Form 10-Q
period 2019-06-30
Silk Road Medical Inc
filed 2019-08-13
CIK 1397702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
REGISTRATION STATEMENT
Under
The Securities Act of 1933

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For transition period from               to
Commission File Number   001-38847

SILK ROAD MEDICAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	3841	20-8777622
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification Number)
1213 Innsbruck Dr. Sunnyvale, CA 94089, (408) 720-9002
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Erica J. Rogers
Chief Executive Officer
1213 Innsbruck Dr. Sunnyvale, CA 94089 (408) 720-9002
(Name, address, including zip code, and telephone number, including area code, of agent for service)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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
As of July 31, 2019, the number of outstanding shares of the registrant's common stock, par value $0.001 per share, was 30,761,483.

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

Part I. Financial Information
Item 1: Unaudited Condensed Consolidated Financial Statements

Silk Road Medical, Inc. Condensed Consolidated Balance Sheets (unaudited)

(in thousands, except share and per share data)	June 30,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$118,247	$24,990
Accounts receivable, net	5,417	4,520
Inventories	8,963	5,744
Prepaid expenses and other current assets	3,249	1,408
Total current assets	135,876	36,662
Property and equipment, net	2,743	2,880
Restricted cash	310	310
Other non-current assets	3,723	1,029
Total assets	$142,652	$40,881
Liabilities, redeemable convertible preferred stock and stockholders' equity (deficit)
Current liabilities:
Accounts payable	$1,189	$1,252
Accrued liabilities	8,299	7,586
Total current liabilities	9,488	8,838
Long-term debt	44,690	44,201
Redeemable convertible preferred stock warrant liability	—	16,091
Other liabilities	4,097	1,069
Total liabilities	58,275	70,199
Commitments and contingencies (Note 7)
Redeemable convertible preferred stock issuable in series, $0.001 par value
Shares authorized: None and 24,069,615 at June 30, 2019 and December 31, 2018, respectively
Shares issued and outstanding: None and 21,233,190 at June 30, 2019 and December 31, 2018, respectively
Liquidation preference: None and $121,144 at June 30, 2019 and December 31, 2018, respectively	—	105,235
Stockholders' equity (deficit):
Preferred stock, $0.001 par value
Shares authorized: 5,000,000 and none at June 30, 2019 and December 31, 2018, respectively
Shares issued and outstanding: none	—	—
Common stock, $0.001 par value
Shares authorized: 100,000,000 and 29,879,220 at June 30, 2019 and December 31, 2018, respectively
Shares issued and outstanding: 30,747,714 and 1,135,310 at June 30, 2019 and December 31, 2018, respectively	31	1
Additional paid-in capital	259,574	4,557
Accumulated deficit	(175,228)	(139,111)
Total stockholders' equity (deficit)	84,377	(134,553)
Total liabilities, redeemable convertible preferred stock and stockholders' equity (deficit)	$142,652	$40,881

The accompanying notes are an integral part of these condensed consolidated financial statements.

Silk Road Medical, Inc. Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited)

(in thousands, except share and per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue	$14,928	$7,767	$27,694	$13,473
Cost of goods sold	3,697	2,391	7,035	4,325
Gross profit	11,231	5,376	20,659	9,148
Operating expenses:
Research and development	3,113	2,326	5,820	4,426
Selling, general and administrative	14,135	7,816	28,001	14,135
Total operating expenses	17,248	10,142	33,821	18,561
Loss from operations	(6,017)	(4,766)	(13,162)	(9,413)
Interest income	598	24	650	37
Interest expense	(1,207)	(1,011)	(2,560)	(2,000)
Other income (expense), net	(5,333)	(1,898)	(21,045)	(1,682)
Net loss and comprehensive loss	$(11,959)	$(7,651)	$(36,117)	$(13,058)
Net loss per share, basic and diluted	$(0.42)	$(8.16)	$(2.42)	$(15.56)
Weighted average common shares used to compute net loss per share, basic and diluted	28,458,793	938,052	14,905,052	839,229

The accompanying notes are an integral part of these condensed consolidated financial statements.

Silk Road Medical, Inc. Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit) (unaudited)

(in thousands, except share data)	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balances at December 31, 2018	21,233,190	$105,235	1,135,310	$1	$4,557	$(139,111)	$(134,553)
Exercise of stock options	—	—	251,305	—	375	—	375
Exercise of Series C preferred stock warrants	4,915	30	—	—	—	—	—
Employee stock-based compensation	—	—	—	—	241	—	241
Nonemployee stock-based compensation	—	—	—	—	21	—	21
Net loss and comprehensive loss	—	—	—	—	—	(24,158)	(24,158)
Balances at March 31, 2019	21,238,105	105,265	1,386,615	1	5,194	(163,269)	(158,074)
Exercise of stock options	—	—	176,576	1	363	—	364
Exercise of Series C preferred stock warrants	287,446	1,754	—	—	—	—	—
Exercise of common stock warrants	—	—	3,764	—	31	—	31
Net exercise of Series C preferred stock warrants upon IPO	1,653,004	37,121	—	—	—	—	—
Net exercise of common stock warrants upon IPO	—	—	2,204	—	—	—	—
Conversion of preferred stock to common stock upon IPO	(23,178,555)	(144,140)	23,178,555	23	144,117	—	144,140
Issuance of common stock in connection with IPO, net of underwriting discount, commissions and offering costs of $2,561	—	—	6,000,000	6	109,033	—	109,039
Employee stock-based compensation	—	—	—	—	814	—	814
Nonemployee stock-based compensation	—	—	—	—	22	—	22
Net loss and comprehensive loss	—	—	—	—	—	(11,959)	(11,959)
Balances at June 30, 2019	—	$—	30,747,714	$31	$259,574	$(175,228)	$84,377

The accompanying notes are an integral part of these condensed consolidated financial statements.

Silk Road Medical, Inc. Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit) (unaudited)

(in thousands, except share data)	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balances at December 31, 2017	21,233,190	$105,235	663,270	$1	$2,977	$(101,556)	$(98,578)
Exercise of stock options	—	—	186,944	—	284	—	284
Employee stock-based compensation	—	—	—	—	164	—	164
Nonemployee stock-based compensation	—	—	—	—	(2)	—	(2)
Cumulative effect of change in accounting principle - ASC 606 adoption	—	—	—	—	—	87	87
Cumulative effect of change in accounting treatment - ASU 2016-09	—	—	—	—	13	(13)	—
Net loss and comprehensive loss	—	—	—	—	—	(5,408)	(5,408)
Balances at March 31, 2018	21,233,190	105,235	850,214	1	3,436	(106,890)	(103,453)
Exercise of stock options	—	—	106,732	—	148	—	148
Employee stock-based compensation	—	—	—	—	178	—	178
Nonemployee stock-based compensation	—	—	—	—	151	—	151
Net loss and comprehensive loss	—	—	—	—	—	(7,651)	(7,651)
Balances at June 30, 2018	21,233,190	$105,235	956,946	$1	$3,913	$(114,541)	$(110,627)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Silk Road Medical, Inc. Condensed Consolidated Statements of Cash Flows (unaudited)

(in thousands)	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities
Net loss	$(36,117)	$(13,058)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	350	131
Stock-based compensation expense	1,099	491
Change in fair value of redeemable convertible preferred stock warrant liability	21,030	1,678
Amortization of debt discount and debt issuance costs	22	46
Amortization of right-of-use asset	300	—
Non-cash interest expense	555	782
Provision for accounts receivable allowances	724	663
Provision for excess and obsolete inventories	43	—
Changes in assets and liabilities
Accounts receivable	(1,622)	475
Inventories	(3,262)	(1,054)
Prepaid expenses and other current assets	(1,841)	(478)
Other assets	756	(52)
Accounts payable	(45)	24
Accrued liabilities	377	170
Other liabilities	(372)	244
Net cash used in operating activities	(18,003)	(9,938)

Cash flows from investing activities
Purchases of property and equipment	(206)	(1,004)
Net cash used in investing activities	(206)	(1,004)

Cash flows from financing activities
Proceeds from initial public offering, net of underwriting discount, commissions and offering costs paid	108,913	—
Proceeds from issuance of common stock	738	432
Proceeds from exercise of redeemable convertible preferred stock warrants	1,784	—
Proceeds from exercise of common stock warrants	31	—
Net cash provided by financing activities	111,466	432
Net change in cash, cash equivalents and restricted cash	93,257	(10,510)
Cash, cash equivalents and restricted cash, beginning of period	25,300	33,841
Cash, cash equivalents and restricted cash, end of period	$118,557	$23,331

Supplemental disclosure of cash flow information
Cash paid for interest	$1,982	$1,172

Non-cash investing and financing activities:
Accounts payable and accrued liabilities for purchases of property and equipment	$7	$696
Landlord paid tenant improvements	$—	794
Offering costs in accounts payable and accrued liabilities	$358	$—
Right-of-use asset obtained in exchange for lease obligation	$3,982	$—
Net exercise of convertible preferred stock warrants to preferred stock	$37,121	$—
Conversion of convertible preferred stock to common stock upon initial public offering	$144,140	$—

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
Initial Public Offering
In April 2019, the Company issued and sold 6,000,000 shares of its common stock in its initial public offering (“IPO”) at a public offering price of $20.00 per share, for net proceeds of approximately $109,039,000 after deducting underwriting discounts and commissions of approximately $8,400,000 and expenses of approximately $2,561,000. Upon the closing of the IPO, all shares of redeemable convertible preferred stock then outstanding converted into shares of common stock and the Company's outstanding warrants to purchase shares of common and redeemable convertible preferred stock were exercised, or automatically net exercised absent a prior election. The exercises resulted in the reclassification of the fair value of the related redeemable convertible preferred stock warrant liability to additional paid-in capital.
2.    Summary of Significant Accounting Policies
Basis of Preparation
The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, or U.S. GAAP, and applicable rules and regulations of the Securities and Exchange Commission, or SEC, regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP have been condensed or omitted, and accordingly the balance sheet as of December 31, 2018, and related disclosures, have been derived from the audited consolidated financial statements at that date but does not include all of the information required by U.S. GAAP for complete consolidated financial statements. These unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for the fair statement of the Company’s condensed consolidated financial information. The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the results

Silk Road Medical, Inc. Notes to Condensed Consolidated Financial Statements (unaudited)

to be expected for the year ending December 31, 2019 or for any other interim period or for any other future year.
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
Fair Value of Financial Instruments
The Company has evaluated the estimated fair value of its financial instruments as of June 30, 2019 and December 31, 2018. The carrying amounts of cash equivalents, restricted cash, accounts receivable, accounts payable and accrued liabilities approximate their respective fair values because of the short-term nature of these instruments. Management believes that its borrowings bear interest at the prevailing market rates for instruments with similar characteristics; accordingly, the carrying value of this instrument approximates its fair value. Prior to its IPO, fair value accounting was applied to the redeemable convertible preferred stock warrant liability.
Cash, Cash Equivalents and Restricted Cash
The Company considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents. Cash equivalents are considered available-for-sale marketable securities and are recorded at fair value, based on quoted market prices. As of June 30, 2019 and December 31, 2018, the Company’s cash equivalents are entirely comprised of investments in money market funds.
Restricted cash as of June 30, 2019 and December 31, 2018 consists of a letter of credit of $310,000 representing collateral for the Company's facility lease.

Silk Road Medical, Inc. Notes to Condensed Consolidated Financial Statements (unaudited)

Concentration of Credit Risk, and Other Risks and Uncertainties
Financial instruments that potentially subject the Company to credit risk consist of cash and cash equivalents and accounts receivable to the extent of the amounts recorded on the condensed consolidated balance sheet.
The Company’s policy is to invest in money market funds, which are classified as cash equivalents on the condensed consolidated balance sheet. The Company's cash is held in Company accounts at two financial institutions and such amounts may exceed federally insured limits. The Company's money market funds are invested in highly rated money market funds.
The Company provides for uncollectible amounts when specific credit problems are identified. In doing so, the Company analyzes historical bad debt trends, customer credit worthiness, current economic trends and changes in customer payment patterns when evaluating the adequacy of the allowance for doubtful accounts.
The Company’s accounts receivable are due from a variety of health care organizations in the United States. At June 30, 2019 and December 31, 2018, no customer represented 10% or more of the Company’s accounts receivable. For the three and six months ended June 30, 2019 and June 30, 2018, there were no customers that represented 10% or more of revenue.
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
Existing or future devices developed by the Company may require approvals or clearances from the FDA or international regulatory agencies. In addition, in order to continue the Company’s operations, compliance with various federal and state laws is required. If the Company were denied or delayed in receiving such approvals or clearances, it may be necessary to adjust operations to align with the Company’s currently approved portfolio. If clearance for the products in the current portfolio were withdrawn by the FDA, this would have a material adverse impact on the Company.
Deferred Public Offering Costs
Specific incremental legal, accounting and other fees and costs directly attributable to a proposed or actual offering of securities may properly be deferred and charged against the gross proceeds of the offering. As of June 30, 2019 and December 31, 2018, there were $0 and $950,000, respectively, of offering costs primarily consisting of legal and accounting fees that were capitalized in other non-current assets on the condensed consolidated balance sheet.
Leases

Silk Road Medical, Inc. Notes to Condensed Consolidated Financial Statements (unaudited)

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
Redeemable Convertible Preferred Stock Warrant Liability
Prior to its IPO, the Company accounted for its warrants for shares of redeemable convertible preferred stock as a liability based upon the characteristics and provisions of each instrument. Redeemable convertible preferred stock warrants classified as a liability were initially recorded at their fair value on the date of issuance and were subject to remeasurement at each subsequent balance sheet date. Any change in fair value as a result of a remeasurement was recognized as a component of other income (expense), net in the condensed consolidated statements of operations and comprehensive loss. The Company recorded adjustments to the estimated fair value of the redeemable convertible preferred stock warrants until they were exercised in connection with its initial public offering in April 2019. At such time, the final fair value of the warrant liability was reclassified to stockholders’ equity (deficit). The Company will no longer record any related periodic fair value adjustments.
Redeemable Convertible Preferred Stock
Prior to its IPO, the Company recorded its redeemable convertible preferred stock at fair value on the dates of issuance, net of issuance costs, and classified the redeemable convertible preferred stock outside of stockholders’ equity (deficit) on the balance sheet as events triggering the liquidation preferences were not solely within the Company’s control. Upon the closing of the Company's IPO, all shares of convertible preferred stock then outstanding converted into an aggregate of 23,178,555 shares

Silk Road Medical, Inc. Notes to Condensed Consolidated Financial Statements (unaudited)

of common stock resulting in the reclassification of $144,140,000 from outside of stockholders’ equity (deficit) to additional paid-in capital.
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
Under ASC 606, assuming all other revenue recognition criteria have been met, the Company will recognize revenue earlier for arrangements where the Company has satisfied its performance obligations but have not issued invoices.  As of June 30, 2019 and December 31, 2018, the Company recorded $161,000 and $128,000, respectively, of unbilled receivables, which are included in accounts receivable, net on the condensed consolidated balance sheet, as the Company has an unconditional right to payment as of the end of the applicable period.
The Company’s revenue is generated from the sale of its products to hospitals and medical centers in the United States through direct sales representatives. Revenue is recognized when obligations under the terms of a contract with customers are satisfied, which occurs with the transfer of control of the Company’s products to its customers, either upon shipment of the product or delivery of the product to the customer under the Company’s standard terms and conditions.  The Company’s products are readily available for usage as soon as the customer possesses it. Upon receipt, the customer controls the economic benefits of the product, has significant risks and rewards, and the legal title. The Company has present right to payment; therefore, the transfer of control is deemed to happen at a point in time. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring the goods.
For sales where the Company’s sales representative hand delivers product directly to the hospital or medical center from the sales representative’s trunk stock inventory, the Company recognizes revenue upon delivery, which represents the point in time when control transfers to the customer. Upon delivery there are legally-enforceable rights and obligations between the parties which can be identified, commercial substance exists and collectability is probable. For sales which are sent directly from the Company to hospitals and medical centers, the transfer of control occurs at the time of shipment or delivery of the product.  There are no further performance obligations by the Company or the sales representative to the customer after delivery under either method of sale. As allowed under the practical expedient, the Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which it recognizes revenue at the amount to which it has the right to invoice for services performed.

Silk Road Medical, Inc. Notes to Condensed Consolidated Financial Statements (unaudited)

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
Stock–Based Compensation
The Company accounts for stock-based compensation in accordance with Financial Accounting Standards Board (“FASB”) ASC 718, "Compensation-Stock Compensation." ASC 718 requires the recognition of compensation expense, using a fair-value based method, for costs related to all share-based payments including stock options. ASC 718 requires companies to estimate the fair value of all share-based payment option awards on the date of grant using an option pricing model. The fair value of stock options is recognized over the period during which an optionee is required to provide services in exchange for the option award, known as the requisite service period (usually the vesting period), on a straight-line basis. For performance-based stock options, the Company will assess the probability of performance conditions being achieved in each reporting period. The amount of stock-based compensation expense recognized in any one period related to performance-based stock options can vary based on the achievement or anticipated achievement of the performance conditions. The Company accounts for option forfeitures as they occur.
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

Silk Road Medical, Inc. Notes to Condensed Consolidated Financial Statements (unaudited)

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
Net loss per share was determined as follows (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net loss	$(11,959)	$(7,651)	$(36,117)	$(13,058)
Weighted average common stock outstanding used to compute net loss per share, basic and diluted	28,458,793	938,052	14,905,052	839,229
Net loss per share, basic and diluted	$(0.42)	$(8.16)	$(2.42)	$(15.56)

The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted average shares outstanding because such securities have an antidilutive impact due to the Company's net loss, in common stock equivalent shares:

	June 30,
	2019	2018
Redeemable convertible preferred stock outstanding	—	21,233,190
Redeemable convertible preferred stock warrants outstanding	—	2,672,502
Common stock options	4,683,811	4,326,073
Common stock warrants outstanding	—	7,527
	4,683,811	28,239,292

Silk Road Medical, Inc. Notes to Condensed Consolidated Financial Statements (unaudited)

Comprehensive Loss
For the three and six months ended June 30, 2019 and June 30, 2018, there was no difference between comprehensive loss and the Company’s net loss.
Segment and Geographical Information
The Company operates and manages its business as one reportable and operating segment. The Company’s chief executive officer, who is the chief operating decision maker, reviews financial information on an aggregate basis for purposes of allocating resources and evaluating financial performance. All of the Company’s long-lived assets are based in the United States. Long-lived assets are comprised of property and equipment. All of the Company’s revenue was in the United States for the three and six months ended June 30, 2019 and June 30, 2018, based on the shipping location of the external customer.
3.    Recent Accounting Pronouncements
Recently Adopted Accounting Standards
In February 2016, the FASB issued ASU No. 2016-02, "Leases," that supersedes ASC 840, "Leases." Subsequently, the FASB issued several updates to ASU No. 2016-02, codified in ASC Topic 842 (“ASC 842”). The Company adopted ASC 842 on January 1, 2019 using the modified retrospective method for all leases not substantially completed as of the date of adoption.  The Company elected to apply the package of practical expedients, which allowed the Company to not reassess: (i) whether expired or existing contracts contain leases; (ii) lease classification for any expired or existing leases; and (iii) initial direct costs for any existing lease.
Recently Issued Accounting Standards
In June 2016, the FASB issued ASU 2016-13, "Measurement of Credit Losses on Financial Statements." This update provides financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The update replaces the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU No. 2016-13 is effective for public entities for annual periods beginning after December 15, 2019. The Company is evaluating the impact of adopting this guidance to its consolidated financial statements and related disclosures.

Silk Road Medical, Inc. Notes to Condensed Consolidated Financial Statements (unaudited)

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
4.    Fair Value Measurements
The Company measures certain financial assets and liabilities at fair value on a recurring basis. Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. A three-tier fair value hierarchy is established as a basis for considering such assumptions and for inputs used in the valuation methodologies in measuring fair value:

•	Level 1 – quoted prices in active markets for identical assets or liabilities;

•	Level 2 – observable inputs other than quoted prices in active markets for identical assets and liabilities;

•	Level 3 – unobservable inputs.
The Company’s cash equivalents are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency.
In August 2014 through April 2016, the Company issued warrants to purchase 2,672,502 shares of Series C redeemable convertible preferred stock at the exercise price of $6.11 per share. As a derivative liability, the redeemable convertible warrants were initially recorded at fair value and were subject to remeasurement at each balance sheet date through the date of the Company's initial public offering in April 2019. Any change in fair value as a result of a remeasurement was recognized as a component of other income (expense), net in the condensed consolidated statements of operations and comprehensive loss. The Company’s redeemable convertible warrant liability was classified within Level 3 of the fair value hierarchy.

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

The final fair value of the redeemable convertible warrants was remeasured on the date of the Company's initial public offering in April 2019. The final fair value of the redeemable convertible warrant liability was based on the estimated fair value of the Company's common stock at the time of its initial public offering. Subsequent to April 2019, there were no changes in fair value.
The following table sets forth the fair value of the Company’s financial liabilities measured on a recurring basis as of December 31, 2018 (in thousands), as of June 30, 2019, there was no redeemable convertible warrant liability:

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Liabilities
Redeemable convertible warrant liability	$—	$—	$16,091	$16,091
The changes in the redeemable convertible warrant liability are summarized below (in thousands):

Fair Value at December 31, 2018	$16,091
Change in fair value recorded in other income (expense), net	21,030
Reclassification upon IPO	(37,121)
Fair Value at June 30, 2019	$—

There were no transfers between fair value hierarchy levels during the three and six months ended June 30, 2019 and 2018.

Silk Road Medical, Inc. Notes to Condensed Consolidated Financial Statements (unaudited)

5.    Balance Sheet Components
Inventories
Components of inventories were as follows:

(in thousands)	June 30,	December 31,
	2019	2018
Raw materials	$866	$1,054
Finished products	8,097	4,690
Total	$8,963	$5,744

As of June 30, 2019 and December 31, 2018, there were no work-in-process inventories.
Accrued liabilities consist of the following:

(in thousands)	June 30,	December 31,
	2019	2018
Accrued payroll and related expenses	$4,609	$5,157
Accrued professional services	1,024	1,014
Operating lease liability	730	—
Accrued royalty expense	389	313
Deferred revenue	257	137
Accrued travel expenses	443	270
Accrued clinical expenses	354	244
Accrued other expenses	493	451
Total	$8,299	$7,586

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
In September 2018, the Company entered into Amendment No. 5 to the term loan agreement with CRG. Under the amended terms of the amended loan agreement the maturity date was extended to December 31, 2022 and the repayment schedule of the existing term loans were changed to interest only so that the outstanding principal amount of the term loans will be payable in a single installment at maturity. The related fixed interest rate was changed to equal 10.75% per annum, due and payable quarterly in arrears. At the election of the Company, 2.75% of the interest due and payable may be “paid in kind”, or PIK, and added to the then outstanding principal and 8.0% of the interest due and payable paid in cash. All unpaid principal, and accrued and unpaid interest, is due and payable in full on December 31, 2022. The amended term loan agreement also provided for additional term loans in an aggregate principal amount of up to $25,000,000. In September 2018, the Company drew down an additional $15,000,000 under the

Silk Road Medical, Inc. Notes to Condensed Consolidated Financial Statements (unaudited)

term loan agreement with CRG. As provided for under the terms of the amended term loan agreement, the related fixed interest rate was further reduced to 10.00% upon the consummation of the Company's IPO in April 2019. Also, post consummation of the Company's IPO, 8.00% of the interest is due and payable in cash and at the election of the Company, 2.00% of the interest due and payable may be PIK.
The Company may voluntarily prepay the borrowings in full. The Tranche A borrowing required a payment, on the borrowing date, of a financing fee equal to 1.75% of the borrowed loan principal, which is recorded as a discount to the debt. In addition, a facility fee equal to 5.0% of the amounts borrowed plus any PIK is payable at the end of the term or when the borrowings are repaid in full. A long-term liability is being accreted using the effective interest method for the facility fee over the term of the loan agreement. The borrowings are collateralized by a security interest in substantially all of the Company’s assets.
The Company is subject to financial covenants related to liquidity and minimum trailing revenue targets that begin in December 31, 2016 and are tested on an annual basis. The liquidity covenant requires the Company to maintain an amount which shall exceed the greater of (i) $3,000,000 and (ii) the minimum cash balance, if any, required of the Company by a creditor to the extent the Company has incurred permitted priority debt. The Company had to achieve minimum net revenue of $1,000,000 in 2016, $5,000,000 in 2017, $15,000,000 in 2018, and must achieve minimum net revenue of $30,000,000 in 2019 and $40,000,000 in 2020. The liquidity financial covenant has a 90-day equity cure period following end of the calendar year to issue additional shares of equity interests in exchange for cash, or to borrow permitted cure debt. In addition, the term loan agreement prohibits the payment of cash dividends on the Company’s capital stock and also places restrictions on mergers, sales of assets, investments, incurrence of liens, incurrence of indebtedness and transactions with affiliates. CRG may accelerate the payment terms of the term loan agreement upon the occurrence of certain events of default set forth therein, which include the failure of the Company to make timely payments of amounts due under the term loan agreement, the failure of the Company to adhere to the covenants set forth in the term loan agreement, the insolvency of the Company or upon the occurrence of a material adverse change. As of June 30, 2019, the Company was in compliance with all applicable financial covenants. As of June 30, 2019, management does not believe that it is probable that the above clauses will be triggered within the next twelve months, and therefore, the debt is classified as long-term on the condensed consolidated balance sheet.
In June 2019, the Company entered into Amendment No. 7 to the term loan agreement with CRG to reflect flexibility with respect to permitted cash equivalents.
The issuance costs and debt discount have been netted against the borrowed funds on the condensed consolidated balance sheet. The long-term debt balance as of June 30, 2019 was $44,690,000.

Silk Road Medical, Inc. Notes to Condensed Consolidated Financial Statements (unaudited)

Future maturities under the term loan agreement as of June 30, 2019 are as follows (in thousands):

Period Ending December 31:	Amount
2019	$2,239
2020	4,454
2021	4,442
2022	48,256
59,391
Add: Accretion of closing fees	1,040
60,431
Less: Amount representing interest	(15,578)
Less: Amount representing debt discount and debt issuance costs	(163)
Present value of minimum payments	$44,690

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
7.    Commitments and Contingencies
Operating Lease and Rights of Use
The Company’s operating lease obligation consists of leased office, laboratory, and manufacturing space under a non-cancellable operating lease that expires in October 2024. Operating lease costs were $217,000 and $434,000 for the three and six months ended June 30, 2019, respectively. Cash paid for amounts included in the measurement of operating lease liabilities was $169,000 and $363,000 for the three and six months ended June 30, 2019, respectively. As of June 30, 2019, the weighted average discount rate was approximately 6.50% and the weighted average remaining lease term was 5.33 years. Balance sheet information as of June 30, 2019 consists of the following (in thousands):

Operating Lease:	June 30, 2019
Operating lease right-of-use asset in other non-current assets	$3,683
Operating lease liability in accrued liabilities	$730
Operating lease liability in other liabilities	4,097
Total operating lease liabilities	$4,827

The following table summarizes the Company’s operating lease maturities as of June 30, 2019 (in thousands):

Silk Road Medical, Inc. Notes to Condensed Consolidated Financial Statements (unaudited)

Period Ending December 31:	Amount
2019	$510
2020	1,037
2021	1,066
2022	1,096
2023	1,127
2024	904
Total lease payments	5,740
Less: imputed interest	(913)
Present value of lease liabilities	$4,827

Minimum future lease payments previously disclosed under ASC 840 in the Company’s prospectus dated April 3, 2019 filed pursuant to Rule 424(b)(4) with the SEC on April 4, 2019 for the year ended December 31, 2018 are as follows (in thousands):

Year Ending December 31:	Total Minimum Lease Payments
2019	$1,002
2020	1,002
2021	1,031
2022	1,044
2023	1,920
$5,999

Purchase Obligations
Purchase obligations consist of agreements to purchase goods and services entered into in the ordinary course of business. The Company had non-cancellable commitments for inventory that were payable within one year to suppliers for purchases totaling $1,448,000 as of June 30, 2019.
Indemnification
In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties and may provide for indemnification of the counterparty. The Company’s exposure under these agreements is unknown because it involves claims that may be made against it in the future but have not yet been made. To date, the Company has not been subject to any claims or been required to defend any action related to its indemnification obligations.
The Company indemnifies each of its directors and officers for certain events or occurrences, subject to certain limits, while the director is or was serving at the Company’s request in such capacity, as permitted under Delaware law and in accordance with its certificate of incorporation and bylaws. The term of the indemnification period lasts as long as a director may be subject to any proceeding arising out of acts or omissions of such director in such capacity. The maximum amount of potential future indemnification is unlimited; however, the Company currently holds director liability insurance. This insurance allows the transfer of risk associated with the Company’s exposure and may enable it to recover a portion of any future amounts paid. The Company believes that the fair value of these indemnification obligations is

Silk Road Medical, Inc. Notes to Condensed Consolidated Financial Statements (unaudited)

minimal. Accordingly, the Company has not recognized any liabilities relating to these obligations as of June 30, 2019.
Contingencies
The Company is not involved in any pending legal proceedings that it believes could have a material adverse effect on its financial condition, results of operations or cash flows. From time to time, the Company may pursue litigation to assert its legal right and such litigation may be costly and divert the efforts and attention of its management and technical personnel which could adversely affect its business. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. There were no contingent liabilities requiring accrual at June 30, 2019 and December 31, 2018.
Legal Matters
In February 2019, a former employee, through counsel, advised the Company that he had filed a charge of discrimination against the Company with the California Department of Fair Employment & Housing, or DFEH.  The former employee’s complaint alleges sexual harassment and retaliation in violation of the California Department of Fair Employment & Housing Act.  The complaint does not allege specific damages. To date, the DFEH has not contacted the Company. The Company denies the complaint’s allegations and intends to vigorously defend itself. No accrual was included in the Company's balance sheet as of June 30, 2019.
The Company and the former employee participated in mediation on July 30, 2019 and reached a settlement that requires the Company to pay an amount that is not material to its consolidated financial statements.
8.    Redeemable Convertible Preferred Stock
The Company had the following redeemable convertible preferred stock issued and outstanding at December 31, 2018:

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

Upon the closing of the IPO, all shares of convertible preferred stock then outstanding converted into shares of common stock. As of June 30, 2019, the Company does not have any convertible preferred stock issued or outstanding.

Silk Road Medical, Inc. Notes to Condensed Consolidated Financial Statements (unaudited)

Preferred Stock Warrants
Upon the closing of the IPO, all of the outstanding convertible preferred stock warrants were exercised, or net exercised based on the IPO price of $20.00 per share, into 1,945,365 shares of common stock.
As of June 30, 2019 and December 31, 2018, warrants to purchase an aggregate of 0 and 2,672,502, respectively, shares of Series C redeemable convertible preferred stock were outstanding.
9.    Stockholders Equity (Deficit)
Preferred Stock
At June 30, 2019, the Company’s certificate of incorporation, as amended and restated, authorizes the Company to issue up to 5,000,000 shares of preferred stock with $0.001 par value per share, of which no shares were issued and outstanding.
Common Stock
At June 30, 2019, the Company’s certificate of incorporation, as amended and restated, authorizes the Company to issue up to 100,000,000 shares of common stock with $0.001 par value per share, of which 30,747,714 shares were issued and outstanding. The holders of common stock are also entitled to receive dividends whenever funds are legally available, when and if declared by the Board of Directors. As of June 30, 2019, no dividends have been declared to date. Each share of common stock is entitled to one vote.
Common Stock Warrants
In connection with the IPO, the common stock warrants were cash, or net exercised based on the IPO price of $20.00 per share, into 5,968 shares of common stock. As of June 30, 2019 and December 31, 2018, warrants to purchase an aggregate of 0 and 7,527 shares of common stock were outstanding.
10.    Stock Option Plans
In 2007, the Company established its 2007 Stock Option Plan which provided for the granting of stock options to employees, directors and consultants of the Company. In connection with its acquisition of NeuroCo in December 2018, the Company also assumed NeuroCo’s 2015 Equity Incentive Plan, or the NeuroCo Plan. In March 2019, the Company's Board of Directors approved the termination of the 2007 Stock Option Plan and the NeuroCo 2015 Equity Incentive Plan and the adoption of the 2019 Equity Incentive Plan, or the 2019 Plan, which became effective immediately prior to the Company's IPO. The 2019 Plan provides for the grant of ISOs to employees and for the grant of NSOs, restricted stock, restricted stock units, stock appreciation rights, performance units and performance shares to employees, directors and consultants. A total of 2,317,000 shares of common stock were initially reserved for issuance pursuant to the 2019 Plan. In addition, the shares reserved for issuance under the 2019 Plan will also include shares reserved but not issued under the 2007 Stock Option Plan, plus any share awards granted under the 2007 Stock Option Plan that expire or terminate without having been exercised in full or that are forfeited or repurchased. In addition, the number of shares available for issuance under the 2019 Plan will also include an annual increase on the first day of each fiscal year beginning in fiscal 2020, equal to the lesser of (i) 3,000,000 shares; (ii) 4.0% of the outstanding shares of common stock as of the last day of the immediately preceding fiscal year; or (iii) an amount as determined by the Board of Directors. As of June 30, 2019, the Company has reserved 2,351,732 shares of common stock for issuance under the 2019 Plan.

Silk Road Medical, Inc. Notes to Condensed Consolidated Financial Statements (unaudited)

The exercise price of ISOs and NSOs shall not be less than 100% and 85% of the estimated fair value of the shares on the date of grant, respectively, as determined by the Board of Directors. The exercise price of ISOs and NSOs granted to a 10% stockholder shall not be less than 110% of the estimated fair value of the shares on the date of grant as determined by the Board of Directors. To date, options have a term of 10 years and generally vest over 4 years from the date of grant.
Activity under the Company’s 2007 Stock Option Plan and 2019 Plan is set forth below:

		Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in thousands)
Balances, December 31, 2018	57,889	4,364,377	$3.79	7.36	$33,132
Authorized	2,317,000
Options granted	(757,108)	757,108	$20.97
Options exercised	—	(427,881)	$1.73
Options cancelled	9,793	(9,793)	$3.99
Balances, June 30, 2019	1,627,574	4,683,811	$6.76	7.50	$195,326
Vested and exercisable at June 30, 2019		2,493,493	$3.09	6.36	$113,136
Vested and expected to vest at June 30, 2019		4,383,811	$6.76	7.50	$195,326

The aggregate intrinsic value of options exercised during the six months ended June 30, 2019 was $9,077,000. The aggregate intrinsic value was calculated as the difference between the exercise prices of the underlying options and the estimated fair value of the common stock on the date of exercise.
2019 Employee Stock Purchase Plan
In March 2019, the Company's Board of Directors adopted the 2019 Employee Stock Purchase Plan, or 2019 ESPP, under which eligible employees are permitted to purchase common stock at a discount through payroll deductions. A total of 434,000 shares of common stock are reserved for issuance and will be increased on the first day of each fiscal year, beginning in 2020, by an amount equal to the lesser of (i) 1,200,000 shares (ii) 1.0% of the outstanding shares of common stock as of the last day of the immediately preceding fiscal year; or (iii) an amount as determined by the Board of Directors. The price of the common stock purchased will be the lower of 85% of the fair market value of the common stock at the beginning of an offering period or at the end of a purchase period. The 2019 ESPP was effective upon adoption by the Company's Board of Directors but was not in use until the completion of the IPO in April 2019. The 2019 ESPP is intended to qualify as an "employee stock purchase plan" within the meaning of Section 423 of the Internal Revenue Code of 1986, as amended.

Silk Road Medical, Inc. Notes to Condensed Consolidated Financial Statements (unaudited)

Stock‑Based Compensation
The Company estimated the fair value of stock options using the Black–Scholes option pricing model. The fair value of employee and nonemployee stock options is being amortized on a straight–line basis over the requisite service period of the awards. The fair value of employee and nonemployee stock options was estimated using the following assumptions for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Expected term (in years)	5.00 - 6.25	5.00 - 6.25	5.00 - 6.25	5.00 - 6.25
Expected volatility	42.7% - 42.9%	38.0% - 38.1%	42.7% - 42.9%	38.0% - 38.1%
Risk-free interest rate	1.86% - 2.37%	2.71% - 2.74%	1.86% - 2.54%	2.68% - 2.74%
Dividend yield	—%	—%	—%	—%

As of June 30, 2019, there was total unrecognized compensation costs of $8,683,000 related to these stock options. These costs are expected to be recognized over a period of approximately 3.33 years.
The fair value of the shares to be issued under the Company’s 2019 ESPP was estimated using the Black-Scholes valuation model with the following assumptions for the three months ended June 30, 2019:

Three Months Ended
June 30, 2019
Expected term (in years)	0.63
Expected volatility	47.8%
Risk-free interest rate	2.45%
Dividend yield	—%

Total stock-based compensation expense recognized during the three and six months ended June 30, 2019 and 2018, is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Cost of goods sold	$54	$11	$69	$24
Research and development expenses	127	162	155	190
Selling, general and administrative expenses	655	156	875	277
	$836	$329	$1,099	$491

11.    Subsequent Events
Public Offering of Common Stock
In August 2019, the Company completed a secondary public offering of 4,200,000 shares of its common stock sold by certain selling stockholders, and the exercise in full of the underwriters' option to purchase 630,000 additional shares of its common stock from certain selling stockholders, at a public offering price

Silk Road Medical, Inc. Notes to Condensed Consolidated Financial Statements (unaudited)

of $39.50 per share. The Company did not receive any of the proceeds from the sale of the shares of its common stock by the selling stockholders.
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
Prior to our initial public offering, our primary sources of capital were private placements of convertible preferred stock, debt financing arrangements and revenue from sales of our products. Since inception, we have raised a total of $105.2 million in net proceeds from private placements of redeemable convertible preferred stock ("convertible preferred stock"). As of June 30, 2019, we had cash and cash equivalents of $118.2 million, long-term debt of $44.7 million and an accumulated deficit of $175.2 million. In April 2019, we completed an initial public offering of six million shares. As a result of our initial public offering we received net proceeds of approximately $109.0 million, after underwriting discounts and commissions of approximately $8.4 million and other expenses associated with our initial public offering of approximately $2.6 million.
Key Business Metric - Number of U.S. TCAR procedures
We regularly review a number of operating and financial metrics, including the number of procedures performed in the United States, to evaluate our business, measure our performance, identify trends affecting our business, formulate our business plan and make strategic decisions. The following table lists the number of procedures performed in each of the three month periods as indicated:

	Three Months Ended
	March 31, 2017	June 30, 2017	Sept. 30, 2017	Dec. 31, 2017	March 31, 2018	June 30, 2018	Sept. 30, 2018	Dec. 31, 2018
Number of procedures	242	342	513	709	774	1,008	1,243	1,548
During the quarters ended March 31, 2019 and June 30, 2019, physicians performed over 1,700 procedures and approximately 2,000 procedures, respectively. We define a procedure as any instance in which our ENROUTE NPS is used and for which we have a record that the procedure was performed. A procedure that is started and then aborted, or converted to a different procedure, after the ENROUTE NPS is used would count as a procedure. The number of procedures is an indicator of our ability to drive adoption and generate revenue, and is helpful in tracking the progress of our business. We believe that it is representative of our current business; however, we anticipate this may be substituted for additional or different metrics as our business grows.
Components of our Results of Operations
Revenue
We currently derive all of our revenue from the sale of our portfolio of TCAR products to hospitals and medical centers in the United States. Our customers typically purchase an initial stocking order of our products and then reorder as needed. Each of our products is purchased individually, and the majority of our revenue is derived from sales of the ENROUTE NPS and ENROUTE stent. No single customer accounted for 10% or more of our revenue during the three and six months ended June 30, 2019 and 2018. We expect revenue to increase in absolute dollars as we expand our sales territories, new accounts and trained physician base and as existing physicians perform more TCAR procedures.
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
We calculate gross margin as gross profit divided by revenue. Our gross margin has been and will continue to be affected by a variety of factors, primarily average selling prices, product sales mix, production and ordering volumes, manufacturing costs, product yields, headcount and cost-reduction strategies. We expect our gross margin to increase over the long term as our production and ordering volumes increase and as we spread the fixed portion of our overhead costs over a larger number of units produced. We intend to use our design, engineering and manufacturing know-how and capabilities to further advance and improve the efficiency of our manufacturing processes, which we believe over the long term, will reduce costs and have a positive impact on our gross margin. Our gross margin could fluctuate from quarter to quarter as we introduce new products, and as we adopt new manufacturing processes and technologies.
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
Interest Income (Expense), net
Interest income (expense), net consists primarily of interest incurred on our outstanding indebtedness and non-cash interest related to the amortization of debt discount and issuance costs associated with our term loan agreement. We may, at our election, pay the interest through a combination of cash and payment-in-kind, or PIK.

Other Income (Expense), net
Other income (expense), net primarily consists of gains and losses resulting from the remeasurement of the fair value of our convertible preferred stock warrant liability at each balance sheet date. We recorded adjustments to the estimated fair value of the convertible preferred stock warrants until they were exercised in connection with our initial public offering in April 2019. At such time, the final fair value of the warrant liability was reclassified to stockholders’ equity (deficit), we will no longer record any related periodic fair value adjustments.
Results of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Revenue	$14,928	$7,767	$27,694	$13,473
Costs of goods sold	3,697	2,391	7,035	4,325
Gross profit	11,231	5,376	20,659	9,148
Operating expenses:
Research and development	3,113	2,326	5,820	4,426
Selling, general and administrative	14,135	7,816	28,001	14,135
Total operating expenses	17,248	10,142	33,821	18,561
Loss from operations	(6,017)	(4,766)	(13,162)	(9,413)
Interest income (expense), net	(609)	(987)	(1,910)	(1,963)
Other income (expense), net	(5,333)	(1,898)	(21,045)	(1,682)
Net loss and comprehensive loss	$(11,959)	$(7,651)	$(36,117)	$(13,058)
Comparison of Three Months Ended June 30, 2019 and 2018
Revenue. Revenue increased $7.1 million, or 92%, to $14.9 million during the three months ended June 30, 2019, compared to $7.8 million during the three months ended June 30, 2018. The increase in revenue was attributable to an increase in the number of products sold as we expanded our sales territories, increased the number of new accounts, trained more physicians in TCAR and as physicians performed more TCAR procedures.
Cost of Goods Sold and Gross Margin. Cost of goods sold increased $1.3 million, or 55%, to $3.7 million during the three months ended June 30, 2019, compared to $2.4 million during the three months ended June 30, 2018. This increase was attributable to the increase in the number of products sold and additional manufacturing overhead costs as we invested significantly in our operational infrastructure to support anticipated future growth. Gross margin for the three months ended June 30, 2019 increased to 75%, compared to 69% in the three months ended June 30, 2018. Gross margin increased as our production and ordering volumes increased and we were able to spread the fixed portion of our overhead costs over a larger number of units produced, as well as manufacturing efficiencies and the delayed timing of certain manufacturing engineering projects.
Research and Development Expenses. R&D expenses increased $0.8 million, or 34%, to $3.1 million during the three months ended June 30, 2019, compared to $2.3 million during the three months ended June 30, 2018. The increase in R&D expenses was primarily attributable to an increase of $0.5 million in personnel-related expenses, including stock-based compensation, as we continue to support product development and clinical study programs, an increase of $0.2 million relating to educational grants, an increase of $0.1 million in clinical and regulatory expense and an increase of $0.1 million in product development materials and costs, partially offset by a decrease in travel expenses.
Selling, General and Administrative Expenses. SG&A expenses increased $6.3 million, or 81%, to $14.1 million during the three months ended June 30, 2019, compared to $7.8 million during the three months ended June 30, 2018. The increase in SG&A costs was due to the continued commercialization of our products, marketing efforts and general corporate and other costs associated with operating as a public company. The increase in SG&A expenses is primarily attributable to an increase of $3.8 million in personnel-related expenses, an increase of $0.5 million in marketing, tradeshow and promotional costs, an increase of $0.4 million in consulting, legal and professional fees, an increase of $0.4 million in insurance costs, an increase of $0.4 million in travel expenses, an increase of $0.3 million in physician training and travel related costs, an increase of $0.3 million relating to depreciation and the allocation of facilities and related expenses, and an increase of $0.2 million in software related expense. Personnel-related expenses included stock-based compensation expense of $0.6 million and $0.1 million for the three months ended June 30, 2019 and 2018, respectively.
Interest Income (Expense), Net. Interest income (expense), net decreased $0.4 million, or 38%, to an expense of $0.6 million during the three months ended June 30, 2019, compared to an expense of $1.0 million during the three months ended June 30, 2018. This decrease in expense was attributable to an increase in interest income due to higher cash and cash equivalent balances, partially offset by additional interest expense associated with the $15.0 million of additional borrowings in September 2018 under our term loan agreement.
Other Income (Expense), Net. Other income (expense), net increased to an expense of $5.3 million during the three months ended June 30, 2019, compared to an expense of $1.9 million during the three months ended June 30, 2018. The increase was primarily attributed to the remeasurement of our convertible preferred stock warrants and recognition of the change in fair value.
Comparison of Six Months Ended June 30, 2019 and 2018
Revenue. Revenue increased $14.2 million, or 106%, to $27.7 million during the six months ended June 30, 2019, compared to $13.5 million during the six months ended June 30, 2018. The increase in revenue was attributable to an increase in the number of products sold as we expanded our sales territories, increased the number of new accounts, trained more physicians in TCAR and as physicians performed more TCAR procedures.
Cost of Goods Sold and Gross Margin. Cost of goods sold increased $2.7 million, or 63%, to $7.0 million during the six months ended June 30, 2019, compared to $4.3 million during the six months ended June 30, 2018. This increase was attributable to the increase in the number of products sold and additional manufacturing overhead costs as we invested significantly in our operational infrastructure to support anticipated future growth. Gross margin for the six months ended June 30, 2019 increased to 75%, compared to 68% in the six months ended June 30, 2018. Gross margin increased as our production and ordering volumes increased and we were able to spread the fixed portion of our overhead costs over a larger number of units produced.
Research and Development Expenses. R&D expenses increased $1.4 million, or 31%, to $5.8 million during the six months ended June 30, 2019, compared to $4.4 million during the six months ended June 30, 2018. The increase in R&D expenses was primarily attributable to an increase of $0.8 million in personnel-related expenses including stock-based compensation, an increase of $0.2 million in product development materials and costs, an increase of $0.2 million in clinical and regulatory expense, an increase of $0.2 million relating to educational grants, and an increase of $0.1 million in outside services, partially offset by a decrease in travel expenses.

Selling, General and Administrative Expenses. SG&A expenses increased $13.9 million, or 98%, to $28.0 million during the six months ended June 30, 2019, compared to $14.1 million during the six months ended June 30, 2018. The increase in SG&A costs was due to the continued commercialization of our products and general corporate and other costs associated with operating as a public company. The increase in SG&A expenses is primarily attributable to an increase of $8.5 million in personnel-related expenses, an increase of $1.5 million in consulting, legal and professional fees, an increase of $1.1 million in travel expenses, an increase of $0.7 million relating to depreciation and the allocation of facilities and related expenses, an increase of $0.6 million in physician training and travel related costs, an increase of $0.6 million in marketing, tradeshow and promotional costs, an increase of $0.5 million in insurance costs, and an increase of $0.4 million in software related expense. Personnel-related expenses included stock-based compensation expense of $0.8 million and $0.3 million for the three months ended June 30, 2019 and 2018, respectively.
Interest Income (Expense), Net. Interest income (expense), net decreased $0.1 million, or 3%, to an expense of $1.9 million during the six months ended June 30, 2019, compared to an expense of $2.0 million during the six months ended June 30, 2018. This decrease in expense was attributable to an increase in interest income due to higher cash and cash equivalent balances, partially offset by additional interest expense associated with the $15.0 million of additional borrowings in September 2018 under our term loan agreement.
Other Income (Expense), Net. Other income (expense), net increased to an expense of $21.0 million during the six months ended June 30, 2019, compared to an expense of $1.7 million during the six months ended June 30, 2018. The increase was primarily attributed to the remeasurement of our convertible preferred stock warrants and recognition of the change in fair value.
Liquidity and Capital Resources
Prior to our initial public offering, our primary sources of capital were private placements of convertible preferred stock, debt financing agreements and revenue from the sale of our products. As of June 30, 2019, we had cash and cash equivalents of $118.2 million, an accumulated deficit of $175.2 million and $44.7 million outstanding under our term loan agreement. We believe that our existing cash and cash equivalents and expected revenue, will be sufficient to meet our capital requirements and fund our operations for at least the next 12 months.
Cash Flows
The following table summarizes our cash flows for each of the six months ended June 30:

	Six Months Ended June 30,
(in thousands)	2019	2018
Net cash (used in) provided by:
Operating activities	$(18,003)	$(9,938)
Investing activities	(206)	(1,004)
Financing activities	111,466	432
Net increase (decrease) in cash, cash equivalents and restricted cash	$93,257	$(10,510)
Net Cash Used in Operating Activities
Net cash used in operating activities for the six months ended June 30, 2019 was $18.0 million, consisting primarily of a net loss of $36.1 million and an increase in net operating assets of $6.0 million, partially offset by non-cash charges of $24.1 million. The increase in net operating assets was primarily due to an increase in accounts receivable, inventories and prepaid expenses and other current assets to support the growth of our operations, partially offset by a decrease in other assets and increases in accrued and other liabilities, due to timing of payments and growth of our operations. The non-cash charges primarily consisted of depreciation, stock-based compensation, provision for accounts receivable allowances, non-cash interest expense and other charges related to our term loan agreement, and an increase in the fair value of the convertible preferred stock warrants.
Net cash used in operating activities for the six months ended June 30, 2018 was $10.0 million, consisting primarily of a net loss of $13.1 million and an increase in net operating assets of $0.7 million, partially offset by non-cash charges of $3.8 million. The non-cash charges primarily consisted of depreciation, stock-based compensation, provision for accounts receivable allowances, non-cash interest expense and other charges related to our term loan agreement, and an increase in the fair value of the convertible preferred stock warrants.
Net Cash Used in Investing Activities
Net cash used in investing activities in the six months ended June 30, 2019 was $0.2 million consisting of purchases of property and equipment.
Net cash used in investing activities in the six months ended June 30, 2018 was $1.0 million consisting of purchases of property and equipment.
Net Cash Provided by Financing Activities
Net cash provided by financing activities in the six months ended June 30, 2019 was $111.5 million, primarily attributable to proceeds of $108.9 million from our initial public offering, net of issuance costs paid, and proceeds from stock option exercises of $0.7 million and warrant exercises of $1.8 million.
Net cash provided by financing activities in the six months ended June 30, 2018 of $0.4 million relates to proceeds from the exercise of stock options.
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
There have been no material changes to our contractual obligations from those described in our final prospectus for our initial public offering filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act on April 4, 2019.
Critical Accounting Policies and Estimates
Management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and assumptions for the reported amounts of assets, liabilities, revenue, expenses and related disclosures. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and any such differences may be material. There have been no significant and material changes in our critical accounting policies during the three and six months ended June 30, 2019, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Conditions and Results of Operations - Critical Accounting Policies and Estimates” in our final prospectus for our initial public offering filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act on April 4, 2019.
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
Credit Risk
As of June 30, 2019, our cash was maintained with two financial institutions in the United States, and our current deposits are likely in excess of insured limits. We have reviewed the financial statements of these institutions and believe each to have sufficient assets and liquidity to conduct its operations in the ordinary course of business with little or no credit risk to us. Our cash equivalents are invested in highly rated money market funds.
Our accounts receivable primarily relate to revenue from the sale of our products to hospitals and medical centers in the United States. No customer represented 10% or more of our accounts receivable as of June 30, 2019.
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
Management’s Plan to Remediate the Material Weaknesses
With the oversight of senior management and our audit committee, we began the implementation of remediation steps in 2018. These efforts focused on (i) the hiring of personnel with technical accounting and financial reporting experience and (ii) the implementation of improved accounting and financial reporting procedures and systems to improve the completeness, timeliness and accuracy of our financial reporting and disclosures including the assessment of more judgmental areas of accounting. We believe the measures described above will remediate the material weaknesses identified and strengthen our internal control over financial reporting. These improvements to our internal control infrastructure were implemented in the fourth quarter of 2018, and were ongoing during the preparation of our financial statements for the three and six months ended June 30, 2019. As such, the remediation initiatives outlined above were not sufficient to fully remediate the material weaknesses in internal control over financial reporting as discussed above. We are committed to continuing to improve our internal control processes and will continue to diligently and vigorously review our financial reporting controls and procedures.
Changes in Internal Control Over Financial Reporting

As described under the Management Plan to remediate the material weaknesses, we implemented changes to our internal control over financial reporting during the most recently completed fiscal quarter. There were no other changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
In February 2019, a former employee, through counsel, advised us that he had filed a charge of discrimination against us with the California Department of Fair Employment & Housing, or DFEH. The former employee’s complaint alleges sexual harassment and retaliation in violation of the California Department of Fair Employment & Housing Act. The complaint does not allege specific damages. To date, the DFEH has not contacted us. We deny the complaint’s allegations and intend to vigorously defend ourselves. We have tendered the claim to our insurance carrier, and the carrier has appointed a law firm to represent us in this matter. We and the former employee participated in mediation on July 30, 2019 and reached a settlement that requires us to pay an amount that is not material to our consolidated financial statements.
Item 1A. Risk Factors
We have identified the following risks and uncertainties that may have a material adverse effect on our business, financial condition, results of operations and future growth prospects. Our business could be harmed by any of these risks. The risks and uncertainties described below are not the only ones we face. The occurrence of any of the following risks or additional risks and uncertainties not presently known to us or that we currently believe to be immaterial could materially and adversely affect our business, financial condition, results of operations and future prospects. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment. In assessing these risks, you should also refer to the other information contained in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and related notes. Please also see “Cautionary Notes Regarding Forward-Looking Statements.”
Risks Related to Our Business
We are an early-stage company with a history of net losses, we expect to incur operating losses in the future and we may not be able to achieve or sustain profitability. We have a limited history operating as a commercial company.
We have incurred net losses since our inception in March 2007. For the years ended December 31, 2017 and 2018, we had a net loss of $19.4 million, and $37.6 million, respectively, and a net loss of $36.1 million for the six months ended June 30, 2019, and we expect to continue to incur additional losses in the future. As of June 30, 2019, we had an accumulated deficit of $175.2 million. To date, we have financed our operations primarily through equity and debt financings and from sales of our portfolio of TCAR products that enable transcarotid artery revascularization, or TCAR. The losses and accumulated deficit have primarily been due to the substantial investments we have made to develop our products, as well as for costs related to general research and development, including clinical and regulatory initiatives to obtain marketing approval, sales and marketing efforts and infrastructure improvements.
We fully commercialized our products in the United States in 2016 and therefore do not have a long history operating as a commercial company. Over the next several years, we expect to continue to devote a substantial amount of our resources to expand commercialization efforts and increase adoption of TCAR using our products, improve reimbursement for TCAR, and develop additional products. In addition, as a newly public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. Accordingly, we expect to continue to incur operating losses for the foreseeable future and we cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will sustain profitability. Our failure to achieve and sustain profitability in the future will make it more difficult to finance our business and accomplish our strategic objectives, which would have a material adverse effect on our business, financial condition and results of operations and cause the market price of our common stock to decline. In addition, failure of our products to significantly penetrate the target markets would negatively affect our business, financial condition and results of operations.
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
Our products enable TCAR, which is a novel procedure, and our success depends on acceptance of our products and TCAR by the medical industry, including physicians and hospitals. The FDA reviews our products, and the stent manufactured for us by Cordis, for safety and effectiveness, prior to commercial launch of these products. Thereafter, physicians, through their own use of the products and evaluation of clinical data, make their own decisions as to whether our products are safe and effective for their patients and improve their clinical outcomes. Important factors upon which the effectiveness of our products, including our ENROUTE stent, will be measured are long-term data regarding the risk of stroke and death and the rate of restenosis following TCAR. The long-term clinical benefits of procedures that use our products are not known. We have limited data on the ENROUTE stent and TCAR up to one year. Any failure of our stent or in-stent restenosis of the carotid artery following deployment of the stent could deter physicians from adopting our products and could have a material adverse effect on our business, financial condition and results of operations.
The results of short-term clinical experience of our products do not necessarily predict long-term clinical benefit. We believe that physicians will compare the rates of long-term risk of stroke and death, as well as restenosis and reintervention for procedures using our products, against alternative procedures, such as CEA and CAS. If the long-term data do not meet physicians’ expectations, or if long-term data indicate that our products are not as safe or effective as other treatment options or as current short-term data would suggest, our products may not become widely adopted, physicians may recommend alternative treatments for their patients and our business could be harmed.
If we are not able to maintain adequate levels of third-party coverage and reimbursement for the procedures using our products, if third parties rescind or modify their coverage or delay payments, or if patients are left with significant out-of-pocket costs, it would have a material adverse effect on our business, financial condition and results of operations.
TCAR is currently covered under certain circumstances for certain patients by the Centers for Medicare and Medicaid Services, and has been covered by some commercial payers, independent networks and other entities not governed by the National Coverage Determination. In the United States, we derive our revenue from sales to hospitals and medical centers, which typically bill all or a portion of the costs and fees associated with our products to various third-party payers, including Medicare, Medicaid, private commercial insurance companies, health maintenance organizations and other healthcare-related organizations, and then bill patients for any applicable deductibles or co-payments. For example, our contracts are with the hospitals and medical centers that purchase our products for use with TCAR and not with the commercial payers. As a result, access to adequate coverage and reimbursement for our products by third-party payers is essential to the acceptance of our products by our customers.
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
Our products are reimbursed primarily on a per-patient prior authorization basis for patients covered by commercial insurers and on a medical necessity basis for certain patients covered by the Centers for Medicare and Medicaid Services. Based on reimbursement information regarding CEA and CAS, we estimate that approximately 75% of TCAR procedures are reimbursable by Medicare/Medicaid and approximately 25% are reimbursable by commercial payers. Current Procedure Terminology, or CPT, codes are developed and issued by the American Medical Association, or AMA. The U.S. Centers for Medicare & Medicaid Services, or CMS, determines Medicare payment based on formulas within the Medicare Resource-Based Relative Value Scale, which uses Relative Value Units, or RVUs. The RVU totals for a CPT code are determined and periodically updated by an AMA/Specialty Society RVS Update Committee, or RUC. In the future, reimbursement for our products may change based on a new RUC review. If the Society for Vascular Surgery recommended changes to the RVUs or declined to support the use of TCAR or the Medicare National Coverage Determination no longer covers TCAR, there would be a material adverse effect on our business, financial condition and results of operations. If this were to occur, commercial insurance companies could also adjust payment rates at which they reimburse our products. Other carotid artery disease treatments, such as CEA, may be more widely covered or subject to different co-pay policies and requirements. If patients are required to cover all or a part of the cost of our products out-of-pocket, they may be less likely to elect to use our products and/or undergo the procedure. Additionally, patients may elect to reduce or defer out-of-pocket costs during times of economic uncertainty or periods of legislative change. If hospital, physician and/or patient demand for TCAR, and thus our products that facilitate the procedure, is adversely affected by third-party reimbursement policies and decisions, it will have a material adverse effect on our business, financial condition and results of operations.
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
Risks of TCAR using our products include the risks that are common to endovascular procedures, including perforation, dissection, embolization, bleeding, infection, nerve injury and restenosis. Endovascular procedures occurring in the carotid arteries also include the additional risks of stroke, heart attack and death. We are aware of certain characteristics and features of TCAR that may prevent widespread market adoption, including the fact that physicians would need to adopt a new procedure, and that training for physicians will be required to enable them to effectively operate our products.
Our current products are contraindicated, and therefore should not be used, in certain patients. Our ENROUTE NPS is contraindicated in patients in whom antiplatelet and/or anticoagulation therapy is contraindicated; patients with uncorrected bleeding disorders; patients with severe disease of the ipsilateral common carotid artery; and patients with uncontrollable intolerance to flow reversal. Our ENROUTE stent is contraindicated in patients in whom antiplatelet and/or anticoagulation therapy is contraindicated; patients in whom the ENROUTE NPS is unable to be placed; patients with uncorrected bleeding disorders; patients with known allergies to nitinol; and patients with lesions in the ostium of the common carotid artery. Our ENHANCE peripheral access kit is contraindicated in patients with a known or suspected obstruction in the vessel. Our ENROUTE guidewire is contraindicated in patients judged not acceptable for percutaneous intervention. Additionally, patients that lack at least five centimeters of common carotid artery free of significant disease are not eligible for TCAR.

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
We are also subject to numerous other risks relating to our manufacturing capabilities, including:

•
Quality and reliability of components, sub-assemblies and materials that we source from third-party suppliers, who are required to meet our quality specifications, the majority of which are our single source suppliers for the products they supply;

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
The total addressable market for TCAR is limited by a number of factors. Approximately 168,000 patients with carotid artery disease in the United States received treatment in the form of surgical or endovascular intervention in 2018. Of this group, we estimate that approximately one-third would be outside the scope of the FDA-approved labeling for the ENROUTE stent, as those patients are not deemed to be at high risk for adverse events from CEA, or high surgical risk. The current FDA-approved labeling for the ENROUTE stent is limited to patients at high risk for adverse events from CEA. Patients at high risk for adverse events from CEA are defined as having significant comorbidities and/or anatomic risk factors, and/or advanced age, that would make them riskier candidates for CEA. Furthermore, the safety and effectiveness of TCAR has not been established for certain patients. For example, the FDA-cleared labeling for the ENROUTE NPS states that patients should have at least five centimeters of common carotid artery free of significant disease for initial access to the artery and positioning of the ENROUTE sheath. In addition, per the FDA-approved labeling for the ENROUTE stent, TCAR is limited to asymptomatic patients with carotid artery stenosis of at least 80% and symptomatic patients with carotid artery stenosis of at least 50%, both of which must also be high surgical risk. In addition, physicians may choose to perform CEA in patients with certain anatomical characteristics, including heavily calcified carotid arteries, calcified lesions and severe vessel tortuosity. Finally, current labeling for our products includes contraindications for certain patients, thus further reducing our total addressable market.

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
Our future success depends upon patients having an experience with TCAR that meets their expectations in order to increase physician demand for our products as a result of positive feedback, social media and word-of-mouth. Patients may be dissatisfied if their expectations of the procedure and results, among other things, are not met. Despite what we believe to be the safety profile of our products, patients may experience adverse events such as arterial restenosis or dissection, cranial nerve injury, wound complications, transient ischemic attacks, stroke, heart attack, and death. If the results of TCAR do not meet the expectations of the patients, or patients experience adverse events, it could discourage patients from referring TCAR to others. Dissatisfied patients may express negative opinions through social media. Any failure to meet patient expectations and any resulting negative publicity could harm our reputation and future sales.
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
In addition, our research and development programs, clinical operations and sales efforts depend on our ability to attract and retain highly skilled engineers and sales professionals. We may not be able to attract or retain qualified engineers and sales professionals in the future due to the competition for qualified personnel. We have from time to time experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications. Many of the companies with which we compete for experienced personnel have greater resources than we do. When we hire employees from competitors or other companies, their former employers have previously and may in the future attempt to assert that these employees or we have breached legal obligations, which may result in a diversion of our time and resources and, potentially, damages. In addition, job candidates and existing employees, particularly in the San Francisco Bay Area, often consider the value of the stock awards they receive in connection with their employment. If the perceived benefits of our stock awards decline, either because w

e are a public company or for other reasons, it may harm our ability to recruit and retain highly skilled employees. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects would be harmed.
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
We believe that our cash and cash equivalents as of June 30, 2019, expected revenue, and proceeds from our initial public offering in April 2019 will be sufficient to meet our capital requirements and fund our operations for at least the next 12 months. However, we have based these estimates on assumptions that may prove to be incorrect, and we could spend our available financial resources much faster than we currently expect. Our future funding requirements will depend on many factors, including:

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
As of June 30, 2019, we had an aggregate of approximately $44.7 million in principal and interest outstanding under our term loan agreement. We must make significant quarterly payments under the loan agreement, which has diverted and will continue to divert resources from other activities. Our obligations under the term loan agreement are collateralized by substantially all of our assets, including our material intellectual property, and we are subject to customary financial and operating covenants limiting our ability to, among other things, relocate or dispose of assets, undergo a change in control, merge or consolidate, enter into certain transactions with affiliates, make acquisitions, incur debt, pay dividends, grant liens, repurchase stock and make investments, in each case subject to certain exceptions. The covenants related to the term loan agreement, as well as any future financing agreements into which we may enter, may restrict our ability to finance our operations and engage in, expand or otherwise pursue our business activities and strategies. While we have not previously breached and are not currently in breach of these or any other covenants contained in our term loan agreement, there can be no guarantee that we will not breach these covenants in the future. Our ability to comply with these covenants may be affected by events beyond our control, and future breaches of any of these covenants could result in a default under the loan agreement. If not waived, future defaults could cause all of the outstanding indebtedness under the term loan agreement to become immediately due and payable and terminate commitments to extend further credit. If we do not have or are unable to generate sufficient cash available to repay our debt obligations when they become due and payable, either upon maturity or in the event of a default, our assets could be foreclosed upon and we may not be able to obtain additional debt or equity financing on favorable terms, if at all, which may negatively impact our ability to operate and continue our business as a going concern.
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
As of December 31, 2018, we had U.S. federal and state net operating loss carryforwards, or NOLs, of $125.2 million and $115.8 million, respectively, which if not utilized will begin to expire in 2027 for U.S. federal purposes and 2028 for state purposes. We may use these NOLs to offset against taxable income for U.S. federal and state income tax purposes. However, Section 382 of the Internal Revenue Code of 1986, as amended, may limit the NOLs we may use in any year for U.S. federal income tax purposes in the event of certain changes in ownership of our company. A Section 382 “ownership change” generally occurs if one or more stockholders or groups of stockholders who own at least 5% of a company’s stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws. Although we have not performed a formal 382 study, we believe we may have experienced at least one “ownership change.” In addition, future issuances or sales of our stock, including certain transactions involving our stock that are outside of our control, could result in future “ownership changes.” “Ownership changes” that have occurred in the past or that may occur in the future could result in the imposition of an annual limit on the amount of pre-ownership change NOLs and other tax attributes we can use to reduce our taxable income or tax liability, potentially increasing and accelerating our liability for income taxes, and also potentially causing those tax attributes to expire unused. Any limitation on using NOLs could, depending on the extent of such limitation and the NOLs previously used, result in our retaining less cash after payment of U.S. federal and state income taxes during any year in which we have taxable income, rather than losses, than we would be entitled to retain if such NOLs were available as an offset against such income for U.S. federal and state income tax reporting purposes, which could adversely impact our operating results.
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
As a condition of approving a PMA application, the FDA may also require some form of post-approval study or post-market surveillance, whereby the applicant conducts a follow-up study or follows certain patient groups for a number of years and makes periodic reports to the FDA on the clinical status of those patients when necessary to protect the public health or to provide additional safety and effectiveness data for the device. As a part of our PMA approval, we agreed with the FDA to conduct a post-approval study at a minimum of 30 sites in the United States to evaluate the safety and effectiveness of our products in at least 600 subjects. We have completed enrollment in this study and we are in the process of submitting data to the FDA. Thereafter, the product labeling must be updated and submitted in a PMA supplement, including any adverse event data, from the post-approval study. Failure to conduct the post-approval study in compliance with applicable regulations or to timely complete required post-approval studies or comply with other post-approval requirements could result in withdrawal of approval of the PMA, which would harm our business.
In addition, we are required to investigate all product complaints we receive, and timely file reports with the FDA, including MDRs that require that we report to regulatory authorities if our products may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction were to recur.  If these reports are not submitted in a timely manner, regulators may impose sanctions and we may be subject to product liability or regulatory enforcement actions, including warning letters, untitled letters, fines, civil penalties, recalls, seizures, operating restrictions, denial of requests for 510(k) clearance or premarket approval of new products, new intended uses or modifications to existing products, withdrawal of current 510(k) clearances or premarket approvals and narrowing of approved or cleared product labeling, all of which could harm our business.  In addition, the FDA may provide notice of and conduct additional inspections, such as “for cause” inspections, of our business, sites and facilities as part of its review process. We recently identified the need to implement corrective actions to our complaint handling procedures, which may have caused a delay in timely submission of 20 MDR reports to the FDA since we began commercialization in 2015.  As of July 31, 2019, we had filed 96 MDR reports with the FDA for adverse events including stroke, arterial dissection, stent thrombosis and wound complications.
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
The market price of our common stock is likely to be highly volatile and may fluctuate substantially due to many factors, including:

•	Changes in analysts’ estimates, investors’ perceptions, recommendations by securities analysts or our failure to achieve analysts’ estimates;

•	Quarterly variations in our or our competitors’ results of operations;

•	Periodic fluctuations in our revenue, which could be due in part to the way in which we recognize revenue;

•	The financial projections we may provide to the public, any changes in these projections or our failure to meet these projections;

•	General market conditions and other factors unrelated to our operating performance or the operating performance of our competitors;

•	Changes in reimbursement by current or potential payers;

•	Changes in operating performance and stock market valuations of other technology companies generally, or those in the medical device industry in particular;

•	Actual or anticipated changes in regulatory oversight of our products;

•	The results of our clinical trials;

•	The loss of key personnel, including changes in our board of directors and management;

•	Product recalls or other problems associated with our products;

•	Legislation or regulation of our market;

•	Lawsuits threatened or filed against us, including litigation by current or former employees alleging wrongful termination, sexual harassment, whistleblower or other claims;

•	The announcement of new products or product enhancements by us or our competitors;

•	Announced or completed acquisitions of businesses or technologies by us or our competitors;

•	Announcements related to patents issued to us or our competitors and related litigation; and

•	Developments in our industry.
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
The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about us or our business, our market and our competitors. We do not have any control over these analysts. If one or more of the analysts who cover us downgrade our shares or change their opinion of our business, our share price would likely decline. If one or more of these analysts cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our share price or trading volume to decline.
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
The holders of an aggregate of 18,637,294 shares of our outstanding common stock, have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or our stockholders. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by our affiliates as defined in Rule 144 under the Securities Act. Any sales of securities by these stockholders could have a material adverse effect on the market price of our common stock.
Our directors, officers and principal stockholders have significant voting power and may take actions that may not be in the best interests of our other stockholders.
As of July 31, 2019, our directors, officers and each stockholder holding 5% or more of our outstanding common stock and their affiliates beneficially owned approximately 71.7% of our outstanding common stock in the aggregate. In addition, we are required to nominate and use commercially reasonable efforts to have a number of individuals proportionate to the number of shares of common stock held by entities affiliated with Warburg Pincus & Co. and Vertical Group, L.P. compared to the number of shares of common stock outstanding, designated by each of Warburg Pincus & Co. and entities affiliated with the Vertical Group, L.P., elected to the board of directors. As a result, the above stockholders, if they act together, and Warburg Pincus & Co., acting alone, will be able to exert significant influence over the management and affairs of our company and most matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. We have not elected under the rules of the Nasdaq Stock Market to take advantage of the "controlled company" exemption to opt out of any corporate governance requirements, but this concentration of ownership may have the effect of delaying or preventing a change in control, might adversely affect the market price of our common stock and may not be in the best interests of our other stockholders.

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
With the oversight of senior management and our audit committee, we began the implementation of remediation steps in 2018. These efforts focused on (i) the hiring of personnel with technical accounting and financial reporting experience and (ii) the implementation of improved accounting and financial reporting procedures and systems to improve the completeness, timeliness and accuracy of our financial reporting and disclosures including the assessment of more judgmental areas of accounting. We believe the measures described above will remediate the material weaknesses identified and strengthen our internal control over financial reporting. These improvements to our internal control infrastructure were implemented in the fourth quarter of 2018, and were ongoing during the preparation of our financial statements for the three and six months ended June 30, 2019. As such, the remediation initiatives outlined above were not sufficient to fully remediate the material weaknesses in internal control over financial reporting as discussed above. We are committed to continuing to improve our internal control processes and will continue to diligently and vigorously review our financial reporting controls and procedures.
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
We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, or Section 404, to furnish a report by management on the effectiveness of our internal control over financial reporting for the year ended D ecember 31, 2020. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. Our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting until our first annual report required to be filed with the SEC following the date we are no longer an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. At such time as we are required to obtain auditor attestation, if we then have a material weakness, we would receive an adverse opinion regarding our internal control over financial reporting from our independent registered accounting firm.
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
During our evaluation of our internal control, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal control over financial reporting is effective. We cannot assure you that there will not be material weaknesses or significant deficiencies in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition or results of operations. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness in our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our ordinary shares could decline, and we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.
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
We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year following the fifth anniversary of our initial public offering, (2) the last day of the fiscal year in which we have total annual revenue of more than $1.07 billion, (3) the date on which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (4) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.
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
Our chief financial officer had not previously been the chief financial officer of a publicly traded company and our chief executive officer had not previously been the chief executive officer of a publicly traded company. As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal control. We are required, pursuant to Section 404, to evaluate and determine the effectiveness of our internal control over financial reporting and, beginning with our second annual report after the completion of our initial public offering in April 2019, provide a management report on the internal control over financial reporting. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. Our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting until our first annual report required to be filed with the SEC following the date we are no longer an “emerging growth company,” as defined in the JOBS Act. At such time as we are required to obtain auditor attestation, if we then have a material weakness, we would receive an adverse opinion regarding our internal control over financial re porting from our independent registered accounting firm. If we have a material weakness in our internal control over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. We are implementing the process and documentation necessary to perform the evaluation needed to comply with Section 404. We may not be able to complete our evaluation, testing and any required remediation in a timely fashion.
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
During our evaluation of our internal control, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal control over financial reporting is effective. We cannot assure you that there will not be material weaknesses or significant deficiencies in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition or results of operations. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness in our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our ordinary shares could decline, and we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities, which could require additional financial and management resources and could result in fines, trading suspensions or other remedies. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
Not applicable.
 Use of Proceeds from Public Offering of Common Stock
 Our initial public offering of 6,000,000 shares of common stock was effected through a registration statement on Form S-1 (File No. 333-230045), which was declared effective on April 3, 2019 and pursuant to which we sold an aggregate 6,000,000 shares of our common stock at a public offering price of $20.00 per share for an aggregate offering price of $120.0 million. On April 4, 2019, the underwriters fully exercised their option to purchase 900,000 additional shares of common stock from the selling stockholders pursuant to the underwriting agreement. When our initial public offering closed on April 8, 2019, we received net proceeds of approximately $109.0 million, after deducting underwriting discounts and commissions of approximately $8.4 million and other expenses of approximately $2.6 million. No payments for such expenses were made directly or indirectly to any of our officers or directors or persons holding 10 percent or more of our securities.
  J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated acted as representatives of the underwriters for the offering. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC on April 4, 2019 pursuant to Rule 424(b) of the Securities Act.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.
Item 6. Exhibit Index
The exhibits listed in the accompanying index to exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
3.1**	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the registrant as currently in effect.	S-1	333-230045	3.3	3/4/2019
3.2**	Bylaws of the registrant as currently in effect.	S-1	333-230045	3.5	3/4/2019
4.1**	Specimen Common Stock Certificate of the registrant.	S-1/A	333-230045	4.1	3/25/2019
4.2**	Amended and Restated Registration Rights Agreement by and among the registrant and certain stockholders, dated July 7, 2017.	S-1	333-230045	4.2	3/4/2019
4.3**	Amended and Restated Stockholders Agreement by and among the registrant and certain stockholders, dated July 7, 2017.	S-1	333-230045	4.3	3/4/2019
4.4**	Amendment to the Amended and Restated Registration Rights Agreement, dated March 21, 2019.	S-1/A	333-230045	4.8	3/25/2019
10.1**	Form of Indemnification Agreement for directors and executive officers.	S-1	333-230045	10.1	3/4/2019
10.2+**	2007 Stock Plan, as amended, and related form agreement.	S-1	333-230045	10.2	3/4/2019
10.3+**	2019 Employee Stock Purchase Plan and related form agreements.	S-1/A	333-230045	10.4	3/25/2019
10.4+**	Executive Incentive Compensation Plan.	S-1/A	333-230045	10.5	3/25/2019
10.5+**	2019 Equity Incentive Plan and related form agreements.	S-1/A	333-230045	10.6	3/25/2019
10.6#**	Supply Agreement by and between the registrant and Cordis Corporation, dated October 21, 2011, as amended by the Amendment dated March 12, 2012, the Second Amendment to Supply Agreement dated July 12, 2012, the Third Amendment to Supply Agreement dated April 19, 2013 and the Fourth Amendment to Supply Agreement dated April 9, 2018.	S-1	333-230045	10.6	3/4/2019
10.7#**	License Agreement by and between the registrant and Cordis Corporation, dated December 17, 2010.	S-1	333-230045	10.7	3/4/2019
10.8**	Quality Assurance Agreement by and among the registrant and Lake Region Medical and affiliates, dated May 4, 2015.	S-1	333-230045	10.8	3/4/2019
10.9#**	Amended and Restated Manufacturing and Supply Agreement by and between the registrant and Galt Medical Corporation, dated January 10, 2018.	S-1	333-230045	10.9	3/4/2019

10.10**	Term Loan Agreement by and among the registrant, certain affiliates of CRG Partners III L.P. as lenders and certain subsidiary guarantors, dated October 13, 2015, as amended by Amendment No. 1 to Term Loan Agreement dated January 3, 2017, Amendment No. 2 to Term Loan Agreement dated June 22, 2017, Amendment No. 3 to Term Loan Agreement dated November 30, 2017, Amendment No. 4 to Term Loan Agreement dated June 25, 2018, Amendment No. 5 to Term Loan Agreement dated September 4, 2018, and Amendment No. 6 to Term Loan Agreement dated November 14, 2018 and effective as of October 31, 2018.	S-1	333-230045	10.10	3/4/2019
10.11**	Lease Agreement by and between the registrant and Hanover Properties Ltd., dated November 30, 2017.	S-1	333-230045	10.11	3/4/2019
10.12**	Director Offer Letter for Donald Zurbay dated as of February 6, 2018.	S-1/A	333-230045	10.13	3/25/2019
10.13+**	Confirmatory Employment Letter between the registrant and Erica Rogers, dated as of March 21, 2019.	S-1/A	333-230045	10.14	3/25/2019
10.14+**	Confirmatory Employment Letter between the registrant and Lucas Buchanan, dated as of March 21, 2019.	S-1/A	333-230045	10.15	3/25/2019
10.15+**	Confirmatory Employment Letter between the registrant and Richard Ruedy, dated as of March 21, 2019.	S-1/A	333-230045	10.16	3/25/2019
10.16+**	Confirmatory Employment Letter between the registrant and Andrew Davis, dated as of March 21, 2019.	S-1/A	333-230045	10.17	3/25/2019
10.17+**	Change in Control and Severance Agreement between the registrant and Erica Rogers, dated as of March 21, 2019.	S-1/A	333-230045	10.18	3/25/2019
10.18+**	Change in Control and Severance Agreement between the registrant and Lucas Buchanan, dated as of March 21, 2019.	S-1/A	333-230045	10.19	3/25/2019
10.19+**	Change in Control and Severance Agreement between the registrant and Richard Ruedy, dated as of March 21, 2019.	S-1/A	333-230045	10.20	3/25/2019
10.20+**	Change in Control and Severance Agreement between the registrant and Andrew Davis, dated as of March 21, 2019.	S-1/A	333-230045	10.21	3/25/2019
31.1*	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

**	Previously filed.

+	Indicates management contract or compensatory plan.

#	Portions of the exhibit have been omitted pursuant to a request for confidential treatment. The omitted information has been filed separately with the SEC.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

SILK ROAD MEDICAL, INC.

August 13, 2019	By:	/s/ Erica J. Rogers
Erica J. Rogers President, Chief Executive Officer and Director (principal executive officer)
August 13, 2019	By:	/s/ Lucas W. Buchanan
Lucas W. Buchanan Chief Financial Officer (principal financial officer and principal accounting officer)