Form 10-Q
period 2019-09-30
Silk Road Medical Inc
filed 2019-11-13
CIK 1397702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
REGISTRATION STATEMENT
Under
The Securities Act of 1933

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
1213 Innsbruck Dr. Sunnyvale, CA 94089 (408) 720-9002
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
As of October 31, 2019, the number of outstanding shares of the registrant's common stock, par value $0.001 per share, was 30,865,553.

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
These forward-looking statements include, but are not limited to, statements about:
•our plans to conduct further clinical trials;
•our plans and expected timeline related to our products, or developing new products, to address additional indications or otherwise;
•the expected use of our products by physicians;
•our expectations regarding the number of procedures performed with our products, the number of physicians we expect to train, and the number of our sales territories;
•our ability to obtain, maintain and expand regulatory clearances for our products and any new products we create;
•the expected growth of our business and our organization;
•our expected uses of the net proceeds from our initial public offering;
•our expectations regarding government and third-party payer coverage and reimbursement;
•our ability to retain and recruit key personnel, including the continued development of a sales and marketing infrastructure;
•our ability to obtain an adequate supply of materials and components for our products from our third-party suppliers, most of whom are single-source suppliers;
•our ability to manufacture sufficient quantities of our products with sufficient quality;
•our ability to obtain and maintain intellectual property protection for our products;
•our ability to expand our business into new geographic markets;
•our compliance with extensive Nasdaq requirements and government laws, rules and regulations both in the United States and internationally;
•our estimates of our expenses, ongoing losses, future revenue, capital requirements and our need for, or ability to obtain, additional financing;
•our expectations regarding the time during which we will be an emerging growth company under the JOBS Act;
•our ability to identify and develop new and planned products and/or acquire new products; and

•developments and projections relating to our competitors or our industry.
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

Part I. Financial Information
Item 1: Unaudited Condensed Consolidated Financial Statements

Silk Road Medical, Inc. Condensed Consolidated Balance Sheets (unaudited)

(in thousands, except share and per share data)	September 30,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$112,277	$24,990
Accounts receivable, net	6,932	4,520
Inventories	9,275	5,744
Prepaid expenses and other current assets	3,503	1,408
Total current assets	131,987	36,662
Property and equipment, net	2,697	2,880
Restricted cash	310	310
Other non-current assets	3,575	1,029
Total assets	$138,569	$40,881
Liabilities, redeemable convertible preferred stock and stockholders' equity (deficit)
Current liabilities:
Accounts payable	$1,965	$1,252
Accrued liabilities	10,476	7,586
Total current liabilities	12,441	8,838
Long-term debt	44,785	44,201
Redeemable convertible preferred stock warrant liability	—	16,091
Other liabilities	3,900	1,069
Total liabilities	61,126	70,199
Commitments and contingencies (Note 7)
Redeemable convertible preferred stock issuable in series, $0.001 par value
Shares authorized: None and 24,069,615 at September 30, 2019 and December 31, 2018, respectively
Shares issued and outstanding: None and 21,233,190 at September 30, 2019 and December 31, 2018, respectively
Liquidation preference: None and $121,144 at September 30, 2019 and December 31, 2018, respectively	—	105,235
Stockholders' equity (deficit):
Preferred stock, $0.001 par value
Shares authorized: 5,000,000 and none at September 30, 2019 and December 31, 2018, respectively
Shares issued and outstanding: none	—	—
Common stock, $0.001 par value
Shares authorized: 100,000,000 and 29,879,220 at September 30, 2019 and December 31, 2018, respectively
Shares issued and outstanding: 30,775,980 and 1,135,310 at September 30, 2019 and December 31, 2018, respectively	31	1
Additional paid-in capital	260,647	4,557
Accumulated deficit	(183,235)	(139,111)
Total stockholders' equity (deficit)	77,443	(134,553)
Total liabilities, redeemable convertible preferred stock and stockholders' equity (deficit)	$138,569	$40,881

The accompanying notes are an integral part of these condensed consolidated financial statements.

Silk Road Medical, Inc. Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited)

(in thousands, except share and per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue	$17,026	$9,614	$44,721	$23,087
Cost of goods sold	4,170	2,882	11,206	7,207
Gross profit	12,856	6,732	33,515	15,880
Operating expenses:
Research and development	3,187	2,442	9,008	6,868
Selling, general and administrative	17,064	8,973	45,064	23,108
Total operating expenses	20,251	11,415	54,072	29,976
Loss from operations	(7,395)	(4,683)	(20,557)	(14,096)
Interest income	565	28	1,215	65
Interest expense	(1,176)	(1,065)	(3,736)	(3,065)
Other income (expense), net	(1)	(3,233)	(21,046)	(4,915)
Net loss and comprehensive loss	(8,007)	(8,953)	(44,124)	(22,011)
Net loss and comprehensive loss attributable to non-controlling interest	—	1	—	1
Net loss and comprehensive loss attributable to Silk Road Medical, Inc. common stockholders	$(8,007)	$(8,952)	$(44,124)	$(22,010)
Net loss per share, basic and diluted	$(0.26)	$(8.49)	$(2.18)	$(24.14)
Weighted average common shares used to compute net loss per share, basic and diluted	30,764,354	1,054,794	20,249,580	911,873

The accompanying notes are an integral part of these condensed consolidated financial statements.

Silk Road Medical, Inc. Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit) (unaudited)

(in thousands, except share data)	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balances at December 31, 2018	21,233,190	$105,235	1,135,310	$1	$4,557	$(139,111)	$(134,553)
Exercise of stock options	—	—	251,305	—	375	—	375
Exercise of Series C preferred stock warrants	4,915	30	—	—	—	—	—
Employee stock-based compensation	—	—	—	—	241	—	241
Nonemployee stock-based compensation	—	—	—	—	21	—	21
Net loss and comprehensive loss	—	—	—	—	—	(24,158)	(24,158)
Balances at March 31, 2019	21,238,105	105,265	1,386,615	1	5,194	(163,269)	(158,074)
Exercise of stock options	—	—	176,576	1	363	—	364
Exercise of Series C preferred stock warrants	287,446	1,754	—	—	—	—	—
Exercise of common stock warrants	—	—	3,764	—	31	—	31
Net exercise of Series C preferred stock warrants upon IPO	1,653,004	37,121	—	—	—	—	—
Net exercise of common stock warrants upon IPO	—	—	2,204	—	—	—	—
Conversion of preferred stock to common stock upon IPO	(23,178,555)	(144,140)	23,178,555	23	144,117	—	144,140
Issuance of common stock in connection with IPO, net of underwriting discount, commissions and offering costs of $2,561	—	—	6,000,000	6	109,033	—	109,039
Employee stock-based compensation	—	—	—	—	814	—	814
Nonemployee stock-based compensation	—	—	—	—	22	—	22
Net loss and comprehensive loss	—	—	—	—	—	(11,959)	(11,959)
Balances at June 30, 2019	—	—	30,747,714	31	259,574	(175,228)	84,377
Exercise of stock options	—	—	28,266	—	68	—	68
Decrease in IPO offering costs	—	—	—	—	80	—	80
Employee stock-based compensation	—	—	—	—	902	—	902
Nonemployee stock-based compensation	—	—	—	—	23	—	23
Net loss and comprehensive loss	—	—	—	—	—	(8,007)	(8,007)
Balances at September 30, 2019	—	$—	30,775,980	$31	$260,647	$(183,235)	$77,443

The accompanying notes are an integral part of these condensed consolidated financial statements.

Silk Road Medical, Inc. Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit) (unaudited)

(in thousands, except share data)	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Non-controlling Interest	Total
	Shares	Amount	Shares	Amount
Balances at December 31, 2017	21,233,190	$105,235	663,270	$1	$2,977	$(101,556)	—	$(98,578)
Exercise of stock options	—	—	186,944	—	284	—	—	284
Employee stock-based compensation	—	—	—	—	164	—	—	164
Nonemployee stock-based compensation	—	—	—	—	(2)	—	—	(2)
Cumulative effect of change in accounting principle - ASC 606 adoption	—	—	—	—	—	87	—	87
Cumulative effect of change in accounting treatment - ASU 2016-09	—	—	—	—	13	(13)	—	—
Net loss and comprehensive loss	—	—	—	—	—	(5,408)	—	(5,408)
Balances at March 31, 2018	21,233,190	105,235	850,214	1	3,436	(106,890)	—	(103,453)
Exercise of stock options	—	—	106,732	—	148	—	—	148
Employee stock-based compensation	—	—	—	—	178	—	—	178
Nonemployee stock-based compensation	—	—	—	—	151	—	—	151
Net loss and comprehensive loss	—	—	—	—	—	(7,651)	—	(7,651)
Balances at June 30, 2018	21,233,190	105,235	956,946	1	3,913	(114,541)	—	(110,627)
Exercise of stock options	—	—	140,892	—	216	—	—	216
NeuroCo common stock issuance	—	—	—	—	—	—	1	1
Employee stock-based compensation	—	—	—	—	179	—	—	179
Nonemployee stock-based compensation	—	—	—	—	15	—	—	15
Net loss and comprehensive loss	—	—	—	—	—	(8,952)	(1)	(8,953)
Balances at September 30, 2018	21,233,190	$105,235	1,097,838	$1	$4,323	$(123,493)	$—	$(119,169)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Silk Road Medical, Inc. Condensed Consolidated Statements of Cash Flows (unaudited)

(in thousands)	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities
Net loss	$(44,124)	$(22,011)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	530	325
Stock-based compensation expense	2,023	685
Change in fair value of redeemable convertible preferred stock warrant liability	21,030	4,907
Amortization of debt discount and debt issuance costs	34	57
Amortization of right-of-use asset	440	—
Non-cash interest expense	595	1,153
Provision for sales returns and allowances	1,163	1,255
Provision for excess and obsolete inventories	78	—
Changes in assets and liabilities
Accounts receivable	(3,575)	(1,515)
Inventories	(3,609)	(1,925)
Prepaid expenses and other current assets	(2,096)	(437)
Other assets	764	(58)
Accounts payable	712	(565)
Accrued liabilities	2,255	1,379
Other liabilities	(569)	445
Net cash used in operating activities	(24,349)	(16,305)

Cash flows from investing activities
Purchases of property and equipment	(337)	(2,168)
Net cash used in investing activities	(337)	(2,168)

Cash flows from financing activities
Proceeds from long-term debt	—	15,000
Proceeds from initial public offering, net of underwriting discount, commissions and offering costs paid	109,352	—
Proceeds from issuance of common stock	806	649
Proceeds from exercise of redeemable convertible preferred stock warrants	1,784	—
Proceeds from exercise of common stock warrants	31	—
Non-controlling interest	—	1
Net cash provided by financing activities	111,973	15,650
Net change in cash, cash equivalents and restricted cash	87,287	(2,823)
Cash, cash equivalents and restricted cash, beginning of period	25,300	33,841
Cash, cash equivalents and restricted cash, end of period	$112,587	$31,018

Supplemental disclosure of cash flow information
Cash paid for interest	$3,107	$1,855

Non-cash investing and financing activities:
Accounts payable and accrued liabilities for purchases of property and equipment	$9	$26
Landlord paid tenant improvements	$—	794
Right-of-use asset obtained in exchange for lease obligation	$3,982	$—
Net exercise of convertible preferred stock warrants to preferred stock	$37,121	$—
Conversion of convertible preferred stock to common stock upon initial public offering	$144,140	$—

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
Public Offerings
In April 2019, the Company issued and sold 6,000,000 shares of its common stock in its initial public offering (“IPO”) at a public offering price of $20.00 per share, for net proceeds of approximately $109,119,000 after deducting underwriting discounts and commissions of approximately $8,400,000 and expenses of approximately $2,481,000. Upon the closing of the IPO, all shares of redeemable convertible preferred stock then outstanding converted into shares of common stock and the Company's outstanding warrants to purchase shares of common and redeemable convertible preferred stock were exercised, or automatically net exercised absent a prior election. The exercises resulted in the reclassification of the fair value of the related redeemable convertible preferred stock warrant liability to additional paid-in capital.
In August 2019, the Company completed a secondary public offering of 4,200,000 shares of its common stock sold by certain selling stockholders, and the exercise in full of the underwriters' option to purchase 630,000 additional shares of its common stock from certain selling stockholders, at a public offering price of $39.50 per share. The Company did not receive any of the proceeds from the sale of the shares of its common stock by the selling stockholders.

Silk Road Medical, Inc. Notes to Condensed Consolidated Financial Statements (unaudited)
2.    Summary of Significant Accounting Policies
Basis of Preparation
The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, or U.S. GAAP, and applicable rules and regulations of the Securities and Exchange Commission, or SEC, regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP have been condensed or omitted, and accordingly the balance sheet as of December 31, 2018, and related disclosures, have been derived from the audited consolidated financial statements at that date but does not include all of the information required by U.S. GAAP for complete consolidated financial statements. These unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for the fair statement of the Company’s condensed consolidated financial information. The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019 or for any other interim period or for any other future year.
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
Fair Value of Financial Instruments
The Company has evaluated the estimated fair value of its financial instruments as of September 30, 2019 and December 31, 2018. The carrying amounts of cash equivalents, restricted cash, accounts receivable, accounts payable and accrued liabilities approximate their respective fair values because of the short-term nature of these instruments. Prior to its IPO, fair value accounting was applied to the redeemable convertible preferred stock warrant liability.

Silk Road Medical, Inc. Notes to Condensed Consolidated Financial Statements (unaudited)
Cash, Cash Equivalents and Restricted Cash
The Company considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents. Cash equivalents are considered available-for-sale marketable securities and are recorded at fair value, based on quoted market prices. As of September 30, 2019 and December 31, 2018, the Company’s cash equivalents are entirely comprised of investments in money market funds.
Restricted cash as of September 30, 2019 and December 31, 2018 consists of a letter of credit of $310,000 representing collateral for the Company's facility lease.
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
The Company’s accounts receivable are due from a variety of health care organizations in the United States. At September 30, 2019 and December 31, 2018, no customer represented 10% or more of the Company’s accounts receivable. For the three and nine months ended September 30, 2019 and September 30, 2018, there were no customers that represented 10% or more of revenue.
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

Silk Road Medical, Inc. Notes to Condensed Consolidated Financial Statements (unaudited)
Deferred Public Offering Costs
Specific incremental legal, accounting and other fees and costs directly attributable to a proposed or actual offering of securities may properly be deferred and charged against the gross proceeds of the offering. As of September 30, 2019 and December 31, 2018, there were $0 and $950,000, respectively, of offering costs primarily consisting of legal and accounting fees that were capitalized in other non-current assets on the condensed consolidated balance sheet.
Leases
The Company adopted Accounting Standards Codification (“ASC”) 842, "Leases," on January 1, 2019 and used the modified retrospective method for all leases not substantially completed as of the date of adoption and the package of practical expedients available in the standard. As a result of adopting ASC 842, the Company recorded an operating lease right-of-use ("ROU") asset of $3,982,000 included within other non-current assets and operating lease liabilities of $5,190,000 included within accrued liabilities and other liabilities on the condensed consolidated balance sheet related to its facility lease, based on the present value of the future lease payments on the date of adoption. The operating lease right-of-use asset also includes adjustments for prepayments and excludes lease incentives. The adoption did not have an impact on prior periods or on its condensed consolidated statements of operations and comprehensive loss.
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

Silk Road Medical, Inc. Notes to Condensed Consolidated Financial Statements (unaudited)
Redeemable Convertible Preferred Stock Warrant Liability
Prior to its IPO, the Company accounted for its warrants for shares of redeemable convertible preferred stock as a liability based upon the characteristics and provisions of each instrument. Redeemable convertible preferred stock warrants classified as a liability were initially recorded at their fair value on the date of issuance and were subject to remeasurement at each subsequent balance sheet date. Any change in fair value as a result of a remeasurement was recognized as a component of other income (expense), net in the condensed consolidated statements of operations and comprehensive loss. The Company recorded adjustments to the estimated fair value of the redeemable convertible preferred stock warrants until they were exercised. Upon their exercise, the final fair value of the warrant liability was reclassified to stockholders’ equity (deficit). Subsequent to its IPO, the Company no longer recorded any related periodic fair value adjustments.
Redeemable Convertible Preferred Stock
Prior to its IPO, the Company recorded its redeemable convertible preferred stock at fair value on the dates of issuance, net of issuance costs, and classified the redeemable convertible preferred stock outside of stockholders’ equity (deficit) on the balance sheet as events triggering the liquidation preferences were not solely within the Company’s control. Upon the closing of the Company's IPO, all shares of convertible preferred stock then outstanding converted into an aggregate of 23,178,555 shares of common stock resulting in the reclassification of $144,140,000 from outside of stockholders’ equity (deficit) to additional paid-in capital.
Revenue Recognition
On January 1, 2018, the Company adopted ASC Topic 606, "Revenue from Contracts with Customers," using the modified retrospective method applied to contracts which were not completed as of that date.  Revenue for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period revenue amounts are not adjusted and continue to be reported in accordance with the Company’s historic accounting under ASC 605, "Revenue Recognition." Under ASC 606, revenue is recognized when a customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, the Company performs the following five steps:
(i) identify the contract(s) with a customer;
(ii) identify the performance obligations in the contract;
(iii) determine the transaction price;
(iv) allocate the transaction price to the performance obligations in the contract; and
(v) recognize revenue when (or as) the entity satisfies a performance obligation.
Under ASC 606, assuming all other revenue recognition criteria have been met, the Company will recognize revenue earlier for arrangements where the Company has satisfied its performance obligations but have not issued invoices.  As of September 30, 2019 and December 31, 2018, the Company recorded $149,000 and $128,000, respectively, of unbilled receivables, which are included in accounts receivable, net on the condensed consolidated balance sheet, as the Company has an unconditional right to payment as of the end of the applicable period.

Silk Road Medical, Inc. Notes to Condensed Consolidated Financial Statements (unaudited)
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
Costs associated with product sales include commissions and royalties. The Company applies the practical expedient and recognizes commissions and royalties as expense when incurred because the expense is incurred at a point in time and the amortization period is less than one year.  Commissions are recorded as selling expense and royalties are recorded as cost of goods sold in the condensed consolidated statements of operations and comprehensive loss.
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

Silk Road Medical, Inc. Notes to Condensed Consolidated Financial Statements (unaudited)
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

Silk Road Medical, Inc. Notes to Condensed Consolidated Financial Statements (unaudited)
Net loss per share was determined as follows (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net loss	$(8,007)	$(8,952)	$(44,124)	$(22,010)
Weighted average common stock outstanding used to compute net loss per share, basic and diluted	30,764,354	1,054,794	20,249,580	911,873
Net loss per share, basic and diluted	$(0.26)	$(8.49)	$(2.18)	$(24.14)

The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted average shares outstanding because such securities have an antidilutive impact due to the Company's net loss, in common stock equivalent shares:

	September 30,
	2019	2018
Redeemable convertible preferred stock outstanding	—	21,233,190
Redeemable convertible preferred stock warrants outstanding	—	2,672,502
Common stock options	4,677,878	4,292,056
Common stock warrants outstanding	—	7,527
	4,677,878	28,205,275

Comprehensive Loss
For the three and nine months ended September 30, 2019 and September 30, 2018, there was no difference between comprehensive loss and the Company’s net loss.
Segment and Geographical Information
The Company operates and manages its business as one reportable and operating segment. The Company’s chief executive officer, who is the chief operating decision maker, reviews financial information on an aggregate basis for purposes of allocating resources and evaluating financial performance. All of the Company’s long-lived assets are based in the United States. Long-lived assets are comprised of property and equipment. All of the Company’s revenue was in the United States for the three and nine months ended September 30, 2019 and September 30, 2018, based on the shipping location of the external customer.

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

Silk Road Medical, Inc. Notes to Condensed Consolidated Financial Statements (unaudited)
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

4.    Fair Value Measurements
The Company measures certain financial assets and liabilities at fair value on a recurring basis. Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. A three-tier fair value hierarchy is established as a basis for considering such assumptions and for inputs used in the valuation methodologies in measuring fair value:
•Level 1 – quoted prices in active markets for identical assets or liabilities;
•Level 2 – observable inputs other than quoted prices in active markets for identical assets and liabilities;
•Level 3 – unobservable inputs.
The Company’s cash equivalents are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. Management believes that borrowings under its term loan bear interest at the prevailing market rates for instruments with similar characteristics (a Level 2 input); accordingly, the carrying value of this instrument approximates its fair value.

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
The following table sets forth the fair value of the Company’s financial liabilities measured on a recurring basis as of December 31, 2018 (in thousands), as of September 30, 2019, there was no redeemable convertible warrant liability:

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Liabilities
Redeemable convertible warrant liability	$—	$—	$16,091	$16,091

The changes in the redeemable convertible warrant liability are summarized below (in thousands):

Fair Value at December 31, 2018	$16,091
Change in fair value recorded in other income (expense), net	21,030
Reclassification upon IPO	(37,121)
Fair Value at September 30, 2019	$—

There were no transfers between fair value hierarchy levels during the three and nine ended September 30, 2019 and 2018.

5.    Balance Sheet Components
Components of inventories were as follows:

(in thousands)	September 30,	December 31,
	2019	2018
Raw materials	$1,029	$1,054
Finished products	8,246	4,690
Total	$9,275	$5,744

Silk Road Medical, Inc. Notes to Condensed Consolidated Financial Statements (unaudited)
As of September 30, 2019 and December 31, 2018, there were no work-in-process inventories.
Accrued liabilities consist of the following:

(in thousands)	September 30,	December 31,
	2019	2018
Accrued payroll and related expenses	$6,984	$5,157
Accrued professional services	841	1,014
Operating lease liability	749	—
Accrued royalty expense	423	313
Deferred revenue	335	137
Accrued travel expenses	394	270
Accrued clinical expenses	197	244
Accrued other expenses	553	451
Total	$10,476	$7,586

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
In September 2018, the Company entered into Amendment No. 5 to the term loan agreement with CRG. Under the amended terms of the amended loan agreement the maturity date was extended to December 31, 2022 and the repayment schedule of the existing term loans were changed to interest only so that the outstanding principal amount of the term loans will be payable in a single installment at maturity. The related fixed interest rate was changed to equal 10.75% per annum, due and payable quarterly in arrears. At the election of the Company, 2.75% of the interest due and payable may be “paid in kind”, or PIK, and added to the then outstanding principal and 8.0% of the interest due and payable paid in cash. All unpaid principal, and accrued and unpaid interest, is due and payable in full on December 31, 2022. The amended term loan agreement also provided for additional term loans in an aggregate principal amount of up to $25,000,000. In September 2018, the Company drew down an additional $15,000,000 under the term loan agreement with CRG. As provided for under the terms of the amended term loan agreement, the related fixed interest rate was further reduced to 10.0% upon the consummation of the Company's IPO in April 2019. Also, post consummation of the Company's IPO, 8.0% of the interest is due and payable in cash and at the election of the Company, 2.0% of the interest due and payable may be PIK.
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

Silk Road Medical, Inc. Notes to Condensed Consolidated Financial Statements (unaudited)
The Company is subject to financial covenants related to liquidity and minimum trailing revenue targets that began in December 31, 2016 and are tested on an annual basis. The liquidity covenant requires the Company to maintain an amount which shall exceed the greater of (i) $3,000,000 and (ii) the minimum cash balance, if any, required of the Company by a creditor to the extent the Company has incurred permitted priority debt. The Company had to achieve minimum net revenue of $1,000,000 in 2016, $5,000,000 in 2017, $15,000,000 in 2018, and must achieve minimum net revenue of $30,000,000 in 2019 and $40,000,000 in 2020. The liquidity financial covenant has a 90-day equity cure period following end of the calendar year to issue additional shares of equity interests in exchange for cash, or to borrow permitted cure debt. In addition, the term loan agreement prohibits the payment of cash dividends on the Company’s capital stock and also places restrictions on mergers, sales of assets, investments, incurrence of liens, incurrence of indebtedness and transactions with affiliates. CRG may accelerate the payment terms of the term loan agreement upon the occurrence of certain events of default set forth therein, which include the failure of the Company to make timely payments of amounts due under the term loan agreement, the failure of the Company to adhere to the covenants set forth in the term loan agreement, the insolvency of the Company or upon the occurrence of a material adverse change. As of September 30, 2019, the Company was in compliance with all applicable financial covenants. As of September 30, 2019, management does not believe that it is probable that the above clauses will be triggered within the next twelve months, and therefore, the debt is classified as long-term on the condensed consolidated balance sheet.
In June 2019, the Company entered into Amendment No. 7 to the term loan agreement with CRG to reflect flexibility with respect to permitted cash equivalents.
The issuance costs and debt discount have been netted against the borrowed funds on the condensed consolidated balance sheet. The long-term debt balance as of September 30, 2019 was $44,785,000.
Future maturities under the term loan agreement as of September 30, 2019 are as follows (in thousands):

Period Ending December 31:	Amount
2019	$1,120
2020	4,454
2021	4,442
2022	48,256
58,272
Add: Accretion of closing fees	1,122
59,394
Less: Amount representing interest	(14,458)
Less: Amount representing debt discount and debt issuance costs	(151)
Present value of minimum payments	$44,785

In October 2015, CRG purchased 327,759 shares of the Company’s Series C redeemable convertible preferred stock at $6.11 per share. In addition,CRG received warrants to purchase 163,877 shares of the Company’s Series C redeemable convertible preferred stock at an exercise price of $.6.11 per share. Upon the closing of the IPO, the warrants were net exercised, based on the IPO price of $20.00 per share, into shares of common stock.
In July 2017, CRG purchased an additional 163,877 shares of the Company’s Series C convertible preferred stock at $6.11 per share.

Silk Road Medical, Inc. Notes to Condensed Consolidated Financial Statements (unaudited)
7.    Commitments and Contingencies
Operating Lease and Rights of Use
The Company’s operating lease obligation consists of leased office, laboratory, and manufacturing space under a non-cancellable operating lease that expires in October 2024. Operating lease costs were $217,000 and $652,000 for the three and nine months ended September 30, 2019, respectively. Cash paid for amounts included in the measurement of operating lease liabilities was $178,000 and $540,000 for the three and nine months ended September 30, 2019, respectively. As of September 30, 2019, the weighted average discount rate was approximately 6.50% and the weighted average remaining lease term was 5.08 years. Balance sheet information as of September 30, 2019 consists of the following (in thousands):

Operating Lease:	September 30, 2019
Operating lease right-of-use asset in other non-current assets	$3,543
Operating lease liability in accrued liabilities	$749
Operating lease liability in other liabilities	3,901
Total operating lease liabilities	$4,650

The following table summarizes the Company’s operating lease maturities as of September 30, 2019 (in thousands):

Period Ending December 31:	Amount
2019	$255
2020	1,037
2021	1,066
2022	1,096
2023	1,127
2024	904
Total lease payments	5,485
Less: imputed interest	(835)
Present value of lease liabilities	$4,650

Minimum future lease payments previously disclosed under ASC 840 in the Company’s prospectus dated April 3, 2019 filed pursuant to Rule 424(b)(4) with the SEC on April 4, 2019 for the year ended December 31, 2018 are as follows (in thousands):

Year Ending December 31:	Total Minimum Lease Payments
2019	$1,002
2020	1,002
2021	1,031
2022	1,044
2023	1,920
$5,999

Silk Road Medical, Inc. Notes to Condensed Consolidated Financial Statements (unaudited)
Purchase Obligations
Purchase obligations consist of agreements to purchase goods and services entered into in the ordinary course of business. The Company had non-cancellable commitments for inventory that were payable within one year to suppliers for purchases totaling $3,715,000 as of September 30, 2019.
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
The Company indemnifies each of its directors and officers for certain events or occurrences, subject to certain limits, while the director is or was serving at the Company’s request in such capacity, as permitted under Delaware law and in accordance with its certificate of incorporation and bylaws. The term of the indemnification period lasts as long as a director may be subject to any proceeding arising out of acts or omissions of such director in such capacity. The maximum amount of potential future indemnification is unlimited; however, the Company currently holds director liability insurance. This insurance allows the transfer of risk associated with the Company’s exposure and may enable it to recover a portion of any future amounts paid. The Company believes that the fair value of these indemnification obligations is minimal. Accordingly, the Company has not recognized any liabilities relating to these obligations as of September 30, 2019.
Contingencies
The Company is not involved in any pending legal proceedings that it believes could have a material adverse effect on its financial condition, results of operations or cash flows. From time to time, the Company may pursue litigation to assert its legal right and such litigation may be costly and divert the efforts and attention of its management and technical personnel which could adversely affect its business. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. There were no contingent liabilities requiring accrual at September 30, 2019 and December 31, 2018.
Legal Matters
In February 2019, a former employee, through counsel, advised the Company that he had filed a charge of discrimination against the Company with the California Department of Fair Employment & Housing, or DFEH.  The former employee’s complaint alleges sexual harassment and retaliation in violation of the California Department of Fair Employment & Housing Act.  The complaint did not allege specific damages. The Company and the former employee participated in mediation on July 30, 2019 and reached a settlement that required the Company to pay an amount that was not material to its consolidated financial statements, which was fully paid during the three months ended September 30, 2019.

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

Upon the closing of the IPO, all shares of convertible preferred stock then outstanding converted into shares of common stock. As of September 30, 2019, the Company does not have any convertible preferred stock issued or outstanding.
Preferred Stock Warrants
Upon the closing of the IPO, all of the outstanding convertible preferred stock warrants were exercised, or net exercised based on the IPO price of $20.00 per share, into 1,945,365 shares of common stock.
As of September 30, 2019 and December 31, 2018, warrants to purchase an aggregate of 0 and 2,672,502, respectively, shares of Series C redeemable convertible preferred stock were outstanding.

9.    Stockholders Equity (Deficit)
Preferred Stock
At September 30, 2019, the Company’s certificate of incorporation, as amended and restated, authorizes the Company to issue up to 5,000,000 shares of preferred stock with $0.001 par value per share, of which no shares were issued and outstanding.
Common Stock
At September 30, 2019, the Company’s certificate of incorporation, as amended and restated, authorizes the Company to issue up to 100,000,000 shares of common stock with $0.001 par value per share, of which 30,775,980 shares were issued and outstanding. The holders of common stock are also entitled to receive dividends whenever funds are legally available, when and if declared by the Board of Directors. As of September 30, 2019, no dividends have been declared to date. Each share of common stock is entitled to one vote.
Common Stock Warrants
In connection with the IPO, the common stock warrants were cash, or net exercised based on the IPO price of $20.00 per share, into 5,968 shares of common stock. As of September 30, 2019 and December 31, 2018, warrants to purchase an aggregate of 0 and 7,527 shares of common stock were outstanding.

Silk Road Medical, Inc. Notes to Condensed Consolidated Financial Statements (unaudited)
10.    Stock Option Plans
In 2007, the Company established its 2007 Stock Option Plan which provided for the granting of stock options to employees, directors and consultants of the Company. In connection with its acquisition of NeuroCo in December 2018, the Company also assumed NeuroCo’s 2015 Equity Incentive Plan. In March 2019, the Company's Board of Directors approved the termination of the 2007 Stock Option Plan and the NeuroCo 2015 Equity Incentive Plan and the adoption of the 2019 Equity Incentive Plan, or the 2019 Plan, which became effective immediately prior to the Company's IPO. The 2019 Plan provides for the grant of ISOs to employees and for the grant of NSOs, restricted stock, restricted stock units, stock appreciation rights, performance units and performance shares to employees, directors and consultants. A total of 2,317,000 shares of common stock were initially reserved for issuance pursuant to the 2019 Plan. In addition, the shares reserved for issuance under the 2019 Plan will also include shares reserved but not issued under the 2007 Stock Option Plan, plus any share awards granted under the 2007 Stock Option Plan that expire or terminate without having been exercised in full or that are forfeited or repurchased. In addition, the number of shares available for issuance under the 2019 Plan will also include an annual increase on the first day of each fiscal year beginning in fiscal 2020, equal to the lesser of (i) 3,000,000 shares; (ii) 4.0% of the outstanding shares of common stock as of the last day of the immediately preceding fiscal year; or (iii) an amount as determined by the Board of Directors. As of September 30, 2019, the Company has reserved 2,362,933 shares of common stock for issuance under the 2019 Plan.
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
Activity under the Company’s 2007 Stock Option Plan, NeuroCo 2015 Equity Incentive Plan and 2019 Plan is set forth below:

		Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in thousands)
Balances, December 31, 2018	57,889	4,364,377	$3.79	7.36	$33,132
Authorized	2,317,000
Options granted	(792,673)	792,673	$21.82
Options exercised	—	(456,147)	$1.77
Options cancelled	23,025	(23,025)	$6.73
Balances, September 30, 2019	1,605,241	4,677,878	$7.03	7.27	$120,092
Vested and exercisable at September 30, 2019		2,701,774	$3.53	6.25	$78,404
Vested and expected to vest at September 30, 2019		4,677,878	$7.03	7.27	$120,092

The aggregate intrinsic value of options exercised during the nine months ended September 30, 2019 was $10,846,000. The aggregate intrinsic value was calculated as the difference between the exercise prices of the underlying options and the estimated fair value of the common stock on the date of exercise.

Silk Road Medical, Inc. Notes to Condensed Consolidated Financial Statements (unaudited)
2019 Employee Stock Purchase Plan
In March 2019, the Company's Board of Directors adopted the 2019 Employee Stock Purchase Plan, or 2019 ESPP, under which eligible employees are permitted to purchase common stock at a discount through payroll deductions. A total of 434,000 shares of common stock are reserved for issuance and will be increased on the first day of each fiscal year, beginning in 2020, by an amount equal to the lesser of (i) 1,200,000 shares (ii) 1.0% of the outstanding shares of common stock as of the last day of the immediately preceding fiscal year; or (iii) an amount as determined by the Board of Directors. The price of the common stock purchased will be the lower of 85% of the fair market value of the common stock at the beginning of an offering period or at the end of a purchase period. The 2019 ESPP was effective upon adoption by the Company's Board of Directors but was not in use until the completion of the Company's IPO in April 2019. The 2019 ESPP is intended to qualify as an "employee stock purchase plan" within the meaning of Section 423 of the Internal Revenue Code of 1986, as amended.
Stock-Based Compensation
The Company estimated the fair value of stock options using the Black–Scholes option pricing model. The fair value of employee and nonemployee stock options is being amortized on a straight–line basis over the requisite service period of the awards. The fair value of employee and nonemployee stock options was estimated using the following assumptions for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Expected term (in years)	6.25	6.25	5.00 - 6.25	5.00 - 6.25
Expected volatility	42.4%	38.3%	42.4% - 42.9%	38.0% - 38.3%
Risk-free interest rate	1.47%	2.90-2.98%	1.47% - 2.54%	2.68% - 2.98%
Dividend yield	—%	—%	—%	—%

As of September 30, 2019, there was total unrecognized compensation costs of $8,493,000 related to these stock options. These costs are expected to be recognized over a period of approximately 3.16 years.
The fair value of the shares to be issued under the Company’s 2019 ESPP was estimated using the Black-Scholes valuation model with the following assumptions for the three and nine months ended September 30, 2019:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2019	2019
Expected term (in years)	0.63	0.63
Expected volatility	47.8%	47.8%
Risk-free interest rate	2.45%	2.45%
Dividend yield	—%	—%

Silk Road Medical, Inc. Notes to Condensed Consolidated Financial Statements (unaudited)
Total stock-based compensation expense recognized during the three and nine months ended September 30, 2019 and 2018, is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Cost of goods sold	$61	$12	$129	$36
Research and development expenses	134	30	288	220
Selling, general and administrative expenses	730	152	1,606	429
	$925	$194	$2,023	$685

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
We began commercializing our products in the United States in late 2015. Our products are currently the only devices cleared and approved by the FDA specifically for transcarotid use. While our current commercial focus is on the U.S. market, our products have obtained CE Mark approval, allowing us to commercialize in Europe in the future. We also intend to pursue regulatory clearances in China, Japan, and other select international markets. TCAR is reimbursed based on established current procedural technology, or CPT, codes and International Classification of Diseases, or ICD-10, codes related to carotid stenting that track to Medicare Severity Diagnosis Related Group, or MS-DRG, classifications.

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
Prior to our initial public offering, our primary sources of capital were private placements of convertible preferred stock, debt financing arrangements and revenue from sales of our products. Since inception, we have raised a total of $105.2 million in net proceeds from private placements of redeemable convertible preferred stock ("convertible preferred stock"). As of September 30, 2019, we had cash and cash equivalents of $112.3 million, long-term debt of $44.8 million and an accumulated deficit of $183.2 million. In April 2019, we completed an initial public offering of six million shares. As a result of our initial public offering we received net proceeds of approximately $109.1 million, after underwriting discounts and commissions of approximately $8.4 million and other expenses associated with our initial public offering of approximately $2.5 million.
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

During the quarters ended March 31, 2019, June 30, 2019 and September 30, 2019, physicians performed over 1,700 procedures, approximately 2,000 procedures and over 2,200 procedures, respectively. We define a procedure as any instance in which our ENROUTE NPS is used and for which we have a record that the procedure was performed. A procedure that is started and then aborted, or converted to a different procedure, after the ENROUTE NPS is used would count as a procedure. The number of procedures is an indicator of our ability to drive adoption and generate revenue, and is helpful in tracking the progress of our business. We believe that it is representative of our current business; however, we anticipate this may be substituted for additional or different metrics as our business grows.

Components of our Results of Operations
Revenue
We currently derive all of our revenue from the sale of our portfolio of TCAR products to hospitals and medical centers in the United States. Our customers typically purchase an initial stocking order of our products and then reorder as needed. Each of our products is purchased individually, and the majority of our revenue is derived from sales of the ENROUTE NPS and ENROUTE stent. No single customer accounted for 10% or more of our revenue during the three and nine months ended September 30, 2019 and 2018. We expect revenue to increase in absolute dollars as we expand our sales territories, new accounts and trained physician base and as existing physicians perform more TCAR procedures.
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
Interest Income (Expense), net
Interest income (expense), net consists primarily of interest incurred on our outstanding indebtedness and non-cash interest related to the amortization of debt discount and issuance costs associated with our term loan agreement, partially offset by interest received on our cash and cash equivalents balances. We may, at our election, pay the interest through a combination of cash and payment-in-kind, or PIK.
Other Income (Expense), net
Other income (expense), net primarily consists of gains and losses resulting from the remeasurement of the fair value of our convertible preferred stock warrant liability at each balance sheet date. We recorded adjustments to the estimated fair value of the convertible preferred stock warrants until they were exercised in connection with our initial public offering in April 2019. At such time, the final fair value of the warrant liability was reclassified to stockholders’ equity (deficit) and we no longer recorded any related periodic fair value adjustments.

Results of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Revenue	$17,026	$9,614	$44,721	$23,087
Costs of goods sold	4,170	2,882	11,206	7,207
Gross profit	12,856	6,732	33,515	15,880
Operating expenses:
Research and development	3,187	2,442	9,008	6,868
Selling, general and administrative	17,064	8,973	45,064	23,108
Total operating expenses	20,251	11,415	54,072	29,976
Loss from operations	(7,395)	(4,683)	(20,557)	(14,096)
Interest income (expense), net	(611)	(1,037)	(2,521)	(3,000)
Other income (expense), net	(1)	(3,233)	(21,046)	(4,915)
Net loss and comprehensive loss	$(8,007)	$(8,953)	$(44,124)	$(22,011)

Comparison of Three Months Ended September 30, 2019 and 2018
Revenue. Revenue increased $7.4 million, or 77%, to $17.0 million during the three months ended September 30, 2019, compared to $9.6 million during the three months ended September 30, 2018. The increase in revenue was attributable to an increase in the number of products sold as we expanded our sales territories, increased the number of new accounts, trained more physicians in TCAR and as physicians performed more TCAR procedures.

Cost of Goods Sold and Gross Margin. Cost of goods sold increased $1.3 million, or 45%, to $4.2 million during the three months ended September 30, 2019, compared to $2.9 million during the three months ended September 30, 2018. This increase was attributable to the increase in the number of products sold and additional manufacturing overhead costs as we invested significantly in our operational infrastructure to support anticipated future growth. Gross margin for the three months ended September 30, 2019 increased to 76%, compared to 70% in the three months ended September 30, 2018. Gross margin increased as our production and ordering volumes increased and we were able to spread the fixed portion of our overhead costs over a larger number of units produced, as well as manufacturing efficiencies and the delayed timing of certain manufacturing engineering projects.
Research and Development Expenses. R&D expenses increased $0.8 million, or 31%, to $3.2 million during the three months ended September 30, 2019, compared to $2.4 million during the three months ended September 30, 2018. The increase in R&D expenses was primarily attributable to an increase of $0.6 million in personnel-related expenses, including stock-based compensation, as we continue to support product development and clinical study programs, an increase of $0.1 million in product development materials and costs and an increase of $0.1 million in outside services.

Selling, General and Administrative Expenses. SG&A expenses increased $8.1 million, or 90%, to $17.1 million during the three months ended September 30, 2019, compared to $9.0 million during the three months ended September 30, 2018. The increase in SG&A costs was due to the continued commercialization of our products, marketing efforts and general corporate and other costs associated with operating as a public company. The increase in SG&A expenses is primarily attributable to an increase of $5.0 million in personnel-related expenses, an increase of $1.2 million in marketing, tradeshow and promotional costs, an increase of $0.8 million in consulting, legal and professional fees, an increase of $0.4 million in insurance costs, an increase of $0.4 million in travel expenses, an increase of $0.3 million in physician training and travel related costs, and an increase of $0.2 million in software related expense, partially offset by a decrease of $0.1 million relating to depreciation and the allocation of facilities and related expenses. Personnel-related expenses included stock-based compensation expense of $0.7 million and $0.1 million for the three months ended September 30, 2019 and 2018, respectively.
Interest Income (Expense), Net. Interest income (expense), net decreased $0.4 million, or 41%, to an expense of $0.6 million during the three months ended September 30, 2019, compared to an expense of $1.0 million during the three months ended September 30, 2018. This decrease in expense was attributable to an increase in interest income due to higher cash and cash equivalent balances, partially offset by additional interest expense associated with the $15.0 million of additional borrowings in September 2018 under our term loan agreement.
Other Income (Expense), Net. Other income (expense), net decreased to an expense of $1,000 during the three months ended September 30, 2019, compared to an expense of $3.2 million during the three months ended September 30, 2018. Other income (expense), net for the three months ended September 30, 2018 was primarily attributable to the remeasurement of our convertible preferred stock warrants and recognition of the change in fair value during the period. We recorded adjustments to the estimated fair value of the convertible preferred stock warrants until they were exercised in connection with our initial public offering in April 2019.
Comparison of Nine Months Ended September 30, 2019 and 2018
Revenue. Revenue increased $21.6 million, or 94%, to $44.7 million during the nine months ended September 30, 2019, compared to $23.1 million during the nine months ended September 30, 2018. The increase in revenue was attributable to an increase in the number of products sold as we expanded our sales territories, increased the number of new accounts, trained more physicians in TCAR and as physicians performed more TCAR procedures.
Cost of Goods Sold and Gross Margin. Cost of goods sold increased $4.0 million, or 55%, to $11.2 million during the nine months ended September 30, 2019, compared to $7.2 million during the nine months ended September 30, 2018. This increase was attributable to the increase in the number of products sold and additional manufacturing overhead costs as we invested significantly in our operational infrastructure to support anticipated future growth. Gross margin for the nine months ended September 30, 2019 increased to 75%, compared to 69% in the nine months ended September 30, 2018. Gross margin increased as our production and ordering volumes increased and we were able to spread the fixed portion of our overhead costs over a larger number of units produced.
Research and Development Expenses. R&D expenses increased $2.1 million, or 31%, to $9.0 million during the nine months ended September 30, 2019, compared to $6.9 million during the nine months ended September 30, 2018. The increase in R&D expenses was primarily attributable to an increase of $1.4 million in personnel-related expenses including stock-based compensation, an increase of $0.3 million in product development materials and costs, an increase of $0.2 million in clinical and regulatory expense, an increase of $0.2 million relating to educational grants, an increase of $0.2 million in outside services, and an increase of $0.1 million in software related expense, partially offset by a $0.3 million decrease in travel expenses.

Selling, General and Administrative Expenses. SG&A expenses increased $22.0 million, or 95%, to $45.1 million during the nine months ended September 30, 2019, compared to $23.1 million during the nine months ended September 30, 2018. The increase in SG&A costs was due to the continued commercialization of our products and general corporate and other costs associated with operating as a public company. The increase in SG&A expenses is primarily attributable to an increase of $13.4 million in personnel-related expenses, an increase of $2.2 million in consulting, legal and professional fees, an increase of $1.9 million in marketing, tradeshow and promotional costs, an increase of $1.4 million in travel expenses, an increase of $0.9 million in insurance costs, an increase of $0.8 million in physician training and travel related costs, an increase of $0.7 million relating to depreciation and the allocation of facilities and related expenses, and an increase of $0.6 million in software related expense. Personnel-related expenses included stock-based compensation expense of $1.6 million and $0.4 million for the nine months ended September 30, 2019 and 2018, respectively.
Interest Income (Expense), Net. Interest income (expense), net decreased $0.5 million, or 16%, to an expense of $2.5 million during the nine months ended September 30, 2019, compared to an expense of $3.0 million during the nine months ended September 30, 2018. This decrease in expense was attributable to an increase in interest income due to higher cash and cash equivalent balances, partially offset by additional interest expense associated with the $15.0 million of additional borrowings in September 2018 under our term loan agreement.
Other Income (Expense), Net. Other income (expense), net increased to an expense of $21.0 million during the nine months ended September 30, 2019, compared to an expense of $4.9 million during the nine months ended September 30, 2018. The increase was primarily attributed to the remeasurement of our convertible preferred stock warrants and recognition of the change in fair value.
Liquidity and Capital Resources
Prior to our initial public offering, our primary sources of capital were private placements of convertible preferred stock, debt financing agreements and revenue from the sale of our products. As of September 30, 2019, we had cash and cash equivalents of $112.3 million, an accumulated deficit of $183.2 million and $44.8 million outstanding under our term loan agreement. We believe that our existing cash and cash equivalents and expected revenue, will be sufficient to meet our capital requirements and fund our operations for at least the next 12 months.
Cash Flows
The following table summarizes our cash flows for each of the nine months ended September 30:

	Nine Months Ended September 30,
(in thousands)	2019	2018
Net cash (used in) provided by:
Operating activities	$(24,349)	$(16,305)
Investing activities	(337)	(2,168)
Financing activities	111,973	15,650
Net increase (decrease) in cash, cash equivalents and restricted cash	$87,287	$(2,823)

Net Cash Used in Operating Activities
Net cash used in operating activities for the nine months ended September 30, 2019 was $24.3 million, consisting primarily of a net loss of $44.1 million and an increase in net operating assets of $6.1 million, partially offset by non-cash charges of $25.9 million. The increase in net operating assets was primarily due to an increase in accounts receivable, inventories and prepaid expenses and other current assets to support the growth of our operations, partially offset by a decrease in other assets and increases in accounts payable and accrued liabilities, due to timing of payments and growth of our operations. The non-cash charges primarily consisted of depreciation and amortization, stock-based compensation, provision for accounts receivable allowances, non-cash interest expense and other charges related to our term loan agreement, and an increase in the fair value of the convertible preferred stock warrants.
Net cash used in operating activities for the nine months ended September 30, 2018 was $16.3 million, consisting primarily of a net loss of $22.0 million and an increase in net operating assets of $2.7 million, partially offset by non-cash charges of $8.4 million. The increase in net operating assets was primarily due to an increase in accounts receivable, inventories and prepaid expenses and other current assets to support the growth of our operations and a decrease in accounts payable, partially offset by increases in accrued and other liabilities, due to timing of payments and growth of our operations. The non-cash charges primarily consisted of depreciation, stock-based compensation, provision for accounts receivable allowances, non-cash interest expense and other charges related to our term loan agreement, and an increase in the fair value of the convertible preferred stock warrants.
Net Cash Used in Investing Activities
Net cash used in investing activities in the nine months ended September 30, 2019 was $0.3 million consisting of purchases of property and equipment.
Net cash used in investing activities in the nine months ended September 30, 2018 was $2.2 million consisting of purchases of property and equipment.
Net Cash Provided by Financing Activities
Net cash provided by financing activities in the nine months ended September 30, 2019 was $112.0 million, primarily attributable to proceeds of $109.4 million from our initial public offering, net of issuance costs paid, and proceeds from stock option exercises of $0.8 million and warrant exercises of $1.8 million.
Net cash provided by financing activities in the nine months ended September 30, 2018 of $15.7 million was primarily attributable to the $15.0 million of additional borrowings in September 2018 under our term loan agreement, and proceeds of $0.6 million from the exercise of stock options.
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
Critical Accounting Policies and Estimates
Management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and assumptions for the reported amounts of assets, liabilities, revenue, expenses and related disclosures. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and any such differences may be material. There have been no significant and material changes in our critical accounting policies during the three and nine months ended September 30, 2019, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Conditions and Results of Operations - Critical Accounting Policies and Estimates” in our final prospectus for our initial public offering filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act on April 4, 2019.
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
Credit Risk
As of September 30, 2019, our cash was maintained with two financial institutions in the United States, and our current deposits are likely in excess of insured limits. We have reviewed the financial statements of these institutions and believe each to have sufficient assets and liquidity to conduct its operations in the ordinary course of business with little or no credit risk to us. Our cash equivalents are invested in highly rated money market funds.
Our accounts receivable primarily relate to revenue from the sale of our products to hospitals and medical centers in the United States. No customer represented 10% or more of our accounts receivable as of September 30, 2019.
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
Management’s Plan to Remediate the Material Weaknesses
With the oversight of senior management and our audit committee, we began the implementation of remediation steps in 2018. These efforts focused on (i) the hiring of personnel with technical accounting and financial reporting experience and (ii) the implementation of improved accounting and financial reporting procedures and systems to improve the completeness, timeliness and accuracy of our financial reporting and disclosures including the assessment of more judgmental areas of accounting. We believe the measures described above will remediate the material weaknesses identified and strengthen our internal control over financial reporting. These improvements to our internal control infrastructure were implemented in the fourth quarter of 2018, and were ongoing during the preparation of our financial statements for the three and nine months ended September 30, 2019. As such, the remediation initiatives outlined above were not sufficient to fully remediate the material weaknesses in internal control over financial reporting as discussed above. We are committed to continuing to improve our internal control processes and will continue to diligently and vigorously review our financial reporting controls and procedures.

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
In February 2019, a former employee, through counsel, advised us that he had filed a charge of discrimination against us with the California Department of Fair Employment & Housing, or DFEH. The former employee’s complaint alleges sexual harassment and retaliation in violation of the California Department of Fair Employment & Housing Act. The complaint did not allege specific damages. We and the former employee participated in mediation on July 30, 2019 and reached a settlement that required us to pay an amount that was not material to our consolidated financial statements.

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
We have incurred net losses since our inception in March 2007. For the years ended December 31, 2017 and 2018, we had a net loss of $19.4 million, and $37.6 million, respectively, and a net loss of $44.1 million for the nine months ended September 30, 2019, and we expect to continue to incur additional losses in the future. As of September 30, 2019, we had an accumulated deficit of $183.2 million. To date, we have financed our operations primarily through equity and debt financings and from sales of our portfolio of TCAR products that enable transcarotid artery revascularization, or TCAR. The losses and accumulated deficit have primarily been due to the substantial investments we have made to develop our products, as well as for costs related to general research and development, including clinical and regulatory initiatives to obtain marketing approval, sales and marketing efforts and infrastructure improvements.
We fully commercialized our products in the United States in 2016 and therefore do not have a long history operating as a commercial company. Over the next several years, we expect to continue to devote a substantial amount of our resources to expand commercialization efforts and increase adoption of TCAR using our products, improve reimbursement for TCAR, and develop additional products. In addition, as a newly public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. Accordingly, we expect to continue to incur operating losses for the foreseeable future and we cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will sustain profitability. Our failure to achieve and sustain profitability in the future will make it more difficult to finance our business and accomplish our strategic objectives, which would have a material adverse effect on our business, financial condition and results of operations and cause the market price of our common stock to decline. In addition, failure of our products to significantly penetrate the target markets would negatively affect our business, financial condition and results of operations.
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
To date, all of our revenue has been derived, and we expect it to continue to be derived in the near term, from sales of our products that enable TCAR. TCAR is a new treatment option for certain patients diagnosed with carotid artery disease and, as a result, physician awareness of TCAR and our products, and experience with TCAR and our products, is limited. As a result, our products have limited product and brand recognition and TCAR has limited recognition within the medical industry. The novelty of TCAR and our products that enable the procedure, together with our limited commercialization experience, make it difficult to evaluate our current business and predict our future prospects. A number of factors that are outside of our control may contribute to fluctuations in our financial results, including:
•Physician and hospital demand for our products and adoption of TCAR, including the rate at which physicians recommend our products and TCAR to their patients;
•Positive or negative media coverage, or public, patient and/or physician perception, of our products and TCAR or competing products and procedures;
•Any safety or effectiveness concerns that arise regarding our products or TCAR;
•Unanticipated delays in product development or product launches;
•Our ability to maintain our current or obtain further regulatory clearances or approvals;
•Delays in, or failure of, product and component deliveries by our third-party suppliers; and
•Introduction of new products or procedures for treating carotid artery disease that compete with our products.
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
•Long-standing relationships with competing companies and distributors that sell other products, such as stents and embolic protection devices for transfemoral carotid artery stenting, or CAS;
•Competitive response and negative selling efforts from providers of alternative carotid revascularization products;
•Lack of experience with our products and concerns that we are relatively new to market;
•Perceived liability risk generally associated with the use of new products and procedures;
•Lack or perceived lack of sufficient clinical evidence, including long-term data, supporting clinical benefits;
•Reluctance to change to or use new products and procedures;
•Perceptions that our products are unproven; and
•Time commitment and skill development that may be required to gain familiarity and proficiency with TCAR and our products.
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
Our current products are contraindicated, and therefore should not be used, in certain patients. Our ENROUTE NPS is contraindicated in patients in whom antiplatelet and/or anticoagulation therapy is contraindicated; patients with uncorrected bleeding disorders; patients with severe disease of the ipsilateral common carotid artery; and patients with uncontrollable intolerance to flow reversal. Our ENROUTE stent is contraindicated in patients in whom antiplatelet and/or anticoagulation therapy is contraindicated; patients in whom the ENROUTE NPS is unable to be placed; patients with uncorrected bleeding disorders; patients with known allergies to nitinol; and patients with lesions in the ostium of the common carotid artery. Our ENHANCE peripheral access kit is contraindicated in patients with a known or suspected obstruction in the vessel. Our ENROUTE guidewire is contraindicated in patients judged not acceptable for percutaneous intervention. Additionally, patients that lack at least five centimeters of common carotid artery free of significant disease are not indicated for our ENROUTE NPS.
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
We are also subject to numerous other risks relating to our manufacturing capabilities, including:
•Quality and reliability of components, sub-assemblies and materials that we source from third-party suppliers, who are required to meet our quality specifications, the majority of which are our single source suppliers for the products they supply;
•Our inability to secure components, sub-assemblies and materials in a timely manner, in sufficient quantities or on commercially reasonable terms;
•Our inability to maintain compliance with quality system requirements or pass regulatory quality inspections;
•Our failure to increase production capacity or volumes to meet demand;
•Our inability to design or modify production processes to enable us to produce future products efficiently or implement changes in current products in response to design or regulatory requirements; and
•Difficulty identifying and qualifying, and obtaining new regulatory approvals, for alternative suppliers for components in a timely manner.
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
Our dependence on third-party suppliers subjects us to a number of risks that could impact our ability to manufacture our products and harm our business, including:
•Interruption of supply resulting from modifications to, or discontinuation of, a supplier’s operations;
•Delays in product shipments resulting from uncorrected defects, reliability issues or a supplier’s failure to produce components that consistently meet our quality specifications;
•Price fluctuations due to a lack of long-term supply arrangements with our suppliers for key components;
•Inability to obtain adequate supply in a timely manner or on commercially reasonable terms;
•Difficulty identifying and qualifying alternative suppliers for components in a timely manner;
•Inability of suppliers to comply with applicable provisions of the QSR or other applicable laws or regulations enforced by the FDA and state regulatory authorities;
•Inability to ensure the quality of products manufactured by third parties;
•Production delays related to the evaluation and testing of products from alternative suppliers and corresponding regulatory qualifications; and
•Delays in delivery by our suppliers due to changes in demand from us or their other customers.
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
We compete, or may compete in the future, against other companies which have longer operating histories, more established products and greater resources, which may prevent us from achieving significant market penetration or improved operating results. These companies enjoy several competitive advantages, including:
•Greater financial and human capital resources;
•Significantly greater name recognition;
•Established relationships with vascular surgeons, referring physicians, customers and third-party payers;
•Additional lines of products, and the ability to offer rebates or bundle products to offer greater discounts or incentives to gain a competitive advantage; and
•Established sales, marketing and worldwide distribution networks.
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
We believe that our cash and cash equivalents as of September 30, 2019, expected revenue, and proceeds from our initial public offering in April 2019 will be sufficient to meet our capital requirements and fund our operations for at least the next 12 months. However, we have based these estimates on assumptions that may prove to be incorrect, and we could spend our available financial resources much faster than we currently expect. Our future funding requirements will depend on many factors, including:
•The degree and rate of market acceptance of TCAR and our products;

•Whether we acquire third-party companies, products or technologies;
•Repayment of debt;
•The scope and timing of investment in our sales force;
•The scope, rate of progress and cost of our current or future clinical studies;
•The cost of our research and development activities;
•The cost and timing of additional regulatory clearances or approvals;
•The costs associated with any product recall that may occur;
•The costs of attaining, defending and enforcing our intellectual property rights;
•The emergence of competing technologies or other adverse market developments; and
•The rate at which we expand internationally.
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
As of September 30, 2019, we had an aggregate of approximately $44.8 million in principal and interest outstanding under our term loan agreement. We must make significant quarterly payments under the loan agreement, which has diverted and will continue to divert resources from other activities. Our obligations under the term loan agreement are collateralized by substantially all of our assets, including our material intellectual property, and we are subject to customary financial and operating covenants limiting our ability to, among other things, relocate or dispose of assets, undergo a change in control, merge or consolidate, enter into certain transactions with affiliates, make acquisitions, incur debt, pay dividends, grant liens, repurchase stock and make investments, in each case subject to certain exceptions. The covenants related to the term loan agreement, as well as any future financing agreements into which we may enter, may restrict our ability to finance our operations and engage in, expand or otherwise pursue our business activities and strategies. While we have not previously breached and are not currently in breach of these or any other covenants contained in our term loan agreement, there can be no guarantee that we will not breach these covenants in the future. Our ability to comply with these covenants may be affected by events beyond our control, and future breaches of any of these covenants could result in a default under the loan agreement. If not waived, future defaults could cause all of the outstanding indebtedness under the term loan agreement to become immediately due and payable and terminate commitments to extend further credit. If we do not have or are unable to generate sufficient cash available to repay our debt obligations when they become due and payable, either upon maturity or in the event of a default, our assets could be foreclosed upon and we may not be able to obtain additional debt or equity financing on favorable terms, if at all, which may negatively impact our ability to operate and continue our business as a going concern.
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
As of December 31, 2018, we had U.S. federal and state net operating loss carryforwards, or NOLs, of $125.2 million and $115.8 million, respectively, which if not utilized will begin to expire in 2027 for U.S. federal purposes and 2028 for state purposes. We may use these NOLs to offset against taxable income for U.S. federal and state income tax purposes. However, Section 382 of the Internal Revenue Code of 1986, as amended, may limit the NOLs we may use in any year for U.S. federal income tax purposes in the event of certain changes in ownership of our company. A Section 382 “ownership change” generally occurs if one or more stockholders or groups of stockholders who own at least 5% of a company’s stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws. Although we have not performed a formal 382 study, we believe we may have experienced at least one “ownership change” in the past and may have experienced others. In addition, future issuances or sales of our stock, including certain transactions involving our stock that are outside of our control, could result in future “ownership changes.” “Ownership changes” that have occurred in the past or that may occur in the future could result in the imposition of an annual limit on the amount of pre-ownership change NOLs and other tax attributes we can use to reduce our taxable income or tax liability, potentially increasing and accelerating our liability for income taxes, and also potentially causing those tax attributes to expire unused. Any limitation on using NOLs could, depending on the extent of such limitation and the NOLs previously used, result in our retaining less cash after payment of U.S. federal and state income taxes during any year in which we have taxable income, rather than losses, than we would be entitled to retain if such NOLs were available as an offset against such income for U.S. federal and state income tax reporting purposes, which could adversely impact our operating results.
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
Our long-term strategy is to increase our international presence, including securing regulatory approvals in Japan and China. We have the right to affix the CE Mark to our products, allowing us to commercialize in Europe in the future. This strategy may include establishing and maintaining physician outreach and education capabilities outside of the United States and expanding our relationships with international payers. Doing business internationally involves a number of risks, including:
•Difficulties in staffing and managing our international operations;
•Multiple, conflicting and changing laws and regulations such as tax laws, privacy laws, export and import restrictions, employment laws, regulatory requirements and other governmental approvals, permits and licenses;
•Reduced or varied protection for intellectual property rights in some countries;
•Obtaining regulatory clearance where required for TCAR in various countries;
•Requirements to maintain data and the processing of that data on servers located within such countries;
•Complexities associated with managing multiple payer reimbursement regimes, government payers or patient self-pay systems;
•Limits on our ability to penetrate international markets if we are required to manufacture our products locally;
•Financial risks, such as longer payment cycles, difficulty collecting accounts receivable, foreign tax laws and complexities of foreign value-added tax systems, the effect of local and regional financial pressures on demand and payment for our products and exposure to foreign currency exchange rate fluctuations;
•Restrictions on the site-of-service for use of our products and the economics related thereto for physicians, providers and payers;
•Natural disasters, political and economic instability, including wars, terrorism, political unrest, outbreak of disease, boycotts, curtailment of trade and other market restrictions; and
•Regulatory and compliance risks that relate to maintaining accurate information and control over activities subject to regulation under the United States Foreign Corrupt Practices Act of 1977, or FCPA, U.K. Bribery Act of 2010 and comparable laws and regulations in other countries.

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
Obtaining and maintaining patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.
The USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. In addition, periodic maintenance fees on issued patents often must be paid to the USPTO and foreign patent agencies over the lifetime of the patent. While an unintentional lapse can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Non-compliance events that could result in abandonment or lapse of a patent or patent application include, but are not limited to, failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. If we fail to maintain the patents and patent applications covering our products, we may not be able to stop a competitor from marketing products that are the same as or similar to our products, which would have a material adverse effect on our business.
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
In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs. In March 2010, the Affordable Care Act was enacted in the United States, which made a number of substantial changes in the way healthcare is financed by both governmental and private insurers. Among other ways in which it may affect our business, the Affordable Care Act:
•Imposed an annual excise tax of 2.3% on any entity that manufactures or imports medical devices offered for sale in the United States, with limited exceptions (described in more detail below), although the effective rate paid may be lower. Through a series of legislative amendments, the tax was suspended for 2016 through 2019. Absent further legislative action, the device excise tax will be reinstated on medical device sales starting January 1, 2020;
•Established a new Patient-Centered Outcomes Research Institute to oversee and identify priorities in comparative clinical effectiveness research in an effort to coordinate and develop such research;
•Implemented payment system reforms including a national pilot program on payment bundling to encourage hospitals, physicians and other providers to improve the coordination, quality and efficiency of certain healthcare services through bundled payment models; and
•Expanded the eligibility criteria for Medicaid programs.
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
•Federal and state laws and regulations regarding billing and claims payment applicable to TCAR and regulatory agencies enforcing those laws and regulations;
•FDA prohibitions against the advertisement, promotion and labeling of our products for off-label uses, or uses outside the specific indications approved by the FDA;
•The federal Anti-Kickback Statute, which broadly prohibits, among other things, any person from knowingly and willfully offering, soliciting, receiving or providing remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual for, or the purchase, order or recommendation of, any good or service for which payment may be made under federal healthcare programs, such as the CMS programs. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation. Moreover, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act. Violations of the federal Anti-Kickback Statute may result in civil monetary penalties up to $100,000 for each violation, plus up to three times the remuneration involved. Civil penalties for such conduct can further be assessed under the federal False Claims Act. Violations can also result in criminal penalties, including criminal fines of up to $100,000 and imprisonment of up to 10 years. Similarly, violations can result in mandatory exclusion from participation in government healthcare programs, including Medicare and Medicaid;
•The federal False Claims Act, which prohibits, among other things, individuals or entities from knowingly presenting, or causing to be presented, false claims, or knowingly using false statements, to obtain payment from the federal government. These laws can apply to manufacturers who provide inaccurate information on coverage, coding, and reimbursement of their products to persons who bill third-party payers. Private individuals can bring False Claims Act “qui tam” actions, on behalf of the government and such individuals, commonly known as “whistleblowers,” may share in amounts paid by the entity to the government in fines or settlement. When an entity is determined to have violated the federal civil False Claims Act, the government may impose civil fines and penalties ranging from $11,181 to $22,363 for each false claim, plus treble damages, and exclude the entity from participation in Medicare, Medicaid and other federal healthcare programs;
•Federal criminal laws that prohibit executing a scheme to defraud any healthcare benefit program or making, or causing to be made, false statements relating to healthcare matters;
•The federal Civil Monetary Penalties Law, which prohibits, among other things, offering or transferring remuneration to a federal healthcare beneficiary that a person knows or should know is likely to influence the beneficiary’s decision to order or receive items or services reimbursable by the government from a particular provider or supplier;
•The FCPA, the U.K. Bribery Act of 2010, and other local anti-corruption laws that apply to our international activities;

•The federal Physician Payment Sunshine Act, or Open Payments, created under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or Affordable Care Act, and its implementing regulations, which requires manufacturers of drugs, medical devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program to report annually to the U.S. Department of Health and Human Services, or HHS, information related to payments or other transfers of value made to licensed physicians, certain other healthcare professionals, and teaching hospitals, and requires applicable manufacturers and group purchasing organizations, to report annually ownership and investment interests held by physicians and their immediate family members. Applicable manufacturers are required to submit annual reports to CMS. Our failure to submit required information on time may result in civil monetary penalties of $11,052 per failure up to an aggregate of $165,786 per year (or up to an aggregate of $1.105 million per year for “knowing failures”), for all payments, transfers of value or ownership or investment interests that are not timely, accurately, and completely reported in an annual submission, and may result in liability under other federal laws or regulations;
•HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, and its implementing regulations, which impose certain requirements relating to the privacy, security and transmission of individually identifiable health information; HIPAA also created criminal liability for knowingly and willfully falsifying or concealing a material fact or making a materially false statement in connection with the delivery of or payment for healthcare benefits, items or services. Failure to comply with the HIPAA privacy and security standards when applicable can result in civil monetary penalties up to $55,910 per violation, not to exceed $1.68 million per calendar year for non-compliance of an identical provision, and, in certain circumstances, criminal penalties with fines up to $250,000 per violation and/or imprisonment. State attorneys general can also bring a civil action to enjoin a HIPAA violation or to obtain statutory damages on behalf of residents of his or her state; and
•Analogous state and foreign law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payer, including commercial insurers or patients; state laws that require device companies to comply with the industry’s voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws that require device manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm customers, foreign and state laws, including the E.U. General Data Protection Regulation, or GDPR, governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts; and state laws related to insurance fraud in the case of claims involving private insurers.
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
Our products are subject to extensive regulation by the FDA in the United States and by regulatory agencies in other countries where we do business. Government regulations specific to medical devices are wide ranging and govern, among other things:
•Product design, development and manufacture;
•Laboratory, preclinical and clinical testing, labeling, packaging, storage and distribution;
•Premarketing clearance or approval;
•Record keeping;
•Product marketing, promotion and advertising, sales and distribution; and
•Post marketing surveillance, including reporting of deaths or serious injuries and recalls and correction and removals.
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

The FDA can delay, limit or deny clearance or approval of a device for many reasons, including:
•Our inability to demonstrate to the satisfaction of the FDA or the applicable regulatory entity or notified body that our products are safe or effective for their intended uses;
•The disagreement of the FDA or the applicable foreign regulatory body with the design, conduct or implementation of our clinical trials or the analyses or interpretation of data from pre-clinical studies or clinical trials;
•Serious and unexpected adverse device effects experienced by participants in our clinical trials;
•The data from our pre-clinical studies and clinical trials may be insufficient to support clearance or approval, where required;
•Our inability to demonstrate that the clinical and other benefits of the device outweigh the risks;
•An advisory committee, if convened by the applicable regulatory authority, may recommend against approval of our application or may recommend that the applicable regulatory authority require, as a condition of approval, additional preclinical studies or clinical trials, limitations on approved labeling or distribution and use restrictions, or even if an advisory committee, if convened, makes a favorable recommendation, the respective regulatory authority may still not approve the product;
•The applicable regulatory authority may identify significant deficiencies in our manufacturing processes, facilities or analytical methods or those of our third party contract manufacturers;
•The potential for approval policies or regulations of the FDA or applicable foreign regulatory bodies to change significantly in a manner rendering our clinical data or regulatory filings insufficient for clearance or approval; and
•The FDA or foreign regulatory authorities may audit our clinical trial data and conclude that the data is not sufficiently reliable to support approval or clearance.
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

In addition, we are required to investigate all product complaints we receive, and timely file reports with the FDA, including MDRs that require that we report to regulatory authorities if our products may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction were to recur.  If these reports are not submitted in a timely manner, regulators may impose sanctions and we may be subject to product liability or regulatory enforcement actions, including warning letters, untitled letters, fines, civil penalties, recalls, seizures, operating restrictions, denial of requests for 510(k) clearance or premarket approval of new products, new intended uses or modifications to existing products, withdrawal of current 510(k) clearances or premarket approvals and narrowing of approved or cleared product labeling, all of which could harm our business.  In addition, the FDA may provide notice of and conduct additional inspections, such as “for cause” inspections, of our business, sites and facilities as part of its review process. We recently identified the need to implement corrective actions to our complaint handling procedures, which may have caused a delay in timely submission of 20 MDR reports to the FDA since we began commercialization in 2015.  As of October 31, 2019, we had filed 124 MDR reports with the FDA for adverse events including stroke, arterial dissection, stent thrombosis and wound complications.
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
The FDA and state authorities have broad investigation and enforcement powers. Our failure to comply with applicable regulatory requirements could result in enforcement action by the FDA or state agencies, which may include any of the following sanctions:
•Adverse publicity, warning letters, fines, injunctions, consent decrees and civil penalties;
•Repair, replacement, refunds, recalls, termination of distribution, administrative detention or seizure of our products;
•Operating restrictions, partial suspension or total shutdown of production;
•Denial of our requests for 510(k) clearance or premarket approval of new products, new intended uses or modifications to existing products;
•Withdrawal of 510(k) clearance or premarket approvals that have already been granted; and
•Criminal prosecution.
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
In 2017, the European Union released new regulations to ensure patient safety with the use of pharmaceuticals, medical devices and in-vitro diagnostics that will go into effect over a three-year period from 2020 to 2022. The new regulations replace predecessor directives and emphasize a global convergence of regulations. Major changes include:
•Reclassification of some products;
•Greater emphasis on clinical data;
•Data transparency, including publication of clinical trial data and safety summaries;
•Defined content and structure for technical files to support registration;
•Unique device identification system;

•Greater burden on post-market surveillance and clinical follow-up;
•Reduction of adverse event reporting time from 30 to 15 days after the event; and
•More power to notified bodies.
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
The market price of our common stock is likely to be highly volatile and may fluctuate substantially due to many factors, including:
•Changes in analysts’ estimates, investors’ perceptions, recommendations by securities analysts or our failure to achieve analysts’ estimates;
•Quarterly variations in our or our competitors’ results of operations;
•Periodic fluctuations in our revenue, which could be due in part to the way in which we recognize revenue;
•The financial projections we may provide to the public, any changes in these projections or our failure to meet these projections;

•General market conditions and other factors unrelated to our operating performance or the operating performance of our competitors;
•Changes in reimbursement by current or potential payers;
•Changes in operating performance and stock market valuations of other technology companies generally, or those in the medical device industry in particular;
•Actual or anticipated changes in regulatory oversight of our products;
•The results of our clinical trials;
•The loss of key personnel, including changes in our board of directors and management;
•Product recalls or other problems associated with our products;
•Legislation or regulation of our market;
•Lawsuits threatened or filed against us, including litigation by current or former employees alleging wrongful termination, sexual harassment, whistleblower or other claims;
•The announcement of new products or product enhancements by us or our competitors;
•Announced or completed acquisitions of businesses or technologies by us or our competitors;
•Announcements related to patents issued to us or our competitors and related litigation; and
•Developments in our industry.
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
As of September 30, 2019, our directors, officers and each stockholder holding 5% or more of our outstanding common stock and their affiliates beneficially owned approximately 58.3% of our outstanding common stock in the aggregate. In addition, we are required to nominate and use commercially reasonable efforts to have a number of individuals proportionate to the number of shares of common stock held by entities affiliated with Warburg Pincus & Co. and Vertical Group, L.P. compared to the number of shares of common stock outstanding, designated by each of Warburg Pincus & Co. and entities affiliated with the Vertical Group, L.P., elected to the board of directors. As a result, the above stockholders, if they act together, and Warburg Pincus & Co., acting alone, will be able to exert significant influence over the management and affairs of our company and most matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. We have not elected under the rules of the Nasdaq Stock Market to take advantage of the "controlled company" exemption to opt out of any corporate governance requirements, but this concentration of ownership may have the effect of delaying or preventing a change in control, might adversely affect the market price of our common stock and may not be in the best interests of our other stockholders.
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
With the oversight of senior management and our audit committee, we began the implementation of remediation steps in 2018. These efforts focused on (i) the hiring of personnel with technical accounting and financial reporting experience and (ii) the implementation of improved accounting and financial reporting procedures and systems to improve the completeness, timeliness and accuracy of our financial reporting and disclosures including the assessment of more judgmental areas of accounting. We believe the measures described above will remediate the material weaknesses identified and strengthen our internal control over financial reporting. These improvements to our internal control infrastructure were implemented in the fourth quarter of 2018, and were ongoing during the preparation of our financial statements for the three and nine months ended September 30, 2019. As such, the remediation initiatives outlined above were not sufficient to fully remediate the material weaknesses in internal control over financial reporting as discussed above. We are committed to continuing to improve our internal control processes and will continue to diligently and vigorously review our financial reporting controls and procedures.
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
We are an “emerging growth company” and a “smaller reporting company” and we cannot be certain if the reduced disclosure requirements applicable to us will make our common stock less attractive to investors.
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
Our amended and restated certificate of incorporation and bylaws contain provisions that might enable our management to resist a takeover. These provisions include:
•A classified board of directors;
•Advance notice requirements applicable to stockholders for matters to be brought before a meeting of stockholders and requirements as to the form and content of a stockholders’ notice;
•A supermajority stockholder vote requirement for amending certain provisions of our amended and restated certificate of incorporation and bylaws;

•The right to issue preferred stock without stockholder approval, which could be used to dilute the stock ownership of a potential hostile acquirer;
•Allowing stockholders to remove directors only for cause;
•A requirement that the authorized number of directors may be changed only by resolution of the board of directors;
•Allowing all vacancies, including newly created directorships, to be filled by the affirmative vote of a majority of directors then in office, even if less than a quorum, except as otherwise required by law;
•A requirement that our stockholders may only take action at annual or special meetings of our stockholders and not by written consent;
•Limiting the forum to Delaware for certain litigation against us; and
•Limiting the persons that can call special meetings of our stockholders to our board of directors, the chairperson of our board of directors, the chief executive officer or the president, in the absence of a chief executive officer.
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
Not applicable.
 Use of Proceeds from Public Offering of Common Stock
 Our initial public offering of 6,000,000 shares of common stock was effected through a registration statement on Form S-1 (File No. 333-230045), which was declared effective on April 3, 2019 and pursuant to which we sold an aggregate 6,000,000 shares of our common stock at a public offering price of $20.00 per share for an aggregate offering price of $120.0 million. On April 4, 2019, the underwriters fully exercised their option to purchase 900,000 additional shares of common stock from the selling stockholders pursuant to the underwriting agreement. When our initial public offering closed on April 8, 2019, we received net proceeds of $109.1 million, after deducting underwriting discounts and commissions of $8.4 million and other expenses of $2.5 million. No payments for such expenses were made directly or indirectly to any of our officers or directors or persons holding 10 percent or more of our securities.
  J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated acted as representatives of the underwriters for the offering. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC on April 4, 2019 pursuant to Rule 424(b) of the Securities Act.

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
We were incorporated in Delaware on March 21, 2007 as Silk Road Medical, Inc. Our principal executive offices are located at 1213 Innsbruck Drive, Sunnyvale, CA 94089, and our telephone number is (408) 720-9002. Our website address is www.silkroadmed.com. Investors and others should note that we announce material financial information to our investors using SEC filings, press releases, our investor relations website, public conference calls and webcasts. We use these channels as well as social media to communicate with investors, customers and the public about our company, our products and other issues. It is possible that information we post on social media channels could be deemed to be material information. We encourage investors, our customers and others interested in our company to review the information we post on our Facebook page (https://www.facebook.com/SilkRoadMed/) and Twitter feed (https://twitter.com/silkroadmed). The information on, or that may be accessed through, our website and social media channels is not incorporated by reference into this Quarterly Report on Form 10-Q and should not be considered a part of this Quarterly Report on Form 10-Q.
On November 13, 2019, the Board created a Nominating and Corporate Governance Committee and appointed the following directors to the Committee: Elizabeth Weatherman (Chair), Jack Lasersohn and Donald Zurbay.

Item 6. Exhibit Index
The exhibits listed in the accompanying index to exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
3.1**	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the registrant as currently in effect.	S-1	333-230045	3.3	3/4/2019
3.2**	Bylaws of the registrant as currently in effect.	S-1	333-230045	3.5	3/4/2019
4.1**	Specimen Common Stock Certificate of the registrant.	S-1/A	333-230045	4.1	3/25/2019
4.2**	Amended and Restated Registration Rights Agreement by and among the registrant and certain stockholders, dated July 7, 2017.	S-1	333-230045	4.2	3/4/2019
4.3**	Amended and Restated Stockholders Agreement by and among the registrant and certain stockholders, dated July 7, 2017.	S-1	333-230045	4.3	3/4/2019
4.4**	Amendment to the Amended and Restated Registration Rights Agreement, dated March 21, 2019.	S-1/A	333-230045	4.8	3/25/2019
10.1**	Form of Indemnification Agreement for directors and executive officers.	S-1	333-230045	10.1	3/4/2019
10.2+**	2007 Stock Plan, as amended, and related form agreement.	S-1	333-230045	10.2	3/4/2019
10.3+**	2019 Employee Stock Purchase Plan and related form agreements.	S-1/A	333-230045	10.4	3/25/2019
10.4+**	Executive Incentive Compensation Plan.	S-1/A	333-230045	10.5	3/25/2019
10.5+**	2019 Equity Incentive Plan and related form agreements.	S-1/A	333-230045	10.6	3/25/2019
10.6#**	Supply Agreement by and between the registrant and Cordis Corporation, dated October 21, 2011, as amended by the Amendment dated March 12, 2012, the Second Amendment to Supply Agreement dated July 12, 2012, the Third Amendment to Supply Agreement dated April 19, 2013 and the Fourth Amendment to Supply Agreement dated April 9, 2018.	S-1	333-230045	10.6	3/4/2019
10.7#**	License Agreement by and between the registrant and Cordis Corporation, dated December 17, 2010.	S-1	333-230045	10.7	3/4/2019
10.8**	Quality Assurance Agreement by and among the registrant and Lake Region Medical and affiliates, dated May 4, 2015.	S-1	333-230045	10.8	3/4/2019
10.9#**	Amended and Restated Manufacturing and Supply Agreement by and between the registrant and Galt Medical Corporation, dated January 10, 2018.	S-1	333-230045	10.9	3/4/2019
10.10**	Term Loan Agreement by and among the registrant, certain affiliates of CRG Partners III L.P. as lenders and certain subsidiary guarantors, dated October 13, 2015, as amended by Amendment No. 1 to Term Loan Agreement dated January 3, 2017, Amendment No. 2 to Term Loan Agreement dated June 22, 2017, Amendment No. 3 to Term Loan Agreement dated November 30, 2017, Amendment No. 4 to Term Loan Agreement dated June 25, 2018, Amendment No. 5 to Term Loan Agreement dated September 4, 2018, Amendment No. 6 to Term Loan Agreement dated November 14, 2018 and effective as of October 31, 2018, and Amendment No. 7 to Term Loan Agreement dated June 11, 2019.	S-1	333-233044	10.10	8/6/2019
10.11**	Lease Agreement by and between the registrant and Hanover Properties Ltd., dated November 30, 2017.	S-1	333-230045	10.11	3/4/2019

10.12**	Director Offer Letter for Donald Zurbay dated as of February 6, 2018.	S-1/A	333-230045	10.13	3/25/2019
10.13+**	Confirmatory Employment Letter between the registrant and Erica Rogers, dated as of March 21, 2019.	S-1/A	333-230045	10.14	3/25/2019
10.14+**	Confirmatory Employment Letter between the registrant and Lucas Buchanan, dated as of March 21, 2019.	S-1/A	333-230045	10.15	3/25/2019
10.15+**	Confirmatory Employment Letter between the registrant and Richard Ruedy, dated as of March 21, 2019.	S-1/A	333-230045	10.16	3/25/2019
10.16+**	Confirmatory Employment Letter between the registrant and Andrew Davis, dated as of March 21, 2019.	S-1/A	333-230045	10.17	3/25/2019
10.17+**	Change in Control and Severance Agreement between the registrant and Erica Rogers, dated as of March 21, 2019.	S-1/A	333-230045	10.18	3/25/2019
10.18+**	Change in Control and Severance Agreement between the registrant and Lucas Buchanan, dated as of March 21, 2019.	S-1/A	333-230045	10.19	3/25/2019
10.19+**	Change in Control and Severance Agreement between the registrant and Richard Ruedy, dated as of March 21, 2019.	S-1/A	333-230045	10.20	3/25/2019
10.20+**	Change in Control and Severance Agreement between the registrant and Andrew Davis, dated as of March 21, 2019.	S-1/A	333-230045	10.21	3/25/2019
31.1*	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

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

SILK ROAD MEDICAL, INC.

November 13, 2019	By:	/s/ Erica J. Rogers
Erica J. Rogers President, Chief Executive Officer and Director (principal executive officer)
November 13, 2019	By:	/s/ Lucas W. Buchanan
Lucas W. Buchanan Chief Financial Officer (principal financial officer and principal accounting officer)