Form 10-Q
period 2020-03-31
Silk Road Medical Inc
filed 2020-05-15
CIK 1397702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
REGISTRATION STATEMENT
Under
The Securities Act of 1933

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Act). Yes ☐ No ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	SILK	Nasdaq Global Select Market
As of April 30, 2020, the number of outstanding shares of the registrant's common stock, par value $0.001 per share, was 31,466,720.

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
•Our expectations regarding the impact of the COVID-19 pandemic on our business;

•developments and projections relating to our competitors or our industry; and
•Our intended use of net proceeds from our public offerings.
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

Part I. Financial Information
Item 1: Unaudited Condensed Financial Statements

Silk Road Medical, Inc. Condensed Balance Sheets (unaudited)

(in thousands, except share and per share data)	March 31,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$27,552	$39,181
Short-term investments	70,067	51,508
Accounts receivable, net	8,670	8,601
Inventories	12,101	10,322
Prepaid expenses and other current assets	1,894	2,878
Total current assets	120,284	112,490
Long-term investments	—	18,224
Property and equipment, net	2,707	2,734
Restricted cash	310	310
Other non-current assets	3,444	3,644
Total assets	$126,745	$137,402
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$3,194	$1,898
Accrued liabilities	11,125	15,034
Total current liabilities	14,319	16,932
Long-term debt	44,972	44,879
Other liabilities	3,497	3,700
Total liabilities	62,788	65,511
Commitments and contingencies (Note 7)
Stockholders' equity:
Preferred stock, $0.001 par value
Shares authorized: 5,000,000 at March 31, 2020 and December 31, 2019
Shares issued and outstanding: none	—	—
Common stock, $0.001 par value
Shares authorized: 100,000,000 at March 31, 2020 and December 31, 2019
Shares issued and outstanding: 31,395,637 and 31,255,267 at March 31, 2020 and December 31, 2019, respectively	31	31
Additional paid-in capital	264,951	263,384
Accumulated other comprehensive income	442	2
Accumulated deficit	(201,467)	(191,526)
Total stockholders' equity	63,957	71,891
Total liabilities and stockholders' equity	$126,745	$137,402

The accompanying notes are an integral part of these condensed financial statements.

Silk Road Medical, Inc. Condensed Statements of Operations and Comprehensive Loss (unaudited)

(in thousands, except share and per share data)	Three Months Ended March 31,
	2020	2019
Revenue	$18,933	$12,766
Cost of goods sold	5,250	3,339
Gross profit	13,683	9,427
Operating expenses:
Research and development	3,131	2,707
Selling, general and administrative	19,692	13,866
Total operating expenses	22,823	16,573
Loss from operations	(9,140)	(7,146)
Interest income	404	52
Interest expense	(1,202)	(1,352)
Other income (expense), net	(3)	(15,712)
Net loss	(9,941)	(24,158)
Other comprehensive loss:
Unrealized gains on investments, net	440	—
Net change in other comprehensive loss	440	—
Net loss and comprehensive loss	$(9,501)	$(24,158)
Net loss per share, basic and diluted	$(0.32)	$(20.12)
Weighted average common shares used to compute net loss per share, basic and diluted	31,338,310	1,200,719

The accompanying notes are an integral part of these condensed financial statements.

Silk Road Medical, Inc. Condensed Statements of Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit) (unaudited)

(in thousands, except share data)	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount
Balances at December 31, 2019	31,255,267	$31	$263,384	$(191,526)	$2	$71,891
Exercise of stock options	140,370	—	274	—	—	274
Stock-based compensation	—	—	1,293	—	—	1,293
Net loss	—	—	—	(9,941)	—	(9,941)
Unrealized gains on investments, net	—	—	—	—	440	440
Balances at March 31, 2020	31,395,637	$31	$264,951	$(201,467)	$442	$63,957

(in thousands, except share data)	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount
Balances at December 31, 2018	21,233,190	$105,235	1,135,310	$1	$4,557	$(139,111)	$—	$(134,553)
Exercise of Series C preferred stock warrants	4,915	30	—	—	—	—	—	—
Exercise of stock options	—	—	251,305	—	375	—	—	375
Stock-based compensation	—	—	—	—	262	—	—	262
Net loss and comprehensive loss	—	—	—	—	—	(24,158)	—	(24,158)
Balances at March 31, 2019	21,238,105	$105,265	1,386,615	$1	$5,194	$(163,269)	$—	$(158,074)

The accompanying notes are an integral part of these condensed financial statements.

Silk Road Medical, Inc. Condensed Statements of Cash Flows (unaudited)

(in thousands)	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities
Net loss	$(9,941)	$(24,158)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	184	174
Stock-based compensation expense	1,293	262
Change in fair value of redeemable convertible preferred stock warrant liability	—	15,712
Amortization of premium on investments	79	—
Amortization of debt discount and debt issuance costs	12	11
Amortization of right-of-use asset	146	162
Non-cash interest expense	83	471
Change in provision for doubtful accounts receivable	(9)	(3)
Provision for excess and obsolete inventories	92	27
Changes in assets and liabilities
Accounts receivable	(60)	157
Inventories	(1,871)	(2,339)
Prepaid expenses and other current assets	983	16
Other assets	55	(651)
Accounts payable	1,274	2,287
Accrued liabilities	(3,912)	321
Other liabilities	(203)	(1,069)
Net cash used in operating activities	(11,795)	(8,620)

Cash flows from investing activities
Purchases of property and equipment	(134)	(117)
Purchases of investments	(1,974)	—
Proceeds from maturity of investments	2,000	—
Net cash used in investing activities	(108)	(117)

Cash flows from financing activities
Payment of deferred offering costs	—	(1,149)
Proceeds from issuance of common stock	274	375
Proceeds from exercise of redeemable convertible preferred stock warrants	—	30
Net cash provided by (used in) financing activities	274	(744)
Net change in cash, cash equivalents and restricted cash	(11,629)	(9,481)
Cash, cash equivalents and restricted cash, beginning of period	39,491	25,300
Cash, cash equivalents and restricted cash, end of period	$27,862	$15,819

Supplemental disclosure of cash flow information
Cash paid for interest	$1,108	$870

Non-cash investing and financing activities:
Accounts payable and accrued liabilities for purchases of property and equipment	$22	$22
Offering costs in accounts payable and accrued liabilities	$—	$1,204
Right-of-use asset obtained in exchange for lease obligation	$—	$3,982

The accompanying notes are an integral part of these condensed financial statements.

Silk Road Medical, Inc. Notes to Condensed Financial Statements (unaudited)

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
Reverse Stock Split
On March 13, 2019, the Company’s Board of Directors approved an amendment to the Company’s amended and restated certificate of incorporation to effect a 1-for-2.7 reverse stock split of the Company’s common stock and redeemable convertible preferred stock to be consummated prior to the effectiveness of the Company’s planned initial public offering, or IPO. The reverse stock split was effected on March 27, 2019. The par values of the common stock and redeemable convertible preferred stock were not adjusted as a result of the reverse stock split. All the common stock, redeemable convertible preferred stock, stock options and warrants, and related per share amounts in the condensed financial statements have been retroactively adjusted for all periods presented to give effect to the reverse stock split.
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
In August 2019, the Company completed a secondary public offering of 4,200,000 shares of its common stock sold by certain selling stockholders, and the exercise in full of the underwriters' option to purchase 630,000 additional shares of its common stock from certain selling stockholders, at a public offering price of $39.50 per share. The Company did not receive any of the proceeds from the sale of the shares of its common stock by the selling stockholders. See also Note 12, Subsequent Events.

Silk Road Medical, Inc. Notes to Condensed Financial Statements (unaudited)

2.    Summary of Significant Accounting Policies
Basis of Preparation
The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, or U.S. GAAP, and applicable rules and regulations of the Securities and Exchange Commission, or SEC, regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP have been condensed or omitted, and accordingly the balance sheet as of December 31, 2019, and related disclosures, have been derived from the audited financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements. These unaudited condensed financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for the fair statement of the Company’s condensed financial information. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any other interim period or for any other future year.
The accompanying interim unaudited condensed financial statements and related financial information should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2019 included in the Company's annual report on Form 10-K filed with the SEC on March 2, 2020.
Adjustment to Prior Period Financial Statements
The Company has adjusted the accompanying three months ended March 31, 2019 Condensed Statement of Cash Flows to increase each of the accounts receivable, net of allowances, and accrued liabilities amounts by $269,000 for an immaterial prior period error in the classification of provisions for returns from customers.
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
Due to the Coronavirus (“COVID-19”) pandemic, there has been uncertainty and disruption in the global economy and financial markets. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of March 31, 2020. The Company has also considered information available to it as of the date of issuance of these financial statements and is not aware of any specific events or circumstances that would require an update to its estimates or judgments, or a revision to the carrying value of its assets or liabilities. These estimates may change as new events occur and additional information becomes available. Actual results could differ materially from these estimates.

Silk Road Medical, Inc. Notes to Condensed Financial Statements (unaudited)
Fair Value of Financial Instruments
The Company has evaluated the estimated fair value of its financial instruments as of March 31, 2020 and December 31, 2019. The carrying amounts of certain of the Company’s financial instruments, which include cash equivalents, short-term investments, long-term investments, restricted cash, accounts receivable, accounts payable and accrued liabilities approximate their respective fair values because of the short-term nature of these instruments. Management believes that its long-term debt bears interest at the prevailing market rates for instruments with similar characteristics (Level 2 within the fair value hierarchy); accordingly, the carrying value of this instrument approximates its fair value. Prior to the Company's IPO, fair value accounting was applied to the redeemable convertible preferred stock warrant liability.
Cash, Cash Equivalents and Restricted Cash
The Company considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents. Cash equivalents are considered available-for-sale marketable securities and are recorded at fair value, based on quoted market prices. As of March 31, 2020, the Company’s cash equivalents are entirely comprised of investments in money market funds and United States treasury bills. As of December 31, 2019, the Company’s cash equivalents are entirely comprised of investments in money market funds.
Restricted cash as of March 31, 2020 and December 31, 2019 consists of a letter of credit of $310,000 representing collateral for the Company's facility lease.
Investments
Short-term investments consist of debt securities classified as available-for-sale and have original maturities greater than 90 days, but less than one year as of the balance sheet date. Long-term investments have maturities greater than one year as of the balance sheet date. All investments are recorded at fair value based on the fair value hierarchy. Money market funds and United States treasury bills with an original maturity less than 90 days are classified within Level 1 of the fair value hierarchy, and commercial paper, corporate bonds/notes, United States Government securities, and asset-backed securities are classified within Level 2 of the fair value hierarchy. Unrealized gains and losses, deemed temporary in nature, are reported as a separate component of accumulated other comprehensive income (loss). The cost of available-for-sale investments sold is based on the specific-identification method. Realized gains and losses are included in earnings, and are derived for specific-identification method for determining the costs of investments sold. Amortization of premiums and accretion of discounts are reported as a component of interest income.

A decline in the fair value of any security below cost that is deemed other than temporary results in a charge to earnings and the corresponding establishment of a new cost basis for the investment.

Concentration of Credit Risk, and Other Risks and Uncertainties
The Company is subject to risks related to the public health crises such as the global pandemic associated with COVID-19, which has spread to most countries and all 50 states within the United States. The COVID-19 outbreak has negatively impacted, and may continue to negatively impact the Company’s operations, its revenue and overall financial condition by significantly decreasing the number of TCAR procedures performed. The number of TCAR procedures performed, similar to other elective surgical procedures, has significantly decreased as health care organizations globally have prioritized the treatment of patients with COVID-19. For example, in the United States, governmental authorities have recommended, and in certain cases required, that elective, specialty and other procedures and appointments, be suspended or canceled to avoid non-essential patient exposure to medical environments and potential infection with COVID-19 and to focus limited resources and personnel

Silk Road Medical, Inc. Notes to Condensed Financial Statements (unaudited)
capacity toward the treatment of COVID-19. These measures and challenges will likely continue for the duration of the pandemic, which is uncertain, and will significantly impact the Company’s revenue while the pandemic continues.

Financial instruments that potentially subject the Company to credit risk consist of cash and cash equivalents, investments and accounts receivable to the extent of the amounts recorded on the balance sheet. Cash, cash equivalents, and investments are deposited in financial institutions which, at times, may be in excess of federally insured limits. Cash equivalents are invested in highly rated money market funds and United States treasury bills. The Company invests in a variety of financial instruments, such as, but not limited to, commercial paper, corporate bonds/notes, United States Government securities, asset-backed securities and, by policy, limits the amount of credit exposure with any one financial institution or commercial issuer. The Company has not experienced any material losses on its deposits of cash and cash equivalents or investments during the three months ended March 31, 2020 and 2019.

The Company’s accounts receivable are due from a variety of health care organizations in the United States. At March 31, 2020 and December 31, 2019, no customer represented 10% or more of the Company’s accounts receivable. For the three months ended March 31, 2020 and 2019, there were no customers that represented 10% or more of revenue.
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

Silk Road Medical, Inc. Notes to Condensed Financial Statements (unaudited)
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
Redeemable Convertible Preferred Stock Warrant Liability
Prior to its IPO, the Company accounted for its warrants for shares of redeemable convertible preferred stock as a liability based upon the characteristics and provisions of each instrument. Redeemable convertible preferred stock warrants classified as a liability were initially recorded at their fair value on the date of issuance and are subject to remeasurement at each subsequent balance sheet date. Any change in fair value as a result of a remeasurement was recognized as a component of other income (expense), net in the condensed statements of operations and comprehensive loss. The Company recorded adjustments to the estimated fair value of the redeemable convertible preferred stock warrants until they were exercised. Upon their exercise, the final fair value of the warrant liability was reclassified to stockholders’ equity. Subsequent to its IPO, the Company no longer recorded any related periodic fair value adjustments.
Redeemable Convertible Preferred Stock
Prior to its IPO, the Company recorded its redeemable convertible preferred stock at fair value on the dates of issuance, net of issuance costs, and classified the redeemable convertible preferred stock outside of stockholders’ equity on the condensed balance sheet as events triggering the liquidation preferences were not solely within the Company’s control. Upon the closing of the Company's IPO, all shares of convertible preferred stock then outstanding converted into an aggregate of 23,178,555 shares of common stock resulting in the reclassification of $144,140,000 from outside of stockholders’ equity to additional paid-in capital.
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
(iv) allocate the transaction price to the performance obligations in the contract; and

Silk Road Medical, Inc. Notes to Condensed Financial Statements (unaudited)
(v) recognize revenue when (or as) the entity satisfies a performance obligation.
As of March 31, 2020 and December 31, 2019, the Company recorded $79,000 and $128,000, respectively, of unbilled receivables, which are included in accounts receivable, net on the condensed balance sheet, as the Company has an unconditional right to payment as of the end of the applicable period.
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
Costs associated with product sales include commissions and royalties. The Company applies the practical expedient and recognizes commissions and royalties as expense when incurred because the expense is incurred at a point in time and the amortization period is less than one year.  Commissions are recorded as selling expense and royalties are recorded as cost of goods sold in the condensed statements of operations and comprehensive loss.
The Company accepts product returns at its discretion or if the product is defective as manufactured. The Company establishes estimated provisions for returns based on historical experience and considers other factors that it believes could significantly impact its expected returns, which provisions are classified within accrued liabilities on the condensed balance sheet.  The Company elected to expense shipping and handling costs as incurred and includes them in the cost of goods sold. In those cases where the Company bills shipping and handling costs to customers, it will classify the amounts billed as a component of revenue.

Silk Road Medical, Inc. Notes to Condensed Financial Statements (unaudited)
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
Stock–Based Compensation
The Company accounts for stock-based compensation in accordance with Financial Accounting Standards Board (“FASB”) ASC 718, "Compensation-Stock Compensation." ASC 718 requires the recognition of compensation expense, using a fair-value based method, for costs related to all share-based payments including stock options, restricted stock units and shares issued under its employee stock purchase plan. ASC 718 requires companies to estimate the fair value of all share-based payment option awards on the date of grant using an option pricing model. The fair value of stock options is recognized over the period during which an optionee is required to provide services in exchange for the option award, known as the requisite service period (usually the vesting period), on a straight-line basis. For performance-based stock options, the Company will assess the probability of performance conditions being achieved in each reporting period. The amount of stock-based compensation expense recognized in any one period related to performance-based stock options can vary based on the achievement or anticipated achievement of the performance conditions. The Company accounts for option forfeitures as they occur.
The Company accounts for stock-based compensation for restricted stock units at their fair value, based on the closing market price of the Company's common stock on the date of grant. These costs are recognized on a straight-line basis over the requisite service period, which is usually the vesting period.
The Company accounts for stock-based compensation for its employee stock purchase plan based on the estimated fair value of the options on the date of grant. The Company estimates the grant date fair value using an option pricing model for each purchase period. These costs are recognized on a straight-line basis over the offering period.
Income Taxes
The Company accounts for income taxes under the liability method, whereby deferred tax assets and liabilities are determined based on the difference between the condensed financial statements and tax bases of assets and liabilities using the enacted tax rates in effect for the year in which the differences are expected to affect taxable income. A valuation allowance is established when necessary to reduce deferred tax assets to the amounts expected to be realized. As the Company has historically incurred operating losses, it has established a full valuation allowance against its net deferred tax assets, and there is no provision for income taxes.
The Company also follows the provisions of ASC 740-10, "Accounting for Uncertainty in Income Taxes." ASC 740-10 prescribes a comprehensive model for the recognition, measurement, presentation and disclosure in financial statements of any uncertain tax positions that have been taken or expected to be taken on a tax return. No liability related to uncertain tax positions is recorded on the condensed financial statements. It is the Company's policy to include penalties and interest expense related to income taxes as part of the provision for income taxes.

Silk Road Medical, Inc. Notes to Condensed Financial Statements (unaudited)
Comprehensive Loss
Comprehensive loss consists of net loss and changes in unrealized gains and losses on investments classified as available-for-sale. For the three months ended March 31, 2020, the Company’s unrealized gains and losses on available-for-sale investments represent the only component of other comprehensive loss that are excluded from the reported net loss and that are presented in the condensed statements of operations and comprehensive loss. Accumulated other comprehensive income or loss is presented in the accompanying condensed balance sheet as a component of stockholders' equity. For the three months ended March 31, 2019, there was no difference between the Company's comprehensive loss and its net loss.
Net Loss per Share
Basic net loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the period, without consideration for potential dilutive common shares. Diluted net loss per share is computed by dividing the net loss by the weighted average number of shares of common stock and potentially dilutive securities outstanding for the period. For purposes of the diluted net loss per share calculation, redeemable convertible preferred stock and warrants, common stock options, and restricted stock units are considered to be potentially dilutive securities. Since the Company was in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share as the inclusion of all potential dilutive common shares would have been anti-dilutive.
The Company allocates no loss to participating securities because they have no contractual obligation to share in the losses of the Company. The shares of the Company’s redeemable convertible preferred stock participate in any dividends declared by the Company and are therefore considered to be participating securities.
Net loss per share was determined as follows (in thousands, except share and per share data):

	Three Months Ended March 31,
	2020	2019
Net loss	$(9,941)	$(24,158)
Weighted average common stock outstanding used to compute net loss per share, basic and diluted	31,338,310	1,200,719
Net loss, basic and diluted	$(0.32)	$(20.12)

The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted average shares outstanding because such securities have an antidilutive impact due to the Company's net loss:

	March 31,
	2020	2019
Redeemable convertible preferred stock outstanding	—	21,238,105
Redeemable convertible preferred stock warrants outstanding	—	2,667,587
Common stock options	4,842,641	4,138,635
Common stock warrants outstanding	—	7,527
Restricted stock units	38,225	—
	4,880,866	28,051,854

Silk Road Medical, Inc. Notes to Condensed Financial Statements (unaudited)

Segment and Geographical Information
The Company operates and manages its business as one reportable and operating segment. The Company’s chief executive officer, who is the chief operating decision maker, reviews financial information on an aggregate basis for purposes of allocating resources and evaluating financial performance. All of the Company’s long-lived assets are based in the United States. Long-lived assets are comprised of property and equipment. All of the Company’s revenue was in the United States for the three months ended March 31, 2020 and 2019, based on the shipping location of the external customer.

3.    Recent Accounting Pronouncements
Recently Adopted Accounting Standards
In August 2018, the FASB issued ASU 2018-13, "Fair Value Measurement," which changed the disclosure requirements for fair value measurements by removing, adding and modifying certain disclosures. The Company adopted the new standard effective January 1, 2020. The adoption did not have a material impact on the Company's financial statements and related disclosures.
In August 2018, the FASB issued ASU 2018-15, "Cloud Computing Arrangements," which aligns the requirements for capitalizing implementation costs in a Cloud Computing Arrangement service contract with the requirements for capitalizing implementation costs incurred for an internal-use software license. The Company adopted the new standard effective January 1, 2020 on a prospective basis. The adoption did not have a material impact on the Company's financial statements and related disclosures.
Recently Issued Accounting Standards
In June 2016, the FASB issued ASU 2016-13, "Measurement of Credit Losses on Financial Statements." This update provides financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The update replaces the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. In October 2019, the FASB delayed the effective date of this standard for smaller reporting companies. ASU 2016-13 will become effective for the Company on January 1, 2023. The Company is evaluating the impact of adopting this guidance to the Company's financial statements and related disclosures.
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which enhances and simplifies various aspects of the income tax accounting guidance related to intraperiod tax allocation, interim period accounting for enacted changes in tax law, and the year-to-date loss limitation in interim period tax accounting. ASU 2019-12 also amends other aspects of the guidance to reduce complexity in certain areas. ASU 2019-12 will become effective for the Company on January 1, 2021. Early adoption is permitted. The Company is evaluating the impact of adopting this guidance to the Company's financial statements and related disclosures.

Silk Road Medical, Inc. Notes to Condensed Financial Statements (unaudited)

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

The following tables sets forth by level within the fair value hierarchy the Company’s assets that are reported at fair value as of March 31, 2020 and December 31, 2019, using the inputs defined above (in thousands):

	March 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$23,202	$—	$—	$23,202
U.S. treasury bills	4,000	—	—	4,000
Commercial paper	—	9,938	—	9,938
Corporate bonds/notes	—	10,197	—	10,197
U.S. government securities	—	44,754	—	44,754
Asset-backed securities	—	5,178	—	5,178
	$27,202	$70,067	$—	$97,269

Silk Road Medical, Inc. Notes to Condensed Financial Statements (unaudited)

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$34,363	$—	$—	$34,363
Commercial paper	—	9,919	—	9,919
Corporate bonds/notes	—	10,176	—	10,176
U.S. government securities	—	44,456	—	44,456
Asset-backed securities	—	5,181	—	5,181
	$34,363	$69,732	$—	$104,095

There were no transfers between fair value hierarchy levels during the three months ended March 31, 2020 and 2019.

5.    Balance Sheet Components
Investments
The fair value of the Company's available-for-sale investments as of March 31, 2020 and December 31, 2019 are as follows (in thousands):

	March 31, 2020
		Gross Unrealized		Estimated
	Amortized Cost	Gains	Losses	Fair Value
Money market funds	$23,202	$—	$—	$23,202
U.S. treasury bills	3,997	3	—	4,000
Commercial paper	9,938	—	—	9,938
Corporate bonds/notes	10,227	—	(30)	10,197
U.S. government securities	44,280	474	—	44,754
Asset-backed securities	5,183	—	(5)	5,178
	$96,827	$477	$(35)	$97,269
Classified as:
Cash equivalents				$27,202
Short-term investments				70,067
				$97,269

Silk Road Medical, Inc. Notes to Condensed Financial Statements (unaudited)

	December 31, 2019
		Gross Unrealized		Estimated
	Amortized Cost	Gains	Losses	Fair Value
Money market funds	$34,363	$—	$—	$34,363
Commercial paper	9,919	—	—	9,919
Corporate bonds/notes	10,180	—	(4)	10,176
U.S. government securities	44,450	9	(3)	44,456
Asset-backed securities	5,181	—	—	5,181
	$104,093	$9	$(7)	$104,095
Classified as:
Cash equivalents				$34,363
Short-term investments				51,508
Long-term investments				18,224
				$104,095

The following table summarizes the fair value of the Company’s cash equivalents, short-term and long-term investments classified by maturity as of March 31, 2020 and December 31, 2019 (in thousands):

	March 31,	December 31,
	2020	2019
Amounts maturing within one year	$97,269	$85,871
Amounts maturing after one year through two years	—	18,224
	$97,269	$104,095

Available-for-sale investments held as of March 31, 2020 had a weighted average days to maturity of 198 days.

The following table presents the Company's available-for-sale investments that were in an unrealized loss position as of March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020		December 31, 2019
	Less than 12 months		Less than 12 months
Assets:	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate bonds/notes	$10,083	$(30)	$10,128	$(4)
Asset-backed securities	5,174	(5)	—	—
U.S. government securities	—	—	19,067	(3)
	$15,257	$(35)	$29,195	$(7)

Silk Road Medical, Inc. Notes to Condensed Financial Statements (unaudited)

Inventories
Components of inventories were as follows:

(in thousands)	March 31,	December 31,
	2020	2019
Raw materials	$1,539	$1,203
Finished products	10,562	9,119
Total	$12,101	$10,322

As of March 31, 2020 and December 31, 2019, there were no work-in-process inventories.
Accrued Liabilities
Accrued liabilities consist of the following:

(in thousands)	March 31,	December 31,
	2020	2019
Accrued payroll and related expenses	$5,642	$9,151
Provision for sales returns	2,735	2,419
Accrued professional services	380	682
Operating lease liability	788	769
Accrued royalty expense	477	470
Deferred revenue	174	304
Accrued travel expenses	276	431
Accrued clinical expenses	181	241
Accrued other expenses	472	567
Total	$11,125	$15,034

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
In September 2018, the Company entered into Amendment No. 5 to the term loan agreement with CRG. Under the amended terms of the amended loan agreement the maturity date was extended to December 31, 2022 and the repayment schedule of the existing term loans were changed to interest only so that the outstanding principal amount of the term loans will be payable in a single installment at maturity. The related fixed interest rate was changed to equal 10.75% per annum, due and payable quarterly in arrears. At the election of the Company, 2.75% of the interest due and payable may be “paid in kind” and added to the then outstanding principal and 8.0% of the interest due and payable paid in cash. All unpaid principal, and accrued and unpaid interest, is due and payable in full on December 31, 2022. The amended term

Silk Road Medical, Inc. Notes to Condensed Financial Statements (unaudited)
loan agreement also provided for additional term loans in an aggregate principal amount of up to $25,000,000 and allowed for the conversion into shares of common stock, at the Company’s option, of up to 25% of the outstanding loans under the term loan agreement in connection with an initial public offering of the Company’s common stock which results in market capitalization of at least $250,000,000. In September 2018, the Company drew down an additional $15,000,000 under the term loan agreement with CRG. As provided for under the terms of the amended term loan agreement, the related fixed interest rate was further reduced to 10.0% upon the consummation of the Company's IPO in April 2019. Also, post consummation of the Company's IPO, 8.0% of the interest is due and payable in cash and at the election of the Company, 2.0% of the interest due and payable may be "paid in kind".
In June 2019, the Company entered into Amendment No. 7 to the term loan agreement with CRG to reflect flexibility with respect to permitted cash investments.
The Company may voluntarily prepay the borrowings in full. The Tranche A borrowing required a payment, on the borrowing date, of a financing fee equal to 1.75% of the borrowed loan principal, which is recorded as a discount to the debt. In addition, a facility fee equal to 5.0% of the amounts borrowed plus any "paid in kind" is payable at the end of the term or when the borrowings are repaid in full. A long-term liability is being accreted using the effective interest method for the facility fee over the term of the loan agreement. The borrowings are collateralized by a security interest in substantially all of the Company’s assets.
The Company is subject to financial covenants related to liquidity and minimum trailing revenue targets that began in December 31, 2016 and are tested on an annual basis. The liquidity covenant requires the Company to maintain an amount which shall exceed the greater of (i) $3,000,000 and (ii) the minimum cash balance, if any, required of the Company by a creditor to the extent the Company has incurred permitted priority debt. The Company had to achieve minimum net revenue of $1,000,000 in 2016, $5,000,000 in 2017, $15,000,000 in 2018, $30,000,000 in 2019 and must achieve minimum net revenue of $40,000,000 in 2020. The liquidity financial covenant has a 90-day equity cure period following end of the calendar year to issue additional shares of equity interests in exchange for cash, or to borrow permitted cure debt. In addition, the term loan agreement prohibits the payment of cash dividends on the Company’s capital stock and also places restrictions on mergers, sales of assets, investments, incurrence of liens, incurrence of indebtedness and transactions with affiliates. CRG may accelerate the payment terms of the term loan agreement upon the occurrence of certain events of default set forth therein, which include the failure of the Company to make timely payments of amounts due under the term loan agreement, the failure of the Company to adhere to the covenants set forth in the term loan agreement, the insolvency of the Company or upon the occurrence of a material adverse change. As of March 31, 2020, the Company was in compliance with all applicable financial covenants. As of March 31, 2020, management does not believe that it is probable that the above clauses will be triggered within the next twelve months, and therefore, the debt is classified as long-term on the condensed balance sheet.
Future maturities under the term loan agreement as of March 31, 2020 are as follows (in thousands):

Silk Road Medical, Inc. Notes to Condensed Financial Statements (unaudited)

Period Ending December 31:	Amount
2020	$3,347
2021	4,442
2022	48,255
56,044
Add: Accretion of closing fees	1,287
57,331
Less: Amount representing interest	(12,231)
Less: Amount representing debt discount and debt issuance costs	(128)
Present value of minimum payments	$44,972

In October 2015, CRG purchased 327,759 shares of the Company’s Series C redeemable convertible preferred stock at $6.11 per share. In addition, CRG received warrants to purchase 163,877 shares of the Company’s Series C redeemable convertible preferred stock at an exercise price of $6.11 per share. Upon the closing of the IPO, the warrants were net exercised, based on the initial public offering price of $20.00 per share, into shares of common stock.
In July 2017, CRG purchased an additional 163,877 shares of the Company’s Series C convertible preferred stock at $6.11 per share. Upon the closing of the IPO, the Series C redeemable convertible preferred stock shares were converted into shares of common stock.

7.    Commitments and Contingencies
Operating Lease and Rights of Use
The Company’s operating lease obligation consists of leased office, laboratory, and manufacturing space under a non-cancellable operating lease that expires in October 2024. The lease agreement includes a renewal provision allowing the Company to extend this lease for an additional period of five years. Operating lease costs were $217,000 and $217,000 for the three months ended March 31, 2020 and 2019, respectively. Cash paid for amounts included in the measurement of operating lease liabilities was $184,000 and $193,000 for the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020, the weighted average discount rate was approximately 6.50% and the weighted average remaining lease term was 4.58 years. Balance sheet information as of March 31, 2020 consists of the following (in thousands):

Operating Lease:	March 31, 2020
Operating lease right-of-use asset in other non-current assets	$3,254
Operating lease liability in accrued liabilities	$788
Operating lease liability in other liabilities	3,497
Total operating lease liabilities	$4,285

The following table summarizes the Company’s operating lease maturities as of March 31, 2020 (in thousands):

Silk Road Medical, Inc. Notes to Condensed Financial Statements (unaudited)

Period Ending December 31:	Amount
2020	$781
2021	1,066
2022	1,096
2023	1,127
2024	904
Total lease payments	4,974
Less: imputed interest	(689)
Present value of lease liabilities	$4,285

Purchase Obligations
Purchase obligations consist of agreements to purchase goods and services entered into in the ordinary course of business. As of March 31, 2020, the Company had non-cancellable purchase obligations to suppliers of $6,010,000.
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
The Company indemnifies each of its directors and officers for certain events or occurrences, subject to certain limits, while the director is or was serving at the Company’s request in such capacity, as permitted under Delaware law and in accordance with its certificate of incorporation and bylaws. The term of the indemnification period lasts as long as a director may be subject to any proceeding arising out of acts or omissions of such director in such capacity. The maximum amount of potential future indemnification is unlimited; however, the Company currently holds director liability insurance. The Company believes that the fair value of these indemnification obligations is minimal. Accordingly, the Company has not recognized any liabilities relating to these obligations as of March 31, 2020.
Contingencies
The Company is not involved in any pending legal proceedings that it believes could have a material adverse effect on its financial condition, results of operations or cash flows. From time to time, the Company may pursue litigation to assert its legal right and such litigation may be costly and divert the efforts and attention of its management and technical personnel which could adversely affect its business. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. There were no contingent liabilities requiring accrual at March 31, 2020 and December 31, 2019.

Silk Road Medical, Inc. Notes to Condensed Financial Statements (unaudited)

8.    Redeemable Convertible Preferred Stock
Upon the closing of the IPO, all shares of convertible preferred stock then outstanding converted into shares of common stock. As of March 31, 2020 and December 31, 2019, the Company does not have any convertible preferred stock issued or outstanding.
Preferred Stock Warrants
Upon the closing of the Company's IPO, all of the outstanding convertible preferred stock warrants were exercised, or net exercised based on the IPO price of $20.00 per share, into 1,945,365 shares of common stock. As of March 31, 2020 and December 31, 2019, the Company does not have any convertible preferred stock warrants outstanding.

9.    Stockholders Equity
Preferred Stock
At March 31, 2020, the Company’s certificate of incorporation, as amended and restated, authorizes the Company to issue up to 5,000,000 shares of preferred stock with $0.001 par value per share, of which no shares were issued and outstanding.
Common Stock
At March 31, 2020, the Company’s certificate of incorporation, as amended and restated, authorizes the Company to issue up to 100,000,000 shares of common stock with $0.001 par value per share, of which 31,395,637 shares were issued and outstanding. The holders of common stock are also entitled to receive dividends whenever funds are legally available, when and if declared by the Board of Directors. As of March 31, 2020, no dividends have been declared to date. Each share of common stock is entitled to one vote.
Common Stock Warrants
In connection with the IPO, the common stock warrants were cash, or net exercised based on the IPO price of $20.00 per share, into 5,968 shares of common stock. As of March 31, 2020 and December 31, 2019, the Company does not have any common stock warrants outstanding.

10.    Stock Option Plans
In March 2019, the Company’s Board of Directors approved the adoption of the 2019 Equity Incentive Plan, or the 2019 Plan, which became effective immediately prior to the Company's IPO. The 2019 Plan replaced the 2007 Stock Option Plan which was terminated immediately prior to consummation of the Company’s IPO, collectively the “Plans.” The 2019 Plan provides for the grant of ISOs to employees and for the grant of NSOs, restricted stock, restricted stock units, stock appreciation rights, performance units and performance shares to employees, directors and consultants. A total of 2,317,000 shares of common stock were initially reserved for issuance pursuant to the 2019 Plan. In addition, the shares reserved for issuance under the 2019 Plan will also include shares reserved but not issued under the 2007 Stock Option Plan, plus any share awards granted under the 2007 Stock Option Plan that expire or terminate without having been exercised in full or that are forfeited or repurchased. In addition, the number of shares available for issuance under the 2019 Plan will also include an annual increase on the first day of each fiscal year beginning in fiscal 2020, equal to the lesser of (i) 3,000,000 shares; (ii) 4.0% of the outstanding shares of common stock as of the last day of the immediately preceding fiscal year; or (iii) an amount as determined by the Board of Directors. As of March 31, 2020, the Company has reserved 3,626,360 shares of common stock for issuance under the 2019 Plan.

Silk Road Medical, Inc. Notes to Condensed Financial Statements (unaudited)
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
Stock option activity under the Company’s Plans is set forth below:

		Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in thousands)
Balances, December 31, 2019	1,554,690	4,310,790	$7.91	7.27	$140,234
Authorized	1,250,210
Options granted	(683,600)	683,600	$33.14
Options exercised	—	(140,370)	$1.96
Options cancelled	11,379	(11,379)	$9.87
Balances, March 31, 2020	2,132,679	4,842,641	$11.64	7.51	$98,677
Vested and exercisable at March 31, 2020		2,573,393	$4.81	6.35	$68,839
Vested and expected to vest at March 31, 2020		4,842,641	$11.64	7.51	$98,677

The aggregate intrinsic value of options exercised during the three months ended March 31, 2020 was $5,642,000. The aggregate intrinsic value was calculated as the difference between the exercise prices of the underlying options and the estimated fair value of the common stock on the date of exercise.
Restricted Stock Units
In March 2020, the Company began granting restricted stock units, or RSUs, under the 2019 Plan. RSUs generally vest over four years in equal increments, no RSUs vested during the three months ended March 31, 2020. The fair value of RSUs is based on the Company’s closing stock price on the date of grant. A summary of RSUs activity for the three months ended March 31, 2020, is as follows:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Balances, December 31, 2019	—	$—
Restricted stock granted	38,225	$30.93
Restricted stock vested	—	$—
Restricted stock forfeited	—	$—
Balances, March 31, 2020	38,225	$30.93
Expected to vest at March 31, 2020	38,225	$30.93

Silk Road Medical, Inc. Notes to Condensed Financial Statements (unaudited)
2019 Employee Stock Purchase Plan
In March 2019, the Company's Board of Directors adopted the 2019 Employee Stock Purchase Plan, or 2019 ESPP, under which eligible employees are permitted to purchase common stock at a discount through payroll deductions. A total of 434,000 shares of common stock were initially reserved for issuance and will be increased on the first day of each fiscal year, beginning in 2020, by an amount equal to the lesser of (i) 1,200,000 shares (ii) 1.0% of the outstanding shares of common stock as of the last day of the immediately preceding fiscal year; or (iii) an amount as determined by the Board of Directors. As of March 31, 2020, the Company has reserved 746,552 shares of common stock for issuance under the 2019 ESPP. The price of the common stock purchased will be the lower of 85% of the fair market value of the common stock at the beginning of an offering period or at the end of a purchase period. The 2019 ESPP was effective upon adoption by the Company's Board of Directors but was not in use until the completion of the Company's IPO in April 2019. The 2019 ESPP is intended to qualify as an "employee stock purchase plan" within the meaning of Section 423 of the Internal Revenue Code of 1986, as amended.
As of March 31, 2020, 61,648 shares of common stock have been issued to employees participating in the 2019 ESPP and 684,904 shares were available for future issuance under the 2019 ESPP.
Stock-Based Compensation
The Company estimated the fair value of stock options using the Black–Scholes option pricing model. The fair value of employee and nonemployee stock options is being amortized on a straight–line basis over the requisite service period of the awards. The fair value of employee and nonemployee stock options was estimated using the following assumptions for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
Expected term (in years)	6.25	6.25
Expected volatility	43.0% - 45.4%	42.7%
Risk-free interest rate	0.49% - 1.41%	2.54%
Dividend yield	—%	—%

The fair value of the shares to be issued under the Company’s 2019 ESPP was estimated using the Black-Scholes valuation model with the following assumptions for the three months ended March 31, 2020:

Three Months Ended March 31, 2020
Expected term (in years)	0.50
Expected volatility	44.4%
Risk-free interest rate	1.58%
Dividend yield	—%

Silk Road Medical, Inc. Notes to Condensed Financial Statements (unaudited)

Total stock-based compensation expense relating to the Company's stock options, RSUs and 2019 ESPP during the three months ended March 31, 2020 and stock-based compensation expense related to the Company's stock options during the three months ended March 31, 2019, is as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Cost of goods sold	$64	$15
Research and development expenses	176	27
Selling, general and administrative expenses	1,053	220
	$1,293	$262
As of March 31, 2020, there was total unrecognized compensation costs of $17,274,000 related to stock options expected to be recognized over a period of approximately 3.42 years and a total of $1,157,000 of unrecognized compensation costs related to unvested RSUs expected to be recognized over a period of approximately 3.92 years.

11.    401(k) Plan
The Company has a qualified retirement plan under section 401(k) of the Internal Revenue Code (“IRC”) under which participants may contribute up to 90% of their eligible compensation, subject to maximum deferral limits specified by the IRC. Beginning in January 2020, the Company started matching employees' contributions to the 401(k) plan at 50% of the first 5% of compensation deferred to the 401(k) plan. The Company's matching contributions were $293,000 for the three months ended March 31, 2020.

12.    Subsequent Events
Public Offering of Common Stock
On May 8, 2020, the Company completed an underwritten public offering of 6,808,154 shares of its common stock at a public offering price of $39.00 per share, of which 1,923,076 shares were offered for sale by the Company and the remaining 4,885,078 shares were offered for sale by certain selling stockholders. The selling stockholders also granted the underwriters a 30-day option to purchase up to an additional 1,021,223 shares of the Company's common stock held by them at the public offering price of $39.00 per share. From the offering, the Company received cash proceeds of approximately $70,580,000, net of underwriting discounts and commissions and estimated offering costs which will be paid by the Company. The Company did not receive any of the proceeds from the sale of the shares of its common stock by the selling stockholders, and will not receive any of the proceeds from the sale of 1,021,223 additional shares held by certain selling stockholders, should the underwriters exercise their option within 30 days following the date of the prospectus filed on May 5, 2020.

Item 2: Management Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with the section entitled “Selected financial data” and our condensed financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q. This discussion and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions, that are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section of this Quarterly Report on Form 10-Q entitled “Risk Factors.”

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
We manufacture and distribute the ENROUTE NPS at our facility in Sunnyvale, California, using components and sub-assemblies manufactured both in-house and by third party manufacturers and suppliers. We purchase our other products from third-party contract manufacturers, including our ENROUTE stent. Many of these third-party manufacturers and outside vendors are currently single-source suppliers. While we expect that our existing manufacturing facility will be sufficient to meet our anticipated growth through at least the next four years we are in the process of supplementing our distribution operations with a third-party logistics and warehousing service and are considering additional lease facilities.

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
Prior to our initial public offering in April 2019, our primary sources of capital were private placements of convertible preferred stock, debt financing arrangements and revenue from sales of our products. As of March 31, 2020, we had cash and cash equivalents of $27.6 million, investments of $70.1 million, long-term debt of $45.0 million and an accumulated deficit of $201.5 million.
In May 2020, we completed an underwritten public offering of 6,808,154 shares of our common stock through a registration statement on Form S-3 (File No. 333-238007), which was automatically effective upon filing on May 5, 2020 and pursuant to which we sold an aggregate 1,923,076 shares of our common stock at a public offering price of $39.00 per share for an aggregate offering price of $75.0 million. The public offering included the sale of 4,885,078 shares of common stock held by certain selling stockholders, who granted the underwriters a 30-day option to purchase 1,021,223 additional shares of our common stock held by them, at the same public offering price of $39.00 per share. From the public offering, we received cash proceeds of approximately $70.6 million, net of underwriting discounts and commissions and offering costs which were paid by us. We did not receive any of the proceeds from the sale of the shares of common stock by the selling stockholders.
J.P. Morgan Securities LLC and BofA Securities, Inc. acted as representatives of the underwriters for the offering. There has been no material change in the planned use of proceeds from the public offering as described in our final prospectus supplement filed with the SEC on May 7, 2020 pursuant to Rule 424(b) of the Securities Act.

COVID-19 Pandemic
We are subject to risks related to the public health crises such as the global pandemic associated with COVID-19. In December 2019, a novel strain of coronavirus, SARS-CoV-2, was reported to have surfaced in Wuhan, China. Since then, SARS-CoV-2, and the resulting disease COVID-19, has spread to most countries, and all 50 states within the United States. The COVID-19 outbreak has negatively impacted, and may continue to negatively impact our operations and revenue and overall financial condition by significantly decreasing the number of TCAR procedures performed. The number of TCAR procedures performed, similar to other elective surgical procedures, has significantly decreased as health care organizations globally have prioritized the treatment of patients with COVID-19. For example, in the United States, governmental authorities have recommended, and in certain cases required, that elective, specialty and other procedures and appointments, be suspended or canceled to avoid non-essential patient exposure to medical environments and potential infection with COVID-19 and to focus limited resources and personnel capacity toward the treatment of COVID-19. These measures and challenges will likely continue for the duration of the pandemic, which is uncertain, and will significantly reduce our revenue while the pandemic continues.
Numerous state and local jurisdictions have imposed, and others in the future may impose, “shelter-in-place” orders, quarantines, executive orders and similar government orders and restrictions for their residents to control the spread of COVID-19. Starting in mid-March 2020, the governor of California, where our facilities are located, issued “shelter-in-place” or “stay at home” orders restricting non-essential activities, travel and business operations for an indefinite period of time, subject to certain exceptions for necessary activities. Such orders or restrictions, have resulted in our facilities closing, work stoppages, slowdowns and delays, travel restrictions and cancellation of events, among other effects, thereby negatively impacting our operations.

Other disruptions or potential disruptions include restrictions on our personnel to travel and access customers for training and case support; delays in approvals by regulatory bodies; delays in product development efforts; and additional government requirements or other incremental mitigation efforts that may further impact our capacity to manufacture, sell and support the use of our products.

We expect these challenges to continue to impact our number of procedures through the second quarter of 2020, and perhaps for the remainder of 2020 and into 2021, but its extent cannot be quantified at this time. We have also withdrawn our previously announced annual guidance for 2020 given the continued uncertainties resulting from the COVID-19 pandemic.

Key Business Metric - Number of U.S. TCAR procedures
We regularly review a number of operating and financial metrics, including the number of procedures performed in the United States, to evaluate our business, measure our performance, identify trends affecting our business, formulate our business plan and make strategic decisions. The following table lists the number of procedures performed in each of the years ended as indicated:

	Years Ended December 31,
	2017	2018	2019
Number of procedures	1,806	4,573	8,434

During the three months ended March 31, 2020, physicians performed approximately 2,700 procedures. We define a procedure as any instance in which our ENROUTE NPS is used and for which we have a record that the procedure was performed. A procedure that is started and then aborted, or converted to a different procedure, after the ENROUTE NPS is used would count as a procedure. The number of procedures is an indicator of our ability to drive adoption and generate revenue, and is helpful in tracking the progress of our business. We believe that it is representative of our current business; however, we anticipate this may be substituted for additional or different metrics as our business grows.
Components of our Results of Operations
Revenue
We currently derive all of our revenue from the sale of our portfolio of TCAR products to hospitals and medical centers in the United States. Each of our products is purchased individually, and the majority of our revenue is derived from sales of the ENROUTE NPS and ENROUTE stent. No single customer accounted for 10% or more of our revenue during the three months ended March 31, 2020 and 2019. We would expect revenue to increase in absolute dollars as we expand our sales territories, new accounts and trained physician base and as existing physicians perform more TCAR procedures. However, we anticipate the COVID-19 pandemic will substantially impact revenue over the short term as some procedures are temporarily deferred due to restrictions on elective surgical procedures.

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
We calculate gross margin as gross profit divided by revenue. Our gross margin has been and will continue to be affected by a variety of factors, primarily average selling prices, product sales mix, production and ordering volumes, manufacturing costs, product yields, headcount and cost-reduction strategies. We expect our gross margin to increase over the long term as our production and ordering volumes increase and as we spread the fixed portion of our overhead costs over a larger number of units produced. We intend to use our design, engineering and manufacturing know-how and capabilities to further advance and improve the efficiency of our manufacturing processes, which we believe will reduce costs and have a positive long-term impact on our gross margin. However, our gross margin could fluctuate from quarter to quarter as we introduce new products, due to the timing of certain manufacturing engineering projects, as we adopt new manufacturing processes and technologies and as we expand our distribution operations and infrastructure to support long term growth and risk mitigation. In addition we expect the COVID-19 pandemic will negatively impact our gross margin in the near term due to unfavorable production variances as a result of lower production due to both idled manufacturing operations and lower demand.

Research and Development Expenses
Research and development, or R&D, expenses consist primarily of engineering, product development, clinical studies to develop and support our products, regulatory expenses, medical affairs, and other costs associated with products and technologies that are in development. These expenses include employee compensation, including stock-based compensation, supplies, consulting, prototyping, testing, materials, travel expenses, depreciation and an allocation of facility overhead expenses. Additionally, R&D expenses include costs associated with our clinical studies, including clinical trial design, clinical trial site initiation and study costs, data management, related travel expenses and the cost of products used for clinical trials, internal and external costs associated with our regulatory compliance and quality assurance functions and overhead costs. We expect R&D expenses as a percentage of revenue to vary over time depending on the level and timing of our new product development efforts, as well as our clinical development, clinical trial and other related activities. We anticipate the COVID-19 pandemic shelter-in-place policies and restrictions to delay our product development efforts and clinical and regulatory matters in 2020.

Selling, General and Administrative Expenses
Selling, general and administrative, or SG&A, expenses consist primarily of compensation for personnel, including stock-based compensation, related to selling and marketing functions, physician education programs, commercial operations and analytics, reimbursement, finance, information technology and human resource functions. Other SG&A expenses include sales commissions, training, travel expenses, promotional activities, marketing initiatives, market research and analysis, conferences and trade shows, professional services fees (including legal, audit and tax fees), insurance costs, general corporate expenses and allocated facilities-related expenses. We expect SG&A expenses to continue to increase in absolute dollars as we expand our infrastructure to both drive and support anticipated growth in revenue, due to additional legal, accounting, insurance and other expenses associated with being a public company, and as we continue exploring sales and marketing expansion opportunities in international geographies.

We expect the COVID-19 pandemic to impact our SG&A expenses over the short term as some procedures are temporarily deferred and the shelter-in-place policies extend. Given the continued uncertainties we have taken preemptive steps to curtail near-term spending, including delaying previously contemplated executive salary increases, slowing hiring initiatives and reducing non-essential sales, general, and administrative expenses. Some expenses planned for the second quarter of 2020, including physician training courses and advertising campaigns, are being deferred to later time periods. The outbreak and persistence of COVID-19 in international markets that we have targeted for our international expansion may also delay preparation for and launch of such expansion efforts.

Interest Income (Expense), net
Interest income (expense), net consists primarily of cash interest incurred on our outstanding indebtedness and non-cash interest related to the amortization of debt discount and issuance costs associated with our term loan agreement. We may, at our election, pay a portion of the interest on our term loan through the incurrence of additional indebtedness as payment-in-kind, or PIK. Our interest expense was partially offset by interest income earned on our cash, cash equivalents and investments.
Other Income (Expense), net
Other income (expense), net primarily consists of gains and losses resulting from the remeasurement of the fair value of our convertible preferred stock warrant liability at each balance sheet date. We recorded adjustments to the estimated fair value of the convertible preferred stock warrants until they were exercised in connection with our initial public offering in April 2019. At such time, the final fair value of the warrant liability was reclassified to stockholders’ equity and we no longer recorded any related periodic fair value adjustments.
Results of Operations:

	Three Months Ended March 31,
(in thousands)	2020	2019
Revenue	$18,933	$12,766
Costs of goods sold	5,250	3,339
Gross profit	13,683	9,427
Operating expenses:
Research and development	3,131	2,707
Selling, general and administrative	19,692	13,866
Total operating expenses	22,823	16,573
Loss from operations	(9,140)	(7,146)
Interest income (expense), net	(798)	(1,300)
Other income (expense), net	(3)	(15,712)
Net loss	$(9,941)	$(24,158)

Comparison of Three Months Ended March 31, 2020 and 2019
Revenue. Revenue increased $6.2 million, or 48%, to $18.9 million during the three months ended March 31, 2020, compared to the three months ended March 31, 2019. The increase in revenue was attributable to an increase in the number of products sold as we expanded our sales territories, increased the number of new accounts, trained more physicians in TCAR and as physicians performed more TCAR procedures. Although we experienced an increase in revenue in the initial months of 2020, as COVID-19 reached a global pandemic level in the last half month of the three months ended March 31, 2020, we experienced a decline in procedure volume and revenue trends, as healthcare systems diverted resources to meet the increasing demands of managing COVID-19 and began deferring procedures.

Cost of Goods Sold and Gross Margin. Cost of goods sold increased $1.9 million, or 57%, to $5.3 million during the three months ended March 31, 2020, compared to the three months ended March 31, 2019. This increase was attributable to the increase in the number of products sold and additional manufacturing overhead costs as we invested significantly in our operational infrastructure to support anticipated future growth. Gross margin for the three months ended March 31, 2020 decreased to 72%, compared to 74% in the three months ended March 31, 2019. Gross margin decreases were driven by investments in certain manufacturing engineering and infrastructure projects.
Research and Development Expenses. R&D expenses increased $0.4 million, or 16%, to $3.1 million during the three months ended March 31, 2020, compared to $2.7 million during the three months ended March 31, 2019. The increase in R&D expenses was primarily attributable to an increase of $0.4 million in personnel-related expenses, including stock-based compensation, as a result of increased headcount.
Selling, General and Administrative Expenses. SG&A expenses increased $5.8 million, or 42%, to $19.7 million during the three months ended March 31, 2020, compared to $13.9 million during the three months ended March 31, 2019. The increase in SG&A costs was due to the continued commercialization of our products, marketing efforts and general corporate and other costs associated with operating as a public company. The increase in SG&A expenses is primarily attributable to an increase of $5.2 million in personnel-related expenses, an increase of $0.4 million in insurance costs, an increase of $0.2 million in consulting, legal and professional fees, and an increase of $0.2 million in software related expense, partially offset by a decrease of $0.2 million in physician training and travel related costs. Personnel-related expenses included stock-based compensation expense of $0.7 million and $0.2 million for the three months ended March 31, 2020 and 2019, respectively.
Interest Income (Expense), Net. Interest income (expense), net decreased $0.5 million, or 39%, to an expense of $0.8 million during the three months ended March 31, 2020, compared to an expense of $1.3 million during the three months ended March 31, 2019. This decrease in interest expense was attributable to an increase in interest income due to higher cash, cash equivalent and investments balances from the proceeds from our initial public offering in April 2019.
Other Income (Expense), Net. Other income (expense), net decreased to an expense of $3,000 during the three months ended March 31, 2020, compared to an expense of $15.7 million during the three months ended March 31, 2019. Other income (expense), net for the three months ended March 31, 2019 was primarily attributable to the remeasurement of our convertible preferred stock warrants and recognition of the change in fair value during the period. We recorded adjustments to the estimated fair value of the convertible preferred stock warrants until they were exercised in connection with our initial public offering in April 2019.
Liquidity and Capital Resources
As of March 31, 2020, we had cash and cash equivalents of $27.6 million, investments of $70.1 million, an accumulated deficit of $201.5 million and $45.0 million outstanding under our term loan agreement. No borrowings remain available under this credit facility.
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
In May 2020, we completed an underwritten public offering of 6,808,154 shares of our common stock through a registration statement on Form S-3 (File No. 333-238007), which was automatically effective upon filing on May 5, 2020 and pursuant to which we sold an aggregate 1,923,076 shares of our common stock at a public offering price of $39.00 per share for an aggregate offering price of $75.0 million. The offering included the sale of 4,885,078 shares of common stock held by certain selling stockholders, who also granted the underwriters an option exercisable within 30 days to purchase 1,021,223 additional shares of our common stock from the selling stockholders at the same public offering price of $39.00 per share. We received cash proceeds of approximately $70.6 million, net of underwriting discounts and commissions and offering costs which were paid by us. We did not receive any of the proceeds from the sale of the shares of common stock by the selling stockholders.
Prior to our public offerings, our primary sources of capital were private placements of convertible preferred stock, debt financing agreements and revenue from the sale of our products.
We believe that our cash and cash equivalents and available-for-sale investments as of March 31, 2020, together with our expected revenue and the proceeds from our public offering in May 2020 will be sufficient to meet our capital requirements and fund our operations for at least the next 12 months.
Cash Flows
The following table summarizes our cash flows for each of the periods presented below:

	Three Months Ended March 31,
(in thousands)	2020	2019
Net cash (used in) provided by:
Operating activities	$(11,795)	$(8,620)
Investing activities	(108)	(117)
Financing activities	274	(744)
Net decrease in cash, cash equivalents and restricted cash	$(11,629)	$(9,481)

Net Cash Used in Operating Activities
Net cash used in operating activities for the three months ended March 31, 2020 was $11.8 million, consisting primarily of a net loss of $9.9 million and an increase in net operating assets of $3.8 million, partially offset by non-cash charges of $1.9 million. The increase in net operating assets was primarily due to an increase in inventories to support the growth of our operations and a decrease in accrued liabilities, partially offset by decreases in prepaid expenses and other current assets and increases in accounts payable, due to timing of payments and growth of our operations. The non-cash charges primarily consisted of stock-based compensation, depreciation and amortization, provision for excess and obsolete inventories, non-cash interest expense and other charges related to our term loan agreement.

Net cash used in operating activities for the three months ended March 31, 2019 was $8.6 million, consisting primarily of a net loss of $24.2 million and an increase in net operating assets of $1.3 million, partially offset by non-cash charges of $16.9 million. The increase in net operating assets was primarily due to an increase in inventories, to support growth of our operations, and increases in other assets primarily attributable to deferred public offering costs, partially offset by increases in accounts payable and other liabilities, due to timing of payments and growth of our operations. The non-cash charges primarily consisted of depreciation, stock-based compensation, provision for accounts receivable allowances, non-cash interest expense and other charges related to our term loan agreement, and increase in the fair value of the convertible preferred stock warrants.
Net Cash Used in Investing Activities
Net cash used in investing activities in the three months ended March 31, 2020 was $0.1 million. Cash used in investing reflected purchases of purchases of property and equipment of $0.1 million partially offset by net proceeds from maturity of investments of $26,000 in the three months ended March 31, 2020.
Net cash used in investing activities in the three months ended March 31, 2019 was $0.1 million consisting of purchases of property and equipment.
Net Cash Provided by (Used in) Financing Activities
Net cash provided by financing activities in the three months ended March 31, 2020 was $0.3 million consisting of proceeds from stock option exercises.
Net cash used in financing activities in the three months ended March 31, 2019 of $0.7 million was primarily relating to cash paid for deferred initial public offering costs of $1.1 million, partially offset by proceeds of $0.4 million from the exercise of stock options.
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
There have been no material changes to our contractual obligations from those described in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 2, 2020.
Critical Accounting Policies and Estimates
Management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and assumptions for the reported amounts of assets, liabilities, revenue, expenses and related disclosures. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and any such differences may be material. There have been no significant and material changes in our critical accounting policies during the three months ended March 31, 2020, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Conditions and Results of Operations - Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 2, 2020.
Recently Issued Accounting Pronouncements
See Note 3 to our condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q for new accounting pronouncements not yet adopted as of the date of this Quarterly Report on Form 10-Q.

Item 3: Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks in the ordinary course of our business. These risks primarily include risk related to interest rate sensitivities and foreign currency exchange rate sensitivity.
Interest Rate Risk
We had cash, cash equivalents and investments of $97.6 million as of March 31, 2020; which consisted of bank deposits, money market funds, U.S. treasury bills, U.S. government securities, corporate bonds/notes, asset-backed securities and commercial paper. The primary objectives of our investment activities are the preservation of capital and support of our liquidity requirements. Our investments are exposed to market risk due to fluctuations in interest rates, which may affect our income and the fair market value of our investments.
We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. A hypothetical 10% change in interest rates would not have a material impact on the value of our cash and cash equivalents or our investments as of March 31, 2020.

Credit Risk
As of March 31, 2020 and December 31, 2019, our cash and cash equivalents were maintained with two financial institutions in the United States, and our current deposits are likely in excess of insured limits. We have reviewed the financial statements of these institutions and believe each to have sufficient assets and liquidity to conduct its operations in the ordinary course of business with little or no credit risk to us. Our cash equivalents and investments are invested in highly rated money market funds, U.S. treasury bills, U.S. government securities, corporate bonds/notes, asset-backed securities and commercial paper.
Our accounts receivable primarily relate to revenue from the sale of our products to hospitals and medical centers in the United States. No customer represented 10% or more of our accounts receivable as of March 31, 2020 or December 31, 2019.
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
However, our management, including our President and Chief Executive Officer and our Chief Financial Officer, has concluded that, notwithstanding the identified material weaknesses in our internal control over financial reporting, the condensed financial statements in this Quarterly Report fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.
Material Weakness in Internal Control Over Financial Reporting
In connection with the audit of our financial statements as of and for the year ended December 31, 2017, we identified material weaknesses in our internal control over financial reporting. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
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
Remediation Plan and Other Information
With the oversight of senior management and our audit committee, we began the implementation of remediation steps in 2018. These efforts focused on (i) the hiring of personnel with technical accounting and financial reporting experience and (ii) the implementation of improved accounting and financial reporting procedures and systems to improve the completeness, timeliness and accuracy of our financial reporting and disclosures including the assessment of more judgmental areas of accounting. While we believe the measures described above will remediate the material weaknesses identified and strengthen our internal control over financial reporting, both the implemented and enhanced controls have not operated for a sufficient period of time to demonstrate that the material weaknesses are fully remediated. As such, the remediation initiatives outlined above were not sufficient to fully remediate the material weaknesses in internal control over financial reporting for the three months ended March 31, 2020. We are committed to continuing to improve our internal control processes and will continue to diligently and vigorously review our financial reporting controls and procedures.
Changes in Internal Control Over Financial Reporting

As described under the Remediation Plan and Other Information section above, we continued to enhance controls related to our journal entry process during the quarter ended March 31, 2020. There were no other changes in our internal control over financial reporting that occurred during the most recent fiscal quarter covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Item 1A. Risk Factors
We have identified the following risks and uncertainties that may have a material adverse effect on our business, financial condition, results of operations and future growth prospects. Our business could be harmed by any of these risks. The risks and uncertainties described below are not the only ones we face. The occurrence of any of the following risks or additional risks and uncertainties not presently known to us or that we currently believe to be immaterial could materially and adversely affect our business, financial condition, results of operations and future prospects. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment. In assessing these risks, you should also refer to the other information contained in this Quarterly Report on Form 10-Q, including our condensed financial statements and related notes. Please also see “Cautionary Notes Regarding Forward-Looking Statements.”
Risks Related to Our Business
We are an early-stage company with a history of net losses, we expect to incur operating losses in the future and we may not be able to achieve or sustain profitability. We have a limited history operating as a commercial company.
We have incurred net losses since our inception in March 2007. For the three months ended March 31, 2020 and 2019, we had a net loss of $9.9 million, and $24.2 million, respectively, and we expect to continue to incur additional losses in the future. As of March 31, 2020, we had an accumulated deficit of $201.5 million. To date, we have financed our operations primarily through equity and debt financings and from sales of our portfolio of TCAR products that enable transcarotid artery revascularization, or TCAR. The losses and accumulated deficit have primarily been due to the substantial investments we have made to develop our products, as well as for costs related to general research and development, including clinical and regulatory initiatives to obtain marketing approval, sales and marketing efforts and infrastructure improvements.
We fully commercialized our products in the United States in 2016 and therefore do not have a long history operating as a commercial company. Over the next several years, we expect to continue to devote a substantial amount of our resources to expand commercialization efforts and increase adoption of TCAR using our products, improve and expand reimbursement for TCAR, and develop additional products. In addition, as a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. Accordingly, we expect to continue to incur operating losses for the foreseeable future and we cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will sustain profitability. Our failure to achieve and sustain profitability in the future will make it more difficult to finance our business and accomplish our strategic objectives, which would have a material adverse effect on our business, financial condition and results of operations and cause the market price of our common stock to decline. In addition, failure of our products to significantly penetrate the target markets would negatively affect our business, financial condition and results of operations.
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
The COVID-19 pandemic and efforts to reduce its spread has impacted, and may in the future periods negatively impact, our business and operations.
The spread of COVID-19 in the United States has resulted in travel restrictions impacting our sales professionals and therapy development specialists who support them. However, our field-based team continues to be available to support TCAR procedures, either in person or virtually. Our field team may, however, choose not to enter hospitals due to preexisting conditions, personal choice, or on doctors’ orders or may be unable to enter hospitals due to hospital policy. We have also cancelled our training programs, resulting in fewer new physicians trained on the TCAR procedure relative to our plans. In addition, hospitals may reduce staffing and postpone certain procedures in response to COVID-19 or divert resources to treat those patients with COVID-19. Some hospitals have also limited access for non-patients, including our sales professionals and therapy development specialists, which has negatively impacted our access to physicians and their patients. New hospital sanitization and social distancing protocols, as well as increased competition for operating room and hybrid operating rooms within hospitals that have dedicated certain resources only to COVID patients, may impact our business and operations. Additionally, we anticipate that an increase in the unemployment rate due to the impact of COVID-19 will decrease the number of potential patients with access to health insurance, which may result in fewer diagnoses, lower number of procedures, or result in a shift to procedures which are reimbursed by government payers. As hospitals cancel and defer elective surgeries, it reduces their revenue and impacts their financial results, which could result in pricing pressure on our products as they seek cost savings. Prolonged restrictions relating to COVID-19 could adversely affect our sales and the revenue we derive as a result.

We expect these challenges to continue to impact our number of procedures through the second quarter of 2020, and perhaps for the remainder of 2020 and into 2021, but its extent cannot be quantified at this time. Our customers’ patients are also experiencing the economic impact of the current epidemic. Even an important surgical procedure like TCAR may be less of a priority than other items for those patients who have lost their jobs, are furloughed, have reduced work hours or are worried about the continuation of their medical insurance. Patients may also be reluctant to visit their physicians or hospitals due to fear of contracting COVID-19. Physicians are not performing as many diagnostic tests for their patients and the labs where these tests are performed may not be open, staffed adequately or open the entire day. Even where physicians continue to treat symptomatic patients, treatment of asymptomatic patients is being deferred in many cases. The reduction in diagnostic testing and physician visits, the increase in deferred treatment, and patient behaviors are translating into fewer TCAR procedures performed in the current environment.

Governmental mandates related to COVID-19 or other infectious diseases have impacted, and we expect them to continue to impact, our personnel and personnel at third-party manufacturing facilities in the United States and other countries, or the availability or cost of materials, which would disrupt our supply chain and/or reduce our margins. For instance, on or about March 16, 2020, the Health Officers of the county of Santa Clara, where our headquarters, distribution and ENROUTE NPS assembly and packaging facility is located, issued a mandatory shelter-in-place order through April 7, 2020 that was later extended through May 31, 2020. While we have continued to operate with remote employees and essential employees on site, an extended implementation of this Governmental mandate could impact our ability to operate effectively and conduct ongoing manufacturing or research and development. However, we are considered an essential business under applicable state rules and can restart our manufacturing operations at any time. We have necessary components and raw materials on hand and appropriate distancing policies and protocols established to continue manufacturing operations. Additionally, we believe we have finished goods inventory on hand to react appropriately to an increase in demand. We anticipate that even if there is a significant increase in demand for our products due to the deferred procedure volume backlog, new sanitization protocols and other capacity constraints may limit the efficient distribution of our finished products if the impact of COVID-19 is prolonged.

While we expect the COVID-19 pandemic to impact our business over the short term as some procedures are temporarily deferred, we have taken swift and proactive measures to minimize business disruptions and preserve financial flexibility. In assessing our own cash conservation options, we have taken preemptive steps to curtail near-term spending, including delaying previously contemplated executive salary increases, slowing hiring initiatives and reducing non-essential sales, general, and administrative expenses. Some expenses planned for the second quarter of 2020, including physician training courses and advertising campaigns, are being deferred to later time periods. In the event that COVID-19 continues to limit our sales and resulting revenue, we may have to reduce our employees’ work hours, furlough employees, reduce salaries, variable compensation and benefits, or implement a reduction-in-force. We may also solicit voluntary leaves of absence from our employees as we implement cash conservation strategies. Our ongoing operations may be impacted as a result of employees assuming additional roles and responsibilities within our organization and we would have fewer resources available to run our operations, which would reduce our expenses, but could also negatively impact our business operations and revenue as a result. We may also encounter voluntary departures of key employees due to any of the foregoing actions that we undertake. If key personnel or large groups of our employees contract the virus, that may also impact our business and operations. In the meantime, we have taken steps to provide for our employees, including providing the ability for employees to work remotely and implementing strategies to support appropriate social distancing techniques for future interactions. We are also assessing our business continuity plans in the context of this pandemic.

The outbreak and persistence of COVID-19 in international markets that we have targeted for our international expansion may also delay preparation for and launch of such expansion efforts. Regulatory timelines for approval in some countries have been delayed. The spread of an infectious disease, including COVID-19, could also result in the inability of our suppliers to deliver components or raw materials to us on a timely basis. If there were a shortage of supply, the cost of these materials or components may increase and harm our ability to provide our products on a cost-effective basis. In connection with any supply shortages in the future, reliable and cost-effective replacement sources may not be available on short notice or at all, and this may force us to increase prices and face a corresponding decrease in demand for our products. In the event that any of our suppliers were to discontinue production of our key product components, developing alternate sources of supply for these components would be time consuming, difficult and costly. The extent to which COVID-19 impacts our business will depend on future developments, which are highly uncertain and cannot be predicted, including the duration and severity of the pandemic, the actions taken to reduce its transmission, and the speed with which normal economic and operating conditions resume, among others.

As permitted by the CARES Act, we have deferred the employer portion of social security taxes and plan to apply for employee retention credits. We continue to review and may seek other available benefits under CARES Act. We cannot predict the manner in which such benefits will be allocated or administered and we cannot assure you that we will be able to access such benefits in a timely manner or at all. Certain of the benefits under the CARES Act have not previously been administered on the present scale or at all. Government or third party program administrators may impose additional conditions and restrictions on our operations and the benefits may otherwise provide less relief than we contemplate. If the U.S. government or any other governmental authority agrees to provide crisis relief assistance that we accept, it may impose certain requirements on the recipients of the aid, including restrictions on executive officer compensation, dividends, prepayment of debt, limitations on debt and other similar restrictions that will apply for a period of time after the aid is repaid or redeemed in full. We cannot assure you that any such government crisis relief assistance will not significantly limit our corporate activities or be on terms that are favorable to us. Such restrictions and terms could adversely impact our business and operations.

Finally, we anticipate that the COVID-19 pandemic may impact clinical and regulatory matters. While we do not have any clinical trials currently in process for regulatory purposes, COVID-19 is delaying enrollment in new clinical trials across the medical device industry and may affect any new trials we decide to pursue. Our ongoing diffusion weighted imaging trials in the US and Europe are experiencing patient enrollment delays. Additionally, we may experience regulatory delays in our effort to seek a label expansion for the ENROUTE stent in standard surgical risk patients, as the FDA has from time to time diverted resources to address the impact of COVID-19. If COVID-19 continues to spread, we may experience disruptions that could have a material adverse impact on our clinical trial plans and timelines, including:

•Delays in receiving authorizations from local regulatory authorities to initiate planned clinical trials;

•Delays or difficulties in enrolling patients in our clinical trials;

•Delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff;

•Delays in clinical sites receiving the supplies and materials needed to conduct our clinical trials, including interruptions in global shipping that may affect the transport of clinical trial materials;

•Changes in local regulations as part of a response to the COVID-19 pandemic which may require us to change the ways in which our clinical trials are conducted, which may result in unexpected costs, or to discontinue the clinical trials altogether;

•Diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials;

•Interruption of key clinical trial activities, such as clinical trial site monitoring, due to limitations on travel imposed or recommended by federal or state governments, employers and others, or interruption of clinical trial subject visits and study procedures, the occurrence of which could affect the integrity of clinical trial data;

•Risk that participants enrolled in our clinical trials will acquire COVID-19 while the clinical trial is ongoing, which could impact the results of the clinical trial, including by increasing the number of observed adverse events;

•Delays in necessary interactions with local regulators, ethics committees and other third parties and contractors due to limitations in employee resources or forced furlough of government employees;

•Limitations in employee resources that would otherwise be focused on the conduct of our clinical trials, including because of sickness of employees or their families or the desire of employees to avoid contact with large groups of people; and

•Refusal of the FDA to accept data from clinical trials in affected geographies.

Any of these occurrences may significantly harm our business, financial condition and prospects. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates.

In addition, the FDA and other global health regulatory agencies may also experience disruptions in their operations as a result of the COVID-19 pandemic. The FDA and comparable foreign regulatory agencies may have slower response times or be under-resourced and, as a result, review, inspection and other timelines may be materially delayed. For example, in response to the global pandemic of COVID-19, on March 10, 2020 the FDA announced its intention to postpone most foreign inspections of manufacturing facilities and products, and subsequently, on March 18, 2020, the FDA announced its intention to temporarily postpone routine surveillance inspections of domestic manufacturing facilities. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. It is unknown how long such delays or disruptions could last. Any elongation or de-prioritization of our clinical or other product development activities or delay in regulatory review resulting from such disruptions could materially affect our results of operations.

The ultimate impact of COVID-19 is highly uncertain and subject to change. This impact could have a material, adverse impact on our liquidity, capital resources, operations and business and those of the third parties on which we rely. The extent to which COVID-19 impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. We do not yet know the full extent of potential delays or impacts on our business, financial condition and results of operations. Additionally, while the potential economic impact brought by, and the duration of, the COVID-19 pandemic is difficult to assess or predict, the impact of COVID-19 on the global financial markets may reduce our ability to access capital, which could negatively impact our short-term and long-term liquidity and our ability to operate.

Unfavorable global economic conditions could adversely affect our business, financial condition or results of operations.

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. The global financial crisis caused extreme volatility and disruptions in the capital and credit markets. A severe or prolonged economic downturn, such as the global financial crisis, could result in a variety of risks to our business, including driving hospitals to tighten budgets and curtail spending, which would negatively impact our sales and business. In addition, higher unemployment or reductions in business benefits plans could result in fewer commercially insured patients, which could negatively impact our revenue and business as a result. A weak or declining economy could also strain our manufacturers or suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our services. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the economic climate and financial market conditions could adversely affect our business.

Our results of operations could be materially harmed if we are unable to accurately forecast customer demand for our products and manage our inventory.

We seek to maintain sufficient levels of inventory in order to protect ourselves from supply interruptions, but keep limited components, sub-assemblies, materials and finished products on hand. To ensure adequate inventory supply and manage our operations with our manufacturing partners and suppliers, we forecast anticipated materials requirements and demand for our products in order to predict inventory needs and then place orders with our suppliers based on these predictions. Our ability to accurately forecast demand for our products would be negatively affected by many factors, including our limited historical commercial experience regarding TCAR, rapid growth, pandemics, failure to accurately manage our expansion strategy, product introductions by competitors, an increase or decrease in customer demand for our products, our failure to accurately forecast customer acceptance of new products, changes to hospital capacity, staffing, procedure and protocol changes, unanticipated changes in general market conditions or regulatory matters and weakening of economic conditions or consumer confidence in future economic conditions.

Inventory levels in excess of customer demand may result in a portion of our inventory becoming obsolete or expiring, as well as inventory write-downs or write-offs, which would impair the strength of our brand. In the past, we have shipped products with short shelf life to customers for procedures, and to the extent those products are not used and expire, we may exchange them, and this may materially and adversely affect our gross margin. Conversely, if we underestimate customer demand for our products or our own requirements for components, subassemblies and materials, our manufacturing partners and suppliers may not be able to deliver components, sub-assemblies and materials to meet our requirements and our manufacturing may be affected by the impact of COVID-19 on our suppliers, which could result in inadequate inventory levels or interruptions, delays or cancellations of deliveries to our customers, any of which would damage our reputation, customer relationships and business. In addition, several components, sub-assemblies and materials incorporated into our products require lengthy order lead times, and additional supplies or materials may not be available when required on terms that are acceptable to us or our manufacturing partners, or at all, and our manufacturing partners and suppliers may not be able to allocate sufficient capacity in order to meet our increased requirements, any of which could have an adverse effect on our ability to meet customer demand for our products and our results of operations.
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

Due to our recent growth in our business, we are actively looking for additional facilities to store finished goods and to supplement the shipping and receiving capacity of our main offices in Sunnyvale, California. We are also searching for additional space to provide offices for the employees we expect to hire in California. Finally, we are in the process of supplementing our distribution operations with a third-party logistics and warehousing service and are considering additional lease facilities. There is competition for office, shipping and warehousing space in the San Francisco Bay area and we can provide no assurance that we will find additional space or that such space will be on reasonable terms or that we will be successful in our efforts to contract with third parties elsewhere to augment our logistics and warehousing capabilities. If we are unable to obtain additional space or support on commercially reasonable terms our costs may go up or our business operations may be adversely affected.
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
We believe that our cash and cash equivalents and investments as of March 31, 2020, expected revenue and proceeds from our public offering in May 2020, will be sufficient to meet our capital requirements and fund our operations for at least the next 12 months. However, we have based these estimates on assumptions that may prove to be incorrect, and we could spend our available financial resources much faster than we currently expect. Our future funding requirements will depend on many factors, including:
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
As of March 31, 2020, we had an aggregate of approximately $45.0 million in principal and interest outstanding under our term loan agreement. We must make significant interest only quarterly payments under the loan agreement, which has diverted and will continue to divert resources from other activities. Our obligations under the term loan agreement are collateralized by substantially all of our assets, including our material intellectual property, and we are subject to customary financial and operating covenants limiting our ability to, among other things, relocate or dispose of assets, undergo a change in control, merge or consolidate, enter into certain transactions with affiliates, make acquisitions, incur debt, pay dividends, grant liens, repurchase stock and make investments, in each case subject to certain exceptions. The covenants related to the term loan agreement, as well as any future financing agreements into which we may enter, may restrict our ability to finance our operations and engage in, expand or otherwise pursue our business activities and strategies. While we have not previously breached and are not currently in breach of these or any other covenants contained in our term loan agreement, there can be no guarantee that we will not breach these covenants in the future. Our ability to comply with these covenants may be affected by events beyond our control, and future breaches of any of these covenants could result in a default under the loan agreement. If not waived, future defaults could cause all of the outstanding indebtedness under the term loan agreement to become immediately due and payable and terminate commitments to extend further credit. If we do not have or are unable to generate sufficient cash available to repay our debt obligations when they become due and payable, either upon maturity or in the event of a default, our assets could be foreclosed upon and we may not be able to obtain additional debt or equity financing on favorable terms, if at all, which may negatively impact our ability to operate and continue our business as a going concern.
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
Additionally, pursuant to the terms of our intellectual property license with Cardinal Health, there are certain restrictions on our ability to sell the ENROUTE stent through select direct competitors of Cordis Corporation. If we are unable to locate international distributors that are not select direct competitors to Cordis Corporation, to market and sell our ENROUTE stent, our ability to expand our business internationally may be harmed, which could have a material adverse effect on our business, financial condition and results of operations.
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
In addition, we are required to investigate all product complaints we receive, and timely file reports with the FDA, including MDRs that require that we report to regulatory authorities if our products may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction were to recur.  If these reports are not submitted in a timely manner, regulators may impose sanctions and we may be subject to product liability or regulatory enforcement actions, including warning letters, untitled letters, fines, civil penalties, recalls, seizures, operating restrictions, denial of requests for 510(k) clearance or premarket approval of new products, new intended uses or modifications to existing products, withdrawal of current 510(k) clearances or premarket approvals and narrowing of approved or cleared product labeling, all of which could harm our business.  In addition, the FDA may provide notice of and conduct additional inspections, such as “for cause” inspections, of our business, sites and facilities as part of its review process. We recently identified the need to implement corrective actions to our complaint handling procedures, which may have caused a delay in timely submission of 20 MDR reports to the FDA since we began commercialization in 2015.  As of May 1, 2020, we had filed 180 MDR reports with the FDA for adverse events including stroke, arterial dissection, stent thrombosis and wound complications.
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
With the transition from the MDD to the new European Union Medical Device Regulation, or MDR, notified bodies are required to seek designation to operate as conformity assessment authorities under the new law, which is effective in May 2021. BSI, our notified body, successfully obtained designation to operate as conformity assessment authorities under the new law.
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
The holders of an aggregate of 2,460,416 shares of our outstanding common stock, have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or our stockholders. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by our affiliates as defined in Rule 144 under the Securities Act. Any sales of securities by these stockholders could have a material adverse effect on the market price of our common stock.
Our directors, officers and principal stockholders have significant voting power and may take actions that may not be in the best interests of our other stockholders.
As of March 31, 2020, our directors, officers and each stockholder holding 5% or more of our outstanding common stock and their affiliates beneficially owned approximately 37.4% of our outstanding common stock in the aggregate. In addition, we are required to nominate and use commercially reasonable efforts to have a number of individuals proportionate to the number of shares of common stock held by entities affiliated with Warburg Pincus & Co. compared to the number of shares of common stock outstanding, designated by Warburg Pincus & Co., elected to the board of directors. As a result, the above stockholders, and Warburg Pincus & Co., acting alone, will be able to exert significant influence over the management and affairs of our company and most matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. We have not elected under the rules of the Nasdaq Stock Market to take advantage of the "controlled company" exemption to opt out of any corporate governance requirements, but this concentration of ownership may have the effect of delaying or preventing a change in control, might adversely affect the market price of our common stock and may not be in the best interests of our other stockholders.
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
With the oversight of senior management and our audit committee, we began the implementation of remediation steps in 2018. These efforts focused on (i) the hiring of personnel with technical accounting and financial reporting experience and (ii) the implementation of improved accounting and financial reporting procedures and systems to improve the completeness, timeliness and accuracy of our financial reporting and disclosures including the assessment of more judgmental areas of accounting. We believe the measures described above will remediate the material weaknesses identified and strengthen our internal control over financial reporting. While we believe the steps taken in our remediation initiatives outlined above are sufficient to remediate the material weaknesses in internal control over financial reporting, our improvements, including the enhanced controls, have not operated for a sufficient period of time to demonstrate that the material weaknesses are fully remediated. As such, the remediation initiatives outlined above were not sufficient to fully remediate the material weaknesses in internal control over financial reporting for the three months ended March 31, 2020. We are committed to continuing to improve our internal control processes and will continue to diligently and vigorously review our financial reporting controls and procedures.
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
During our evaluation of our internal control, if we are unable to remediate our material weaknesses or if we identify additional material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal control over financial reporting is effective. We cannot assure you that there will not be material weaknesses in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition or results of operations. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have an additional material weakness in our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our ordinary shares could decline, and we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities. Failure to remedy our current and any future material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.
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

In May 2020, we completed an underwritten public offering of 6,808,154 shares of common stock through a registration statement on Form S-3/ASR (File No. 333-238007), which was automatically effective upon filing on May 5, 2020. Pursuant to this registration statement we sold an aggregate 1,923,076 shares of our common stock at a public offering price of $39.00 per share for an aggregate offering price of $75.0 million, and certain selling stockholders sold an additional 4,885,078 shares of common stock. The selling stockholders also granted the underwriters a 30-day option to purchase up to 1,021,223 additional shares of common stock held by them. We received cash proceeds of approximately $70.6 million, net of underwriting discounts and commissions of approximately $3.7 million and offering costs of approximately $670,000. We did not receive any of the proceeds from the sale of the shares of common stock by the selling stockholders.

J.P. Morgan Securities LLC and BofA Securities, Inc. acted as representatives of the underwriters for the offering. There has been no material change in the planned use of proceeds from the public offering as described in our final prospectus supplement filed with the SEC on May 7, 2020 pursuant to Rule 424(b) of the Securities Act.

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

SILK ROAD MEDICAL, INC.

May 15, 2020	By:	/s/ Erica J. Rogers
Erica J. Rogers President, Chief Executive Officer and Director (principal executive officer)
May 15, 2020	By:	/s/ Lucas W. Buchanan
Lucas W. Buchanan Chief Financial Officer (principal financial officer and principal accounting officer)