Form 10-Q
period 2020-06-30
Silk Road Medical Inc
filed 2020-08-13
CIK 1397702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
REGISTRATION STATEMENT
Under
The Securities Act of 1933

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Act). Yes ☐ No ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	SILK	Nasdaq Global Select Market
As of July 31, 2020, the number of outstanding shares of the registrant's common stock, par value $0.001 per share, was 33,679,635.

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
•our ability to obtain and maintain intellectual property protection for our products and our business;
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

Part I. Financial Information
Item 1: Unaudited Condensed Financial Statements

Silk Road Medical, Inc. Condensed Balance Sheets (unaudited)

(in thousands, except share and per share data)	June 30,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$73,442	$39,181
Short-term investments	84,416	51,508
Accounts receivable, net	7,753	8,601
Inventories	11,621	10,322
Prepaid expenses and other current assets	3,863	2,878
Total current assets	181,095	112,490
Long-term investments	—	18,224
Property and equipment, net	2,885	2,734
Restricted cash	310	310
Other non-current assets	3,233	3,644
Total assets	$187,523	$137,402
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$2,542	$1,898
Accrued liabilities	9,142	15,034
Total current liabilities	11,684	16,932
Long-term debt	45,066	44,879
Other liabilities	3,693	3,700
Total liabilities	60,443	65,511
Commitments and contingencies (Note 7)
Stockholders' equity:
Preferred stock, $0.001 par value
Shares authorized: 5,000,000 at June 30, 2020 and December 31, 2019
Shares issued and outstanding: none	—	—
Common stock, $0.001 par value
Shares authorized: 100,000,000 at June 30, 2020 and December 31, 2019
Shares issued and outstanding: 33,610,099 and 31,255,267 at June 30, 2020 and December 31, 2019, respectively	34	31
Additional paid-in capital	338,550	263,384
Accumulated other comprehensive income	316	2
Accumulated deficit	(211,820)	(191,526)
Total stockholders' equity	127,080	71,891
Total liabilities and stockholders' equity	$187,523	$137,402

The accompanying notes are an integral part of these condensed financial statements.

Silk Road Medical, Inc. Condensed Statements of Operations and Comprehensive Loss (unaudited)

(in thousands, except share and per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue	$15,094	$14,928	$34,027	$27,694
Cost of goods sold	5,336	3,697	10,586	7,035
Gross profit	9,758	11,231	23,441	20,659
Operating expenses:
Research and development	3,393	3,113	6,522	5,820
Selling, general and administrative	15,758	14,135	35,450	28,001
Total operating expenses	19,151	17,248	41,972	33,821
Loss from operations	(9,393)	(6,017)	(18,531)	(13,162)
Interest income	299	598	702	650
Interest expense	(1,203)	(1,207)	(2,406)	(2,560)
Other income (expense), net	(56)	(5,333)	(59)	(21,045)
Net loss	(10,353)	(11,959)	(20,294)	(36,117)
Other comprehensive loss:
Unrealized gain (loss) on investments, net	(126)	—	314	—
Net change in other comprehensive loss	(126)	—	314	—
Net loss and comprehensive loss	$(10,479)	$(11,959)	$(19,980)	$(36,117)
Net loss per share, basic and diluted	$(0.32)	$(0.42)	$(0.63)	$(2.42)
Weighted average common shares used to compute net loss per share, basic and diluted	32,682,360	28,458,793	32,010,335	14,905,052

The accompanying notes are an integral part of these condensed financial statements.

Silk Road Medical, Inc. Condensed Statements of Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit) (unaudited)

(in thousands, except share data)	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount
Balances at December 31, 2019	31,255,267	$31	$263,384	$(191,526)	$2	$71,891
Exercise of stock options	140,370	—	274	—	—	274
Stock-based compensation	—	—	1,293	—	—	1,293
Net loss	—	—	—	(9,941)	—	(9,941)
Unrealized gain on investments, net	—	—	—	—	440	440
Balances at March 31, 2020	31,395,637	31	264,951	(201,467)	442	63,957
Issuance of common stock in connection with public offering, net of underwriting discount, commissions and offering costs of $4,457	1,923,076	2	70,541	—	—	70,543
Exercise of stock options	265,467	1	603	—	—	604
Issuance of common stock under employee stock purchase plan	25,919	—	801	—	—	801
Stock-based compensation	—	—	1,654	—	—	1,654
Net loss	—	—	—	(10,353)	—	(10,353)
Unrealized loss on investments, net	—	—	—	—	(126)	(126)
Balances at June 30, 2020	33,610,099	$34	$338,550	$(211,820)	$316	$127,080

The accompanying notes are an integral part of these condensed financial statements.

Silk Road Medical, Inc. Condensed Statements of Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit) (unaudited)

(in thousands, except share data)	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount
Balances at December 31, 2018	21,233,190	$105,235	1,135,310	$1	$4,557	$(139,111)	$—	$(134,553)
Exercise of Series C preferred stock warrants	4,915	30	—	—	—	—	—	—
Exercise of stock options	—	—	251,305	—	375	—	—	375
Stock-based compensation	—	—	—	—	262	—	—	262
Net loss and comprehensive loss	—	—	—	—	—	(24,158)	—	(24,158)
Balances at March 31, 2019	21,238,105	105,265	1,386,615	1	5,194	(163,269)	—	(158,074)
Exercise of Series C preferred stock warrants	287,446	1,754	—	—	—	—	—	—
Exercise of common stock warrants	—	—	3,764	—	31	—	—	31
Issuance of common stock in IPO, net of underwriting discount, commissions and offering costs of $10,961	—	—	6,000,000	6	109,033	—	—	109,039
Conversion of preferred stock to common stock issued upon the conversion of preferred stock into common stock in IPO	(23,178,555)	(144,140)	23,178,555	23	144,117	—	—	144,140
Net exercise of Series C preferred stock warrants in connection with IPO	1,653,004	37,121	—	—	—	—	—	—
Net exercise of common stock warrants in connection with IPO	—	—	2,204	—	—	—	—	—
Exercise of stock options	—	—	176,576	1	363	—	—	364
Stock-based compensation	—	—	—	—	836	—	—	836
Net loss and comprehensive loss	—	—	—	—	—	(11,959)	—	(11,959)
Balances at June 30, 2019	—	$—	30,747,714	$31	$259,574	$(175,228)	$—	$84,377

The accompanying notes are an integral part of these condensed financial statements.

Silk Road Medical, Inc. Condensed Statements of Cash Flows (unaudited)

(in thousands)	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities
Net loss	$(20,294)	$(36,117)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	368	350
Stock-based compensation expense	2,947	1,099
Change in fair value of redeemable convertible preferred stock warrant liability	—	21,030
Amortization of premiums (accretion of discounts) on investments, net	57	—
Amortization of debt discount and debt issuance costs	23	22
Amortization of right-of-use asset	295	300
Non-cash interest expense	167	555
Loss on disposal of property and equipment	51	—
Change in provision for doubtful accounts receivable	(9)	123
Provision for excess and obsolete inventories	105	43
Changes in assets and liabilities
Accounts receivable	857	(1,622)
Inventories	(1,404)	(3,262)
Prepaid expenses and other current assets	(986)	(1,841)
Other assets	117	756
Accounts payable	262	(45)
Accrued liabilities	(5,925)	978
Other liabilities	(7)	(372)
Net cash used in operating activities	(23,376)	(18,003)

Cash flows from investing activities
Purchases of property and equipment	(479)	(206)
Purchases of investments	(23,606)	—
Proceeds from maturity of investments	9,180	—
Net cash used in investing activities	(14,905)	(206)

Cash flows from financing activities
Proceeds from public offerings, net of underwriting discount, commissions and offering costs paid	70,863	108,913
Proceeds from issuance of common stock	1,679	738
Proceeds from exercise of redeemable convertible preferred stock warrants	—	1,784
Proceeds from exercise of common stock warrants	—	31
Net cash provided by financing activities	72,542	111,466
Net change in cash, cash equivalents and restricted cash	34,261	93,257
Cash, cash equivalents and restricted cash, beginning of period	39,491	25,300
Cash, cash equivalents and restricted cash, end of period	$73,752	$118,557

Supplemental disclosure of cash flow information
Cash paid for interest	$2,216	$1,982
Non-cash investing and financing activities:
Accounts payable and accrued liabilities for purchases of property and equipment	$100	$7
Offering costs in accounts payable and accrued liabilities	$320	$358
Right-of-use asset obtained in exchange for lease obligation	$—	$3,982
Net exercise of convertible preferred stock warrants to preferred stock	$—	$37,121
Conversion of convertible preferred stock to common stock upon initial public offering	$—	$144,140

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
In May 2020, the Company completed an underwritten public offering of 6,808,154 shares of its common stock, of which 1,923,076 shares were offered for sale by the Company and the remaining 4,885,078 shares were offered for sale by certain selling stockholders, at a public offering price of $39.00 per share. The Company received cash proceeds of approximately $70,543,000 after deducting underwriting discounts and commissions of approximately $3,750,000 and expenses of approximately $707,000. Also in May 2020, the underwriters fully exercised their option to purchase 1,021,223 additional shares of common stock from the selling stockholders. The Company did not receive any of the proceeds from the sale of the shares of its common stock by the selling stockholders.

Silk Road Medical, Inc. Notes to Condensed Financial Statements (unaudited)

2.    Summary of Significant Accounting Policies
Basis of Preparation
The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, or U.S. GAAP, and applicable rules and regulations of the Securities and Exchange Commission, or SEC, regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP have been condensed or omitted, and accordingly the balance sheet as of December 31, 2019, and related disclosures, have been derived from the audited financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements. These unaudited condensed financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for the fair statement of the Company’s condensed financial information. The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any other interim period or for any other future year.
The accompanying interim unaudited condensed financial statements and related financial information should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2019 included in the Company's annual report on Form 10-K filed with the SEC on March 2, 2020.
Adjustment to Prior Period Financial Statements
The Company has adjusted the accompanying Condensed Statement of Cash Flows for the six months ended June 30, 2019 to increase each of the accounts receivable, net, and accrued liabilities amounts by $601,000 for an immaterial prior period error in the classification of provisions for returns from customers.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts and disclosures reported in the financial statements. Management uses judgment when making estimates related to provisions for accounts receivable and excess and obsolete inventories, the valuation of deferred tax assets, the provision for sales returns, stock-based compensation, and for periods prior to the Company's IPO, the valuation of common stock and redeemable convertible preferred stock warrants. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Although these estimates are based on the Company’s knowledge of current events and actions it may undertake in the future, actual results may ultimately materially differ from these estimates and assumptions.
Due to the coronavirus (“COVID-19”) pandemic, there has been continued uncertainty and disruption in the global economy and financial markets. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of June 30, 2020. The Company has also considered information available to it as of the date of issuance of these financial statements and is not aware of any specific events or circumstances that would require an update to its estimates or judgments, or a revision to the carrying value of its assets or liabilities. These estimates may change as new events occur and additional information becomes available. Actual results could differ materially from these estimates.

Silk Road Medical, Inc. Notes to Condensed Financial Statements (unaudited)
Fair Value of Financial Instruments
The Company has evaluated the estimated fair value of its financial instruments as of June 30, 2020 and December 31, 2019. The carrying amounts of certain of the Company’s financial instruments, which include cash equivalents, short-term investments, long-term investments, restricted cash, accounts receivable, accounts payable and accrued liabilities approximate their respective fair values because of the short-term nature of these instruments. Management believes that its long-term debt bears interest at the prevailing market rates for instruments with similar characteristics (Level 2 within the fair value hierarchy); accordingly, the carrying value of this instrument approximates its fair value. Prior to the Company's IPO, fair value accounting was applied to the redeemable convertible preferred stock warrant liability.
Cash, Cash Equivalents and Restricted Cash
The Company considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents. Cash equivalents are considered available-for-sale marketable securities and are recorded at fair value, based on quoted market prices. As of June 30, 2020 and December 31, 2019, the Company’s cash equivalents are entirely comprised of investments in money market funds.
Restricted cash as of June 30, 2020 and December 31, 2019 consists of a letter of credit of $310,000 representing collateral for the Company's facility lease.
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

Concentration of Credit Risk, and Other Risks and Uncertainties
The Company is subject to risks related to the public health crises such as the global pandemic associated with COVID-19, which has spread to most countries and all 50 states within the United States. The COVID-19 outbreak has negatively impacted, and may continue to negatively impact the Company’s operations, its revenue and overall financial condition by significantly decreasing the number of TCAR procedures performed. The number of TCAR procedures performed, similar to other surgical procedures, has significantly decreased as health care organizations globally have prioritized the treatment of patients with COVID-19. For example, in the United States, governmental authorities have recommended, and in certain cases required, that elective, specialty and other procedures and appointments, be suspended or canceled to avoid non-essential patient exposure to medical environments and potential infection with COVID-19 and to focus limited resources and personnel capacity toward the treatment of COVID-19.

Silk Road Medical, Inc. Notes to Condensed Financial Statements (unaudited)
These measures and challenges will likely continue for the duration of the pandemic, which is uncertain, and will continue to negatively impact the Company’s revenue while the pandemic continues.

Financial instruments that potentially subject the Company to credit risk consist of cash and cash equivalents, investments and accounts receivable to the extent of the amounts recorded on the balance sheet. Cash, cash equivalents, and investments are deposited in financial institutions which, at times, may be in excess of federally insured limits. Cash equivalents are invested in highly rated money market funds and United States treasury bills. The Company invests in a variety of financial instruments, such as, but not limited to, commercial paper, corporate bonds/notes, United States Government securities, asset-backed securities and, by policy, limits the amount of credit exposure with any one financial institution or commercial issuer. The Company has not experienced any material losses on its deposits of cash and cash equivalents or investments during the three and six months ended June 30, 2020 and 2019.

The Company’s accounts receivable are due from a variety of health care organizations in the United States. At June 30, 2020 and December 31, 2019, no customer represented 10% or more of the Company’s accounts receivable. For the three and six months ended June 30, 2020 and 2019, there were no customers that represented 10% or more of revenue.
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
The Company is subject to certain risks, including that its devices may not be approved or cleared for marketing by governmental authorities or be successfully marketed. There can be no assurance that the Company’s products will achieve widespread adoption in the marketplace, nor can there be any assurance that existing devices or any future devices can be developed or manufactured at an acceptable cost and with appropriate performance characteristics. The Company is also subject to risks common to companies in the medical device industry, including, but not limited to, new technological innovations, dependence upon government and third-party payers to provide adequate coverage and reimbursement, dependence on key personnel and suppliers, protection of proprietary technology, product liability claims, and compliance with government regulations.
Existing or future devices developed by the Company may require approvals or clearances from the FDA or international regulatory agencies. In addition, in order to continue the Company’s operations, compliance with various federal and state laws is required. If the Company were denied or delayed in receiving such approvals or clearances, it may be necessary to adjust operations to align with the Company’s currently approved portfolio of products. If clearance for the products in the current portfolio were withdrawn by the FDA, this would have a material adverse impact on the Company.
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

Silk Road Medical, Inc. Notes to Condensed Financial Statements (unaudited)
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
Revenue Recognition
The Company recognizes revenue in accordance with ASC Topic 606, "Revenue from Contracts with Customers."  Under ASC 606, revenue is recognized when a customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, the Company performs the following five steps:
(i) identify the contract(s) with a customer;
(ii) identify the performance obligations in the contract;
(iii) determine the transaction price;
(iv) allocate the transaction price to the performance obligations in the contract; and
(v) recognize revenue when (or as) the entity satisfies a performance obligation.

Silk Road Medical, Inc. Notes to Condensed Financial Statements (unaudited)
As of June 30, 2020 and December 31, 2019, the Company recorded $179,000 and $128,000, respectively, of unbilled receivables, which are included in accounts receivable, net on the condensed balance sheet, as the Company has an unconditional right to payment as of the end of the applicable period.
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

Silk Road Medical, Inc. Notes to Condensed Financial Statements (unaudited)
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
Comprehensive Loss
Comprehensive loss consists of net loss and changes in unrealized gains and losses on investments classified as available-for-sale. For the three and six months ended June 30, 2020, the Company’s unrealized gains and losses on available-for-sale investments represent the only component of other comprehensive loss that are excluded from the reported net loss and that are presented in the condensed

Silk Road Medical, Inc. Notes to Condensed Financial Statements (unaudited)
statements of operations and comprehensive loss. Accumulated other comprehensive income or loss is presented in the accompanying condensed balance sheet as a component of stockholders' equity. For the three and six months ended June 30, 2019, there was no difference between the Company's comprehensive loss and its net loss.
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
The Company allocates no loss to participating securities because they have no contractual obligation to share in the losses of the Company. The shares of the Company’s redeemable convertible preferred stock participate in any dividends declared by the Company and were therefore considered to be participating securities.
Net loss per share was determined as follows (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net loss	$(10,353)	$(11,959)	$(20,294)	$(36,117)
Weighted average common stock outstanding used to compute net loss per share, basic and diluted	32,682,360	28,458,793	32,010,335	14,905,052
Net loss, basic and diluted	$(0.32)	$(0.42)	$(0.63)	$(2.42)

The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted average shares outstanding because such securities have an antidilutive impact due to the Company's net loss:

	June 30,
	2020	2019
Common stock options	4,632,866	4,683,811
Restricted stock units	39,089	—
	4,671,955	4,683,811

Segment and Geographical Information
The Company operates and manages its business as one reportable and operating segment. The Company’s chief executive officer, who is the chief operating decision maker, reviews financial information on an aggregate basis for purposes of allocating resources and evaluating financial performance. All of the Company’s long-lived assets are based in the United States. Long-lived assets are comprised of property and equipment and the Company's right-of-use asset. All of the Company’s revenue was in the United States for the three and six months ended June 30, 2020 and 2019, based on the shipping location of the external customer.

Silk Road Medical, Inc. Notes to Condensed Financial Statements (unaudited)

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
Recently Issued Accounting Standards
In June 2016, the FASB issued ASU 2016-13, "Measurement of Credit Losses on Financial Statements." This update provides financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The update replaces the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. In October 2019, the FASB delayed the effective date of this standard for smaller reporting companies, as such ASU 2016-13 would originally be effective for the Company on January 1, 2023. As of June 30, 2020, the Company no longer qualifies as a smaller reporting company, accordingly ASU 2016-13 will now become effective for the Company on January 1, 2021. The Company is evaluating the impact of adopting this guidance to the Company's financial statements and related disclosures.
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which enhances and simplifies various aspects of the income tax accounting guidance related to intra-period tax allocation, interim period accounting for enacted changes in tax law, and the year-to-date loss limitation in interim period tax accounting. ASU 2019-12 also amends other aspects of the guidance to reduce complexity in certain areas. ASU 2019-12 will become effective for the Company on January 1, 2021. Early adoption is permitted. The Company is evaluating the impact of adopting this guidance to the Company's financial statements and related disclosures.

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
•Level 3 – unobservable inputs.

Silk Road Medical, Inc. Notes to Condensed Financial Statements (unaudited)
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

The following tables sets forth by level within the fair value hierarchy the Company’s assets that are reported at fair value as of June 30, 2020 and December 31, 2019, using the inputs defined above (in thousands):

	June 30, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$72,924	$—	$—	$72,924
U.S. treasury bills	—	9,993	—	9,993
Commercial paper	—	11,965	—	11,965
Corporate bonds/notes	—	10,742	—	10,742
U.S. government securities	—	49,714	—	49,714
Asset-backed securities	—	2,002	—	2,002
	$72,924	$84,416	$—	$157,340

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$34,363	$—	$—	$34,363
Commercial paper	—	9,919	—	9,919
Corporate bonds/notes	—	10,176	—	10,176
U.S. government securities	—	44,456	—	44,456
Asset-backed securities	—	5,181	—	5,181
	$34,363	$69,732	$—	$104,095

There were no transfers between fair value hierarchy levels during the three and six months ended June 30, 2020 and 2019.

Silk Road Medical, Inc. Notes to Condensed Financial Statements (unaudited)

5.    Balance Sheet Components
Investments
The fair value of the Company's available-for-sale investments as of June 30, 2020 and December 31, 2019 are as follows (in thousands):

	June 30, 2020
		Gross Unrealized		Estimated
	Amortized Cost	Gains	Losses	Fair Value
Money market funds	$72,924	$—	$—	$72,924
U.S. treasury bills	9,992	1	—	9,993
Commercial paper	11,965	—	—	11,965
Corporate bonds/notes	10,709	34	(1)	10,742
U.S. government securities	49,433	281	—	49,714
Asset-backed securities	2,001	1	—	2,002
	$157,024	$317	$(1)	$157,340
Classified as:
Cash equivalents				$72,924
Short-term investments				84,416
				$157,340

	December 31, 2019
		Gross Unrealized		Estimated
	Amortized Cost	Gains	Losses	Fair Value
Money market funds	$34,363	$—	$—	$34,363
Commercial paper	9,919	—	—	9,919
Corporate bonds/notes	10,180	—	(4)	10,176
U.S. government securities	44,450	9	(3)	44,456
Asset-backed securities	5,181	—	—	5,181
	$104,093	$9	$(7)	$104,095
Classified as:
Cash equivalents				$34,363
Short-term investments				51,508
Long-term investments				18,224
				$104,095

Silk Road Medical, Inc. Notes to Condensed Financial Statements (unaudited)
The following table summarizes the fair value of the Company’s cash equivalents, short-term and long-term investments classified by maturity as of June 30, 2020 and December 31, 2019 (in thousands):

	June 30,	December 31,
	2020	2019
Amounts maturing within one year	$157,340	$85,871
Amounts maturing after one year through two years	—	18,224
	$157,340	$104,095

Available-for-sale investments held as of June 30, 2020 had a weighted average days to maturity of 164 days.

The following table presents the Company's available-for-sale investments that were in an unrealized loss position as of June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020		December 31, 2019
	Less than 12 months		Less than 12 months
Assets:	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate bonds/notes	$2,558	$(1)	$10,128	$(4)
U.S. government securities	—	—	19,067	(3)
	$2,558	$(1)	$29,195	$(7)

Inventories
Components of inventories were as follows:

(in thousands)	June 30,	December 31,
	2020	2019
Raw materials	$1,736	$1,203
Finished products	9,885	9,119
Total	$11,621	$10,322

As of June 30, 2020 and December 31, 2019, there were no work-in-process inventories.

Silk Road Medical, Inc. Notes to Condensed Financial Statements (unaudited)
Accrued Liabilities
Accrued liabilities consist of the following:

(in thousands)	June 30,	December 31,
	2020	2019
Accrued payroll and related expenses	$5,352	$9,151
Provision for sales returns	920	2,419
Accrued professional services	593	682
Operating lease liability	809	769
Accrued royalty expense	333	470
Deferred revenue	335	304
Accrued travel expenses	273	431
Accrued clinical expenses	181	241
Accrued other expenses	346	567
Total	$9,142	$15,034

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

Silk Road Medical, Inc. Notes to Condensed Financial Statements (unaudited)
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
The Company is subject to financial covenants related to liquidity and minimum trailing revenue targets that began in December 31, 2016 and are tested on an annual basis. The liquidity covenant requires the Company to maintain an amount which shall exceed the greater of (i) $3,000,000 and (ii) the minimum cash balance, if any, required of the Company by a creditor to the extent the Company has incurred permitted priority debt. The Company had to achieve minimum net revenue of $1,000,000 in 2016, $5,000,000 in 2017, $15,000,000 in 2018, $30,000,000 in 2019 and must achieve minimum net revenue of $40,000,000 in 2020. The liquidity financial covenant has a 90-day equity cure period following end of the calendar year to issue additional shares of equity interests in exchange for cash, or to borrow permitted cure debt. In addition, the term loan agreement prohibits the payment of cash dividends on the Company’s capital stock and also places restrictions on mergers, sales of assets, investments, incurrence of liens, incurrence of indebtedness and transactions with affiliates. CRG may accelerate the payment terms of the term loan agreement upon the occurrence of certain events of default set forth therein, which include the failure of the Company to make timely payments of amounts due under the term loan agreement, the failure of the Company to adhere to the covenants set forth in the term loan agreement, the insolvency of the Company or upon the occurrence of a material adverse change. As of June 30, 2020, the Company was in compliance with all applicable financial covenants. As of June 30, 2020, management does not believe that it is probable that the above clauses will be triggered within the next twelve months, and therefore, the debt is classified as long-term on the condensed balance sheet.
Future maturities under the term loan agreement as of June 30, 2020 are as follows (in thousands):

Period Ending December 31:	Amount
2020	$2,240
2021	4,442
2022	48,255
54,937
Add: Accretion of closing fees	1,369
56,306
Less: Amount representing interest	(11,124)
Less: Amount representing debt discount and debt issuance costs	(116)
Present value of minimum payments	$45,066

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

Silk Road Medical, Inc. Notes to Condensed Financial Statements (unaudited)

7.    Commitments and Contingencies
Operating Lease and Rights-of-Use
The Company’s operating lease obligation consists of leased office, laboratory, and manufacturing space under a non-cancellable operating lease that expires in October 2024. The lease agreement includes a renewal provision allowing the Company to extend this lease for an additional period of five years. Operating lease costs were $217,000 for each of the three months ended June 30, 2020 and 2019 and $435,000 for each of the six months ended June 30, 2020 and 2019. Cash paid for amounts included in the measurement of operating lease liabilities was $188,000, $372,000, $169,000 and $363,000 for the three and six months ended June 30, 2020 and 2019, respectively. As of June 30, 2020, the weighted average discount rate was approximately 6.50% and the weighted average remaining lease term was 4.33 years. Balance sheet information as of June 30, 2020 consists of the following (in thousands):

Operating Lease:	June 30, 2020
Operating lease right-of-use asset in other non-current assets	$3,105
Operating lease liability in accrued liabilities	$809
Operating lease liability in other liabilities	3,288
Total operating lease liabilities	$4,097

The following table summarizes the Company’s operating lease maturities as of June 30, 2020 (in thousands):

Period Ending December 31:	Amount
2020	$525
2021	1,066
2022	1,096
2023	1,127
2024	904
Total lease payments	4,718
Less: imputed interest	(621)
Present value of lease liabilities	$4,097

Purchase Obligations
Purchase obligations consist of agreements to purchase goods and services entered into in the ordinary course of business. As of June 30, 2020, the Company had non-cancellable purchase obligations to suppliers of $6,640,000.
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

Silk Road Medical, Inc. Notes to Condensed Financial Statements (unaudited)
The Company indemnifies each of its directors and officers for certain events or occurrences, subject to certain limits, while the director is or was serving at the Company’s request in such capacity, as permitted under Delaware law and in accordance with its certificate of incorporation and bylaws. The term of the indemnification period lasts as long as a director may be subject to any proceeding arising out of acts or omissions of such director in such capacity. The maximum amount of potential future indemnification is unlimited; however, the Company currently holds director liability insurance. The Company believes that the fair value of these indemnification obligations is minimal. Accordingly, the Company has not recognized any liabilities relating to these obligations as of June 30, 2020.
Contingencies
The Company is not involved in any pending legal proceedings that it believes could have a material adverse effect on its financial condition, results of operations or cash flows. From time to time, the Company may pursue litigation to assert its legal right and such litigation may be costly and divert the efforts and attention of its management and technical personnel which could adversely affect its business. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. There were no contingent liabilities requiring accrual at June 30, 2020 and December 31, 2019.

8.    Redeemable Convertible Preferred Stock
Upon the closing of the IPO, all shares of convertible preferred stock then outstanding converted into shares of common stock. As of June 30, 2020 and December 31, 2019, the Company does not have any convertible preferred stock issued or outstanding.
Preferred Stock Warrants
Upon the closing of the Company's IPO, all of the outstanding convertible preferred stock warrants were exercised, or net exercised based on the IPO price of $20.00 per share, into 1,945,365 shares of common stock. As of June 30, 2020 and December 31, 2019, the Company does not have any convertible preferred stock warrants outstanding.

9.    Stockholders Equity
Preferred Stock
At June 30, 2020, the Company’s certificate of incorporation, as amended and restated, authorizes the Company to issue up to 5,000,000 shares of preferred stock with $0.001 par value per share, of which no shares were issued and outstanding.
Common Stock
At June 30, 2020, the Company’s certificate of incorporation, as amended and restated, authorizes the Company to issue up to 100,000,000 shares of common stock with $0.001 par value per share, of which 33,610,099 shares were issued and outstanding. The holders of common stock are also entitled to receive dividends whenever funds are legally available, when and if declared by the Board of Directors. As of June 30, 2020, no dividends have been declared to date. Each share of common stock is entitled to one vote.
Common Stock Warrants
In connection with the IPO, the common stock warrants were cash, or net exercised based on the IPO price of $20.00 per share, into 5,968 shares of common stock. As of June 30, 2020 and December 31, 2019, the Company does not have any common stock warrants outstanding.

Silk Road Medical, Inc. Notes to Condensed Financial Statements (unaudited)

10.    Stock Option Plans
In March 2019, the Company’s Board of Directors approved the adoption of the 2019 Equity Incentive Plan, or the 2019 Plan, which became effective immediately prior to the Company's IPO. The 2019 Plan replaced the 2007 Stock Option Plan which was terminated immediately prior to consummation of the Company’s IPO, collectively the “Plans.” The 2019 Plan provides for the grant of ISOs to employees and for the grant of NSOs, restricted stock, restricted stock units, stock appreciation rights, performance units and performance shares to employees, directors and consultants. A total of 2,317,000 shares of common stock were initially reserved for issuance pursuant to the 2019 Plan. In addition, the shares reserved for issuance under the 2019 Plan will also include shares reserved but not issued under the 2007 Stock Option Plan, plus any share awards granted under the 2007 Stock Option Plan that expire or terminate without having been exercised in full or that are forfeited or repurchased. In addition, the number of shares available for issuance under the 2019 Plan will also include an annual increase on the first day of each fiscal year beginning in fiscal 2020, equal to the lesser of (i) 3,000,000 shares; (ii) 4.0% of the outstanding shares of common stock as of the last day of the immediately preceding fiscal year; or (iii) an amount as determined by the Board of Directors. As of June 30, 2020, the Company has reserved 3,631,205 shares of common stock for issuance under the 2019 Plan.
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
Stock option activity under the Company’s Plans is set forth below:

		Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in thousands)
Balances, December 31, 2019	1,554,690	4,310,790	$7.91	7.27	$140,234
Authorized	1,250,210
Options granted	(752,258)	752,258	$33.86
Options exercised	—	(405,837)	$2.16
Options cancelled	24,345	(24,345)	$17.28
Balances, June 30, 2020	2,076,987	4,632,866	$12.57	7.42	$136,505
Vested and exercisable at June 30, 2020		2,554,809	$5.95	6.40	$91,917
Vested and expected to vest at June 30, 2020		4,632,866	$12.57	7.42	$136,505

The aggregate intrinsic value of options exercised during the six months ended June 30, 2020, was $15,048,000. The aggregate intrinsic value was calculated as the difference between the exercise prices of the underlying options and the estimated fair value of the common stock on the date of exercise.

Silk Road Medical, Inc. Notes to Condensed Financial Statements (unaudited)
Restricted Stock Units
In March 2020, the Company began granting restricted stock units, or RSUs, under the 2019 Plan. RSUs generally vest over four years in annual equal increments, no RSUs vested during the six months ended June 30, 2020. The fair value of RSUs is based on the Company’s closing stock price on the date of grant. A summary of RSUs activity for the six months ended June 30, 2020 is as follows:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Balances, December 31, 2019	—	$—
Restricted stock granted	39,089	$31.18
Restricted stock vested	—	$—
Restricted stock forfeited	—	$—
Balances, June 30, 2020	39,089	$31.18
Expected to vest at June 30, 2020	39,089	$31.18

2019 Employee Stock Purchase Plan
In March 2019, the Company's Board of Directors adopted the 2019 Employee Stock Purchase Plan, or 2019 ESPP, under which eligible employees are permitted to purchase common stock at a discount through payroll deductions. A total of 434,000 shares of common stock were initially reserved for issuance and will be increased on the first day of each fiscal year, beginning in 2020, by an amount equal to the lesser of (i) 1,200,000 shares (ii) 1.0% of the outstanding shares of common stock as of the last day of the immediately preceding fiscal year; or (iii) an amount as determined by the Board of Directors. As of June 30, 2020, the Company has reserved 746,552 shares of common stock for issuance under the 2019 ESPP. The price of the common stock purchased will be the lower of 85% of the fair market value of the common stock at the beginning of an offering period or at the end of a purchase period. The 2019 ESPP was effective upon adoption by the Company's Board of Directors but was not in use until the completion of the Company's IPO in April 2019. The 2019 ESPP is intended to qualify as an "employee stock purchase plan" within the meaning of Section 423 of the Internal Revenue Code of 1986, as amended.
As of June 30, 2020, 87,567 shares of common stock have been issued to employees participating in the 2019 ESPP and 658,985 shares were available for future issuance under the 2019 ESPP.

Silk Road Medical, Inc. Notes to Condensed Financial Statements (unaudited)
Stock-Based Compensation
The Company estimated the fair value of stock options using the Black–Scholes option pricing model. The fair value of employee and nonemployee stock options is being amortized on a straight–line basis over the requisite service period of the awards. The fair value of employee and nonemployee stock options was estimated using the following assumptions for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Expected term (in years)	5.25 - 6.25	5.00 - 6.25	5.25 - 6.25	5.00 - 6.25
Expected volatility	46.6% - 47.7%	42.7% - 42.9%	42.9% - 47.7%	42.7% - 42.9%
Risk-free interest rate	0.42% - 0.56%	1.86% - 2.37%	0.42% - 1.41%	1.86% - 2.54%
Dividend yield	—%	—%	—%	—%

The fair value of the shares to be issued under the Company’s 2019 ESPP was estimated using the Black-Scholes valuation model with the following assumptions for the three and six months ended June 30, 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Expected term (in years)	0.50	0.63	0.50	0.63
Expected volatility	76.4%	47.8%	44.4% - 76.4%	47.8%
Risk-free interest rate	0.14%	2.45%	0.14% - 1.58%	2.45%
Dividend yield	—%	—%	—%	—%

Total stock-based compensation expense relating to the Company's stock options, RSUs and 2019 ESPP during the three and six months ended June 30, 2020 and stock-based compensation expense related to the Company's stock options and 2019 ESPP during the three and six months ended June 30, 2019, is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Cost of goods sold	$89	$54	$153	$69
Research and development expenses	246	127	423	155
Selling, general and administrative expenses	1,319	655	2,371	875
	$1,654	$836	$2,947	$1,099
As of June 30, 2020, there was total unrecognized compensation costs of $16,986,000 related to stock options expected to be recognized over a period of approximately 3.24 years, a total of $1,119,000 of unrecognized compensation costs related to unvested RSUs expected to be recognized over a period of approximately 3.68 years and $303,000 of unrecognized compensation costs related to the ESPP, which the Company will recognize over 0.4 years.

Silk Road Medical, Inc. Notes to Condensed Financial Statements (unaudited)
11.    401(k) Plan
The Company has a qualified retirement plan under section 401(k) of the Internal Revenue Code (“IRC”) under which participants may contribute up to 90% of their eligible compensation, subject to maximum deferral limits specified by the IRC. Beginning in January 2020, the Company started matching employees' contributions to the 401(k) plan at 50% of the first 5% of compensation deferred to the 401(k) plan. The Company's matching contributions were $229,000 and $522,000 for the three and six months ended June 30, 2020, respectively.

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
Prior to our initial public offering in April 2019, our primary sources of capital were private placements of convertible preferred stock, debt financing arrangements and revenue from sales of our products. As of June 30, 2020, we had cash and cash equivalents of $73.4 million, investments of $84.4 million, long-term debt of $45.1 million and an accumulated deficit of $211.8 million.
In May 2020, we completed an underwritten public offering of 6,808,154 shares of our common stock, of which we offered 1,923,076 shares for sale and the remaining 4,885,078 shares were offered for sale by certain selling stockholders, at a public offering price of $39.00 per share. From the public offering, we received cash proceeds of approximately $70.5 million, net of underwriting discounts and commissions and offering costs which were paid by us. Also, in May 2020, the underwriters fully exercised their option to purchase 1,021,223 additional shares of common stock from the selling stockholders. We did not receive any of the proceeds from the sale of the shares of common stock by the selling stockholders.
COVID-19 Pandemic
We are subject to risks related to the public health crises such as the global pandemic associated with COVID-19. In December 2019, a novel strain of coronavirus, SARS-CoV-2, was reported to have surfaced in Wuhan, China. Since then, SARS-CoV-2, and the resulting disease COVID-19, has spread to most countries, and all 50 states within the United States. The COVID-19 outbreak has negatively impacted, and may continue to negatively impact our operations and revenue and overall financial condition by significantly decreasing the number of TCAR procedures performed. The pandemic has also reduced our expectations for the growth rates in the number of TCAR procedures to be performed in the future. The number of TCAR procedures performed, similar to other surgical procedures, has significantly decreased as many health care organizations globally have prioritized the treatment of patients with COVID-19. For example, in the United States, governmental authorities have recommended, and in certain cases required, that elective, specialty and other procedures and appointments, be suspended, canceled or deferred to focus limited resources and personnel and hospital capacity toward the treatment of COVID-19 and to avoid exposing patients to COVID-19. These measures and challenges will likely continue for the duration of the pandemic, which is uncertain, and will significantly reduce our expected revenue while the pandemic continues. As well, due to presumed fear and anxiety, some patients are not accessing routine or emergency health care which may impact our expected procedures and revenue.

Numerous state and local jurisdictions have imposed, and others in the future may impose, “shelter-in-place” orders, quarantines, executive orders and similar government orders and restrictions for their residents to control the spread of COVID-19. Starting in mid-March 2020, the governor of California, where our facilities are located, issued “shelter-in-place” or “stay at home” orders restricting non-essential activities, travel and business operations for an indefinite period of time, subject to certain exceptions for necessary activities. Such orders or restrictions have resulted in our facilities closing, work stoppages, slowdowns and delays, travel restrictions and cancellation of events, among other effects, thereby negatively impacting our operations.
Other disruptions or potential disruptions include restrictions on our personnel to travel and access customers for selling, marketing, training, case support and product development feedback; delays in approvals by regulatory bodies; delays in product development efforts; and additional government requirements or other incremental mitigation efforts that may further impact our capacity to manufacture, sell and support the use of our products.

We expect these challenges to continue to impact our expected number of procedures through the remainder of 2020 and likely into 2021, but the extent cannot be quantified at this time. Our procedure volumes were lowest in April, then recovered in May and further in June, although we have recently begun to experience more regional variability and procedure slowdowns due to the resurgence of COVID-19 cases and related restrictions. We have also withdrawn our previously announced annual guidance for 2020 given the continued uncertainties resulting from the COVID-19 pandemic.

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

During the six months ended June 30, 2020, physicians performed approximately 4,640 procedures. We define a procedure as any instance in which our ENROUTE NPS is used and for which we have a record that the procedure was performed. A procedure that is started and then aborted, or converted to a different procedure, after the ENROUTE NPS is used would count as a procedure. The number of procedures is an indicator of our ability to drive adoption and generate revenue, and is helpful in tracking the progress of our business. We believe that it is representative of our current business; however, we anticipate this may be substituted for additional or different metrics as our business grows.
Components of our Results of Operations
Revenue
We currently derive all of our revenue from the sale of our portfolio of TCAR products to hospitals and medical centers in the United States. Each of our products is purchased individually, and the majority of our revenue is derived from sales of the ENROUTE NPS and ENROUTE stent. No single customer accounted for 10% or more of our revenue during the three and six months ended June 30, 2020 and 2019. We would expect revenue to increase in absolute dollars as we expand our sales territories, new accounts and trained physician base and as existing physicians perform more TCAR procedures. However, we anticipate the response to the COVID-19 pandemic will continue to impact revenue over the short term as some procedures are temporarily deferred due to restrictions on elective surgical procedures.

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
We calculate gross margin as gross profit divided by revenue. Our gross margin has been and will continue to be affected by a variety of factors, primarily average selling prices, product sales mix, production and ordering volumes, manufacturing costs, product yields, replacement of expired product, headcount and cost-reduction strategies. We expect our gross margin to increase over the long term as our production and ordering volumes increase and as we spread the fixed portion of our overhead costs over a larger number of units produced. We intend to use our design, engineering and manufacturing know-how and capabilities to further advance and improve the efficiency of our manufacturing processes, which we believe will reduce costs and have a positive long-term impact on our gross margin. However, our gross margin could fluctuate from quarter to quarter as we introduce new products, due to the timing of certain manufacturing engineering projects, as we adopt new manufacturing processes and technologies and as we expand our distribution operations and infrastructure to support long term growth and risk mitigation. In addition, we expect the COVID-19 pandemic will continue to negatively impact our gross margin in the near term due to unfavorable production variances as a result of lower production and lower demand.

Research and Development Expenses
Research and development, or R&D, expenses consist primarily of engineering, product development, clinical studies to develop and support our products, regulatory expenses, medical affairs, and other costs associated with products and technologies that are in development. These expenses include employee compensation, including stock-based compensation, supplies, consulting, prototyping, testing, materials, travel expenses, depreciation and an allocation of facility overhead expenses. Additionally, R&D expenses include costs associated with our clinical studies, including clinical trial design, clinical trial site initiation and study costs, data management, related travel expenses and the cost of products used for clinical trials, internal and external costs associated with our regulatory compliance and quality assurance functions and overhead costs. We expect R&D expenses as a percentage of revenue to vary over time depending on the level and timing of our new product development efforts, as well as our clinical development, clinical trial and other related activities. We anticipate the COVID-19 pandemic shelter-in-place policies and restrictions to continue to delay our product development efforts and clinical and regulatory matters in 2020 and perhaps into 2021.

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

We expect the COVID-19 pandemic to continue to modulate our SG&A expenses over the short term as the shelter-in-place policies extend and as a result of the reduction in travel, tradeshow and other expenses. Given the continued uncertainties we also undertook preemptive steps to curtail near-term spending during the second quarter, including temporarily delaying previously contemplated executive salary increases to the third quarter, slowing hiring initiatives and reducing non-essential sales, general, and administrative expenses. Some expenses originally planned for the second and third quarter of 2020, including physician training courses and advertising campaigns, have been deferred to later time periods or canceled outright. The outbreak and persistence of COVID-19 in international markets that we have targeted for our international expansion may also delay preparation for and launch of such expansion efforts.

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
Results of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Revenue	$15,094	$14,928	$34,027	$27,694
Costs of goods sold	5,336	3,697	10,586	7,035
Gross profit	9,758	11,231	23,441	20,659
Operating expenses:
Research and development	3,393	3,113	6,522	5,820
Selling, general and administrative	15,758	14,135	35,450	28,001
Total operating expenses	19,151	17,248	41,972	33,821
Loss from operations	(9,393)	(6,017)	(18,531)	(13,162)
Interest income (expense), net	(904)	(609)	(1,704)	(1,910)
Other income (expense), net	(56)	(5,333)	(59)	(21,045)
Net loss	$(10,353)	$(11,959)	$(20,294)	$(36,117)

Comparison of Three Months Ended June 30, 2020 and 2019
Revenue. Revenue increased $0.2 million, or 1%, to $15.1 million during the three months ended June 30, 2020, compared to the three months ended June 30, 2019. Revenue for the three months ended June 30, 2020, included the recognition of $1.3 million in deferred revenue due to a decrease in the provision for sales returns. In the past, we shipped products with shorter than normal shelf life to customers. To the extent those products are not used before expiry, we established a reserve given the potential we may accept a return and provide an exchange. The decrease in the provision for sales returns was due to the full expiration of these shorter shelf life products in the second quarter, coupled with the downward trend of our historical returns experience. Excluding the contribution of the $1.3 million, revenue for the three months ended June 30, 2020 decreased $1.1 million, or 8%, compared to the three months ended June 30, 2019. The decrease in revenue during the three months ended June 30, 2020, was attributable to the continued impact of COVID-19 as healthcare systems diverted resources to meet the increasing demands of managing COVID-19 and deferred procedures. We do not anticipate a future potential decrease in the sales return provision to materially impact subsequent quarters.

Cost of Goods Sold and Gross Margin. Cost of goods sold increased $1.6 million, or 44%, to $5.3 million during the three months ended June 30, 2020, compared to the three months ended June 30, 2019. This increase was attributable to unfavorable production variances as a result of temporarily idled manufacturing operations and lower than anticipated demand, partially offset by our lower sales volume during the three months ended June 30, 2020. Gross margin for the three months ended June 30, 2020 decreased to 65%, compared to 75% in the three months ended June 30, 2019. Gross margin decreases were driven by unfavorable production variances as a result of temporarily idled manufacturing operations and lower than anticipated demand, partially offset by the decrease in our provision for sales returns.

Research and Development Expenses. R&D expenses increased $0.3 million, or 9%, to $3.4 million during the three months ended June 30, 2020, compared to $3.1 million during the three months ended June 30, 2019. The increase in R&D expenses was primarily attributable to an increase of $0.6 million in personnel-related expenses, including stock-based compensation, as a result of increased headcount, and an increase of $0.2 million in outside services, partially offset by a decrease of a decrease of $0.3 million in clinical and regulatory expense and a decrease of $0.2 million in travel expenses.
Selling, General and Administrative Expenses. SG&A expenses increased $1.6 million, or 11%, to $15.8 million during the three months ended June 30, 2020, compared to $14.1 million during the three months ended June 30, 2019. The increase in SG&A costs was due to the continued commercialization of our products, marketing efforts and general corporate and other costs associated with operating as a public company although during the current quarter our SG&A expense growth was modulated by cost control initiatives and the slowdown in travel and other expenses due to the COVID-19 pandemic. The increase in SG&A expenses is primarily attributable to an increase of $2.9 million in personnel-related expenses, an increase of $0.3 million in consulting, legal and professional fees and an increase of $0.2 million in insurance costs, partially offset by a decrease of $1.3 million in physician training and travel related costs and a decrease of $0.5 million in marketing and tradeshow expenses. Personnel-related expenses included stock-based compensation expense of $1.3 million and $0.6 million for the three months ended June 30, 2020 and 2019, respectively.
Interest Income (Expense), Net. Interest income (expense), net increased $0.3 million, or 48%, to an expense of $0.9 million during the three months ended June 30, 2020, compared to an expense of $0.6 million during the three months ended June 30, 2019. This increase in net interest expense was attributable to a decrease in interest income due to lower interest rates during the three months ended June 30, 2020 in comparison with the prior period.
Other Income (Expense), Net. Other income (expense), net decreased to an expense of $0.1 million during the three months ended June 30, 2020, compared to an expense of $5.3 million during the three months ended June 30, 2019. Other income (expense), net for the three months ended June 30, 2019 was primarily attributable to the remeasurement of our convertible preferred stock warrants and recognition of the change in fair value during the period. We recorded adjustments to the estimated fair value of the convertible preferred stock warrants until they were exercised in connection with our initial public offering in April 2019.
Comparison of Six Months Ended June 30, 2020 and 2019

Revenue. Revenue increased $6.3 million, or 23%, to $34.0 million during the six months ended June 30, 2020, compared to $27.7 million during the six months ended June 30, 2019. The increase in revenue was attributable to an increase in the number of products sold as we expanded our sales territories, increased the number of new accounts, trained more physicians in TCAR and as physicians performed more TCAR procedures. Revenue for the six months ended June 30, 2020, included the recognition of $1.3 million in deferred revenue due to a decrease in the provision for sales returns. In the past, we shipped products with shorter than normal shelf life to customers. To the extent those products are not used before expiry, we established a reserve given the potential we may accept a return and provide an exchange. The decrease in the provision for sales returns was due to the full expiration of these shorter shelf life products in the second quarter, coupled with the downward trend of our historical returns experience. Excluding the contribution of the $1.3 million, revenue for the six months ended June 30, 2020 increased $5.0 million, or 18%, compared to the six months ended June 30, 2019. We do not anticipate future potential decreases in the sales return provision to materially impact subsequent quarters.

Cost of Goods Sold and Gross Margin. Cost of goods sold increased $3.6 million, or 50%, to $10.6 million during the six months ended June 30, 2020, compared to $7.0 million during the six months ended June 30, 2019. This increase was attributable to the increase in the number of products sold and also to unfavorable production variances as a result of temporarily idled manufacturing operations and lower than anticipated demand due to the COVID-19 pandemic. Gross margin for the six months ended June 30, 2020 decreased to 69%, compared to 75% in the six months ended June 30, 2019. Gross margin decreases were driven by unfavorable production variances as a result of temporarily idled manufacturing operations and lower than anticipated demand, partially offset by the decrease in our provision for sales returns.

Research and Development Expenses. R&D expenses increased $0.7 million, or 12%, to $6.5 million during the six months ended June 30, 2020, compared to $5.8 million during the six months ended June 30, 2019. The increase in R&D expenses was primarily attributable to an increase of $1.0 million in personnel-related expenses including stock-based compensation, an increase of $0.3 million in outside services and an increase of $0.2 million in product development materials and costs, partially offset by a decrease of a decrease of $0.5 million in clinical and regulatory expense and a decrease of $0.3 million in travel and demo equipment expenses.

Selling, General and Administrative Expenses. SG&A expenses increased $7.4 million, or 27%, to $35.5 million during the six months ended June 30, 2020, compared to $28.0 million during the six months ended June 30, 2019. The increase in SG&A costs was due to the continued commercialization of our products and general corporate and other costs associated with operating as a public company. The increase in SG&A expenses is primarily attributable to an increase of $8.0 million in personnel-related expenses, an increase of $0.6 million in insurance costs, an increase of $0.5 million in consulting, legal and professional fees and an increase of $0.4 million in software related expense partially offset by a decrease of $1.6 million in physician training and travel related costs and a decrease of $0.5 million in marketing, tradeshow and promotional costs. Personnel-related expenses included stock-based compensation expense of $2.4 million and $0.8 million for the six months ended June 30, 2020 and 2019, respectively.

Interest Income (Expense), Net. Interest income (expense), net decreased $0.2 million, or 11%, to an expense of $1.7 million during the six months ended June 30, 2020, compared to an expense of $1.9 million during the six months ended June 30, 2019. This decrease in expense was attributable to an increase in interest income due to higher cash, cash equivalent and investments balances during the six months ended June 30, 2020.

Other Income (Expense), Net. Other income (expense), net decreased to an expense of $0.1 million during the six months ended June 30, 2020, compared to an expense of $21.0 million during the six months ended June 30, 2019. Other income (expense), net for the six months ended June 30, 2019 was primarily attributable to the remeasurement of our convertible preferred stock warrants and recognition of the change in fair value during the period. We recorded adjustments to the estimated fair value of the convertible preferred stock warrants until they were exercised in connection with our initial public offering in April 2019.

Liquidity and Capital Resources
As of June 30, 2020, we had cash and cash equivalents of $73.4 million, investments of $84.4 million, an accumulated deficit of $211.8 million and $45.1 million outstanding under our term loan agreement. No borrowings remain available under this credit facility.
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
In May 2020, we completed an underwritten public offering of 6,808,154 shares of our common stock, of which we offered 1,923,076 shares for sale and the remaining 4,885,078 shares were offered for sale by certain selling stockholders, at a public offering price of $39.00 per share. From the public offering, we received cash proceeds of approximately $70.5 million, net of underwriting discounts and commissions and offering costs which were paid by us. Also, in May 2020, the underwriters fully exercised their option to purchase 1,021,223 additional shares of common stock from the selling stockholders. We did not receive any of the proceeds from the sale of the shares of common stock by the selling stockholders.
Prior to our public offerings, our primary sources of capital were private placements of convertible preferred stock, debt financing agreements and revenue from the sale of our products.
We believe that our cash and cash equivalents and available-for-sale investments as of June 30, 2020, together with our expected revenue will be sufficient to meet our capital requirements and fund our operations for at least the next 12 months.
Cash Flows
The following table summarizes our cash flows for each of the periods presented below:

	Six Months Ended June 30,
(in thousands)	2020	2019
Net cash (used in) provided by:
Operating activities	$(23,376)	$(18,003)
Investing activities	(14,905)	(206)
Financing activities	72,542	111,466
Net decrease in cash, cash equivalents and restricted cash	$34,261	$93,257

Net Cash Used in Operating Activities
Net cash used in operating activities for the six months ended June 30, 2020 was $23.4 million, consisting primarily of a net loss of $20.3 million and an increase in net operating assets of $7.1 million, partially offset by non-cash charges of $4.0 million. The increase in net operating assets was primarily due to an increase in inventories to support the growth of our operations, an increase in prepaid expenses and other current assets and a decrease in accrued liabilities, partially offset by decreases in accounts receivable and increases in accounts payable, due to timing of payments and growth of our operations. The non-cash charges primarily consisted of stock-based compensation, depreciation and amortization, provision for excess and obsolete inventories, non-cash interest expense and other charges related to our term loan agreement.
Net cash used in operating activities for the six months ended June 30, 2019 was $18.0 million, consisting primarily of a net loss of $36.1 million and an increase in net operating assets of $5.4 million, partially offset by non-cash charges of $23.5 million. The increase in net operating assets was primarily due to an increase in accounts receivable, inventories and prepaid expenses and other current assets to support the growth of our operations, partially offset by a decrease in other assets and increases in accrued and other liabilities, due to timing of payments and growth of our operations. The non-cash charges primarily consisted of depreciation, stock-based compensation, provision for accounts receivable allowances, non-cash interest expense and other charges related to our term loan agreement, and increase in the fair value of the convertible preferred stock warrants.
Net Cash Used in Investing Activities
Net cash used in investing activities in the six months ended June 30, 2020 was $14.9 million. Cash used in investing reflected purchases of purchases of property and equipment of $0.5 million and net purchases of investments of $14.4 million.
Net cash used in investing activities in the six months ended June 30, 2019 was $0.2 million consisting of purchases of property and equipment.
Net Cash Provided by Financing Activities
Net cash provided by financing activities in the six months ended June 30, 2020 was $72.5 million, consisting of proceeds of $70.9 million from our public offering, net of issuance costs paid, and proceeds of $1.7 million from stock option exercises and purchases under our employee stock purchase plan.
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
Critical Accounting Policies and Estimates
Management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and assumptions for the reported amounts of assets, liabilities, revenue, expenses and related disclosures. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and any such differences may be material. There have been no significant and material changes in our critical accounting policies during the three and six months ended June 30, 2020, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Conditions and Results of Operations - Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 2, 2020.
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
Interest Rate Risk
We had cash, cash equivalents and investments of $157.9 million as of June 30, 2020; which consisted of bank deposits, money market funds, U.S. treasury bills, U.S. government securities, corporate bonds/notes, asset-backed securities and commercial paper. The primary objectives of our investment activities are the preservation of capital and support of our liquidity requirements. Our investments are exposed to market risk due to fluctuations in interest rates, which may affect our income and the fair market value of our investments.
We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. A hypothetical 10% change in interest rates would not have a material impact on the value of our cash and cash equivalents or our investments as of June 30, 2020.

Credit Risk
As of June 30, 2020 and December 31, 2019, our cash and cash equivalents were maintained with two financial institutions in the United States, and our current deposits are likely in excess of insured limits. We have reviewed the financial statements of these institutions and believe each to have sufficient assets and liquidity to conduct its operations in the ordinary course of business with little or no credit risk to us. Our cash equivalents and investments are invested in highly rated money market funds, U.S. treasury bills, U.S. government securities, corporate bonds/notes, asset-backed securities and commercial paper.
Our accounts receivable primarily relate to revenue from the sale of our products to hospitals and medical centers in the United States. No customer represented 10% or more of our accounts receivable as of June 30, 2020 or December 31, 2019.
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
Remediation Plan and Other Information
With the oversight of senior management and our audit committee, we began the implementation of remediation steps in 2018. These efforts focused on (i) the hiring of personnel with technical accounting and financial reporting experience and (ii) the implementation of improved accounting and financial reporting procedures and systems to improve the completeness, timeliness and accuracy of our financial reporting and disclosures including the assessment of more judgmental areas of accounting. While we believe the measures described above will remediate the material weaknesses identified and strengthen our internal control over financial reporting, both the implemented and enhanced controls have not operated for a sufficient period of time to demonstrate that the material weaknesses are fully remediated. As such, the remediation initiatives outlined above were not sufficient to fully remediate the material weaknesses in internal control over financial reporting for the three and six months ended June 30, 2020. We are committed to continuing to improve our internal control processes and will continue to diligently and vigorously review our financial reporting controls and procedures.

Changes in Internal Control Over Financial Reporting
As described under the Remediation Plan and Other Information section above, we continued to enhance controls related to our journal entry process during the quarter ended June 30, 2020. There were no other changes in our internal control over financial reporting that occurred during the most recent fiscal quarter covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
We have incurred net losses since our inception in March 2007. For the six months ended June 30, 2020 and 2019, we had a net loss of $20.3 million, and $36.1 million, respectively, and we expect to continue to incur additional losses in the future. As of June 30, 2020, we had an accumulated deficit of $211.8 million. To date, we have financed our operations primarily through equity and debt financings and from sales of our portfolio of TCAR products that enable transcarotid artery revascularization, or TCAR. The losses and accumulated deficit have primarily been due to the substantial investments we have made to develop our products, as well as for costs related to general research and development, including clinical and regulatory initiatives to obtain marketing approval, sales and marketing efforts and infrastructure improvements.
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

To date, all of our revenue has been derived, and we expect it to continue to be derived in the near term, from sales of our products that enable TCAR. TCAR is a relatively new treatment option for certain patients diagnosed with carotid artery disease and, as a result, physician awareness of TCAR and our products, and experience with TCAR and our products, is limited. As a result, our company and products have limited brand recognition and TCAR has limited recognition within the medical industry. The novelty of TCAR and our products that enable the procedure, together with our limited commercialization experience, make it difficult to evaluate our current business and predict our future prospects. A number of factors that are outside of our control may contribute to fluctuations in our financial results, including:
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

•Delays in, or failure of, product, component and material deliveries by our third-party suppliers; and

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
The rate of adoption of TCAR and sales of our products that facilitate the procedure is heavily influenced by clinical data. Although the Society for Vascular Surgery’s TCAR Surveillance Project contains real world data comparing procedures, we have not conducted head-to-head clinical trials to compare TCAR to the procedures historically available to patients, such as CEA or CAS, which may limit the adoption of TCAR. Additionally, the Carotid Revascularization and Medical Management for Asymptomatic Carotid Stenosis 2 clinical trial is currently funded by the National Institutes of Health, which compares the effectiveness of each of CEA and CAS with best medical management solutions. Although we estimate that enrollment will not be completed until 2024, interim results have been released from time to time. At the completion of the four-year follow-up, the trial could conclude that medical management alone achieves the same therapeutic results as CEA and/or CAS, which could have an adverse impact on the adoption of TCAR. Finally, our competitors and third parties may also conduct clinical trials of our products without our participation. Unfavorable or inconsistent clinical data from existing or future clinical trials conducted by us, our competitors or third parties, the interpretation of our or other clinical data or findings of new or more frequent adverse events, could have a material adverse effect on our business, financial condition and results of operations.
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
The spread of COVID-19 in the United States has resulted in travel restrictions impacting our sales professionals and therapy development specialists who support them. However, our field-based team continues to be available to support TCAR procedures, either in person or virtually. Our field team may, however, choose not to enter hospitals due to preexisting conditions, personal choice, or on doctors’ orders or may be unable to enter hospitals due to hospital policy. During the second quarter we also cancelled most of our training programs, resulting in fewer new physicians trained on the TCAR procedure relative to our plans. In addition, hospitals may reduce staffing and postpone certain procedures in response to COVID-19 or divert resources to treat those patients with COVID-19. Some hospitals have also restricted or limited access for non-patients, including our sales professionals and therapy development specialists, which has negatively impacted our access to physicians and their patients. New hospital sanitization and social distancing protocols, as well as increased competition for operating room and hybrid operating rooms within hospitals that have dedicated certain resources only to COVID-19 patients, may impact our business and operations. Additionally, we anticipate that an increase in the unemployment rate due to the impact of COVID-19 may decrease the number of potential patients with health insurance, which may result in fewer diagnoses, lower number of procedures, or result in a shift to procedures which are reimbursed by government payers. As hospitals cancel and defer elective surgeries, it reduces their revenue and impacts their financial results, which could result in pricing pressure on our products as they seek cost savings. Prolonged restrictions relating to COVID-19 could adversely affect our procedures and the revenue we derive as a result. Additionally, some hospitals may have cash flow problems or cease doing business due to the impact of COVID-19 on their operations, which could reduce the number of hospitals where TCAR is performed and adversely affect our ability to collect amounts due to us and our revenue as a result.

We expect these challenges to continue to impact our number of procedures through the second half of 2020, and likely into 2021, but the extent cannot be quantified at this time. Our customers’ patients are also experiencing the economic impact of the current pandemic. Even an important surgical procedure like TCAR may be less of a priority than other priorities for those patients who have lost their jobs, are furloughed, have reduced work hours or are worried about the continuation of their medical insurance. Patients may also be reluctant to visit their physicians at their offices or in hospitals due to fear of contracting COVID-19. Physicians may not be performing as many diagnostic tests for their patients and the labs where these tests are performed may not be open, staffed adequately or open the entire day. Even where physicians continue to treat symptomatic patients, treatment of asymptomatic patients is being deferred in many cases in areas where COVID-19 cases and hospitalizations are significant. The reduction in diagnostic testing and physician visits, the increase in deferred treatment, and patient behaviors are translating into fewer than expected TCAR procedures being performed in the current environment.

Governmental mandates related to COVID-19 or other infectious diseases have impacted, and we expect them to continue to impact, our personnel and personnel at third-party manufacturing facilities in the United States and other countries, and the availability or cost of materials, which would disrupt our supply chain and/or reduce our margins. For instance, on or about March 16, 2020, the Health Officers of the county of Santa Clara, where our headquarters, distribution and ENROUTE NPS assembly and packaging facility is located, issued a mandatory shelter-in-place orders. On July 2, 2020, the Health Officers issued an order relaxing certain requirements but requiring all businesses in the county to continue to require workers to do their jobs from home whenever possible, and provided further that workers are permitted to go into work only to complete the job duties they cannot complete from home. While we have continued to operate with remote employees and essential employees on site, an extended implementation of this Governmental mandate could impact our ability to operate effectively and conduct ongoing manufacturing or research and development activities. However, we are considered an essential business under applicable state rules and had the option to restart our manufacturing operations at any time. We have necessary components and raw materials on hand and appropriate distancing policies and protocols established to continue manufacturing and other operations. Additionally, we believe we have finished goods inventory on hand to react appropriately to an increase in demand. We anticipate that even if there is a significant increase in demand for our products due to the deferred procedure volume backlog, new sanitization protocols and other capacity constraints may limit the efficient distribution of our finished products if the impact of COVID-19 is prolonged.

While we expect the COVID-19 pandemic to impact our business over the short term as some procedures are temporarily deferred or cancelled altogether, we have taken swift and proactive measures to minimize business disruptions and preserve financial flexibility. In assessing our own cash conservation options, during the second quarter we have taken preemptive steps to curtail near-term spending, including temporarily delaying previously contemplated executive salary increases to the third quarter, slowing hiring initiatives and reducing non-essential sales, general, and administrative expenses. Some expenses planned for the second quarter of 2020, including physician training courses and advertising campaigns, were deferred to later time periods or canceled outright. In the event that COVID-19 continues to limit our procedures and resulting revenue, we may have to reduce our employees’ work hours, furlough employees, reduce salaries, variable compensation and benefits, or implement a reduction-in-force. We may also solicit voluntary leaves of absence from our employees as a cash conservation strategy. Our ongoing operations may be impacted as a result of employees assuming additional roles and responsibilities within our organization and we would have fewer resources available to run our operations, which would reduce our expenses, but could also negatively impact our business operations and revenue as a result. We may also encounter voluntary departures of key employees due to any of the foregoing actions that we undertake. If key personnel or large groups of our employees contract the virus, that may also impact our business and operations. In the meantime, we have taken steps to provide for our employees, including providing the ability for employees to work remotely and implementing strategies to support appropriate social distancing techniques for onsite employees. We are also assessing our business continuity plans in the context of this pandemic.

The outbreak and persistence of COVID-19 in international markets that we have targeted for our international expansion may also delay preparation for and launch of such expansion efforts. Regulatory timelines for approval in some countries have been delayed. The spread of an infectious disease, including COVID-19, could also result in the inability of our suppliers to deliver components or raw materials to us on a timely basis. If there were a shortage of supply, the cost of these materials or components may increase and harm our ability to provide our products on a cost-effective basis. In connection with any supply shortages in the future, reliable and cost-effective replacement sources may not be available on short notice or at all, and this may force us to increase prices and face a corresponding decrease in demand for our products. In the event that any of our suppliers were to discontinue production of our key product components, developing alternate sources of supply for these components would be time consuming, difficult and costly. The extent to which COVID-19 impacts our business will depend on future developments, which are highly uncertain and cannot be predicted, including the duration and severity of the pandemic, the actions taken to reduce the transmission of COVID-19, and the speed with which normal economic and operating conditions resume, among others.

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

Finally, we anticipate that the COVID-19 pandemic may impact clinical and regulatory matters. While we do not have any clinical trials currently in process for regulatory purposes, COVID-19 is delaying enrollment in new clinical trials across the medical device industry and may affect any new trials we decide to pursue. Our ongoing diffusion weighted imaging trials in the US and Europe are experiencing patient enrollment delays. Additionally, we may experience regulatory delays in our effort to seek a label expansion for the ENROUTE stent in standard surgical risk patients, as the FDA has from time to time diverted resources to address the impact of COVID-19. COVID-19 may cause disruptions that could have a material adverse impact on our clinical trial plans and timelines, including:

•Delays in receiving authorizations from local regulatory authorities, ethics committees and institutional review boards to initiate planned clinical trials;

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

Any of these occurrences may significantly harm our business, financial condition and prospects. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the delay or denial of regulatory approvals or clearances of our product.

In addition, the FDA and other global health regulatory agencies may also experience disruptions in their operations as a result of the COVID-19 pandemic. The FDA and comparable foreign regulatory agencies may have slower response times or be under-resourced and, as a result, review, inspection and other timelines may be materially delayed. For example, in response to the global pandemic of COVID-19, on March 10, 2020 the FDA announced its intention to postpone most foreign inspections of manufacturing facilities and products, and subsequently, on March 18, 2020, the FDA announced its intention to temporarily postpone routine surveillance inspections of domestic manufacturing facilities. In July 2020, the FDA announced its intentions to restart prioritized domestic on-site inspections, but noted that the resumption of inspections would depend on data about the COVID-19 trajectory in a given state and locality and the rules and guidelines put in place by state and local governments. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. It is unknown how long such delays or disruptions could last. Any elongation or de-prioritization of our clinical or other product development activities or delay in regulatory review resulting from such disruptions could materially affect our results of operations.

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

Inventory levels in excess of customer demand may result in a portion of our inventory becoming obsolete or expiring, as well as inventory write-downs or write-offs. In the past, we have shipped products with shorter than normal shelf life to customers, and to the extent those products are not used and expire, we may exchange them, and this may materially and adversely affect our gross margin. Conversely, if we underestimate customer demand for our products or our own requirements for components, subassemblies and materials, our manufacturing partners and suppliers may not be able to deliver components, sub-assemblies and materials to meet our requirements and our manufacturing may be affected by the impact of COVID-19 on our suppliers, which could result in inadequate inventory levels or interruptions, delays or cancellations of deliveries to our customers, any of which would damage our reputation, customer relationships and business. In addition, several components, sub-assemblies and materials incorporated into our products require lengthy order lead times, and additional supplies or materials may not be available when required on terms that are acceptable to us or our manufacturing partners, or at all, and our manufacturing partners and suppliers may not be able to allocate sufficient capacity in order to meet our increased requirements, any of which could have an adverse effect on our ability to meet customer demand for our products and our results of operations.
We have limited long-term data regarding the safety and effectiveness of our products, including our ENROUTE stent and TCAR generally.
Our products enable TCAR, which is a relatively new procedure, and our success depends on acceptance of our products and TCAR by the medical industry, including physicians and hospitals. The FDA reviews our products for safety and effectiveness, prior to commercial launch of these products. Thereafter, physicians, through their own use of the products and evaluation of clinical data, make their own decisions as to whether our products are safe and effective for their patients and improve their clinical outcomes. Important factors upon which the effectiveness of our products, including our ENROUTE stent, will be measured include but are not limited to long-term data regarding the risk of stroke and death and the rates of restenosis and reintervention following TCAR. The long-term clinical benefits of procedures that use our products are not fully known. We have limited data on the ENROUTE stent and TCAR up to one year. Any failure of our stent or in-stent restenosis of the carotid artery following deployment of the stent could deter physicians from adopting our products and could have a material adverse effect on our business, financial condition and results of operations.
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
We rely on Cardinal Health to manufacture the ENROUTE stent pursuant to a supply agreement between us and Cordis Corporation, which was acquired by Cardinal Health. We strive to maintain an inventory of several months’ worth of ENROUTE stents to guard against potential shortfalls in supply, and we estimate that it would take one to two years to find an alternative supplier for our ENROUTE stent and multiple years to identify and seek approval for another stent, and in each case qualify it for use with our other products. In addition, Cardinal Health currently manufactures the ENROUTE stent at a facility in Juarez, Mexico. This facility could become subject to a COVID-19 outbreak which would cause Cardinal Health to have to shut down manufacturing operations, which would in turn present risk to the ongoing supply of our stents used in TCAR procedures. The current political and trade relationship between the United States and Mexico is strained and may deteriorate. If Cardinal Health’s ability to manufacture the ENROUTE stent is interrupted as a result, or if Cardinal Health breaches its supply agreement with us, we may not have a sufficient number of stents for delivery to support TCAR procedures. Any shortfall in the supply of ENROUTE stents may result in lower adoption rates for TCAR, fewer TCAR procedures being performed generally, and a material adverse effect on our business, financial condition and results of operations.

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

•Delays in delivery by our suppliers due to changes in demand from us or their other customers; and

•An outbreak of disease or similar public health threat, such as the existing threat of COVID-19, particularly as it may impact our supply chain.

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
Inventory levels in excess of customer demand may result in a portion of our inventory becoming obsolete or expiring, as well as inventory write-downs or write-offs. From time to time, we ship products with short shelf life to customers for procedures, and to the extent those products are not used and expire, we may exchange them, and this may materially and adversely affect our gross margin. Conversely, if we underestimate customer demand for our products or our own requirements for components, subassemblies and materials, our manufacturing partners and suppliers may not be able to deliver components, sub-assemblies and materials to meet our requirements, which could result in inadequate inventory levels or interruptions, delays or cancellations of deliveries to our customers, any of which would damage our reputation, customer relationships and business. In addition, several components, sub-assemblies and materials incorporated into our products require lengthy order lead times, and additional supplies or materials may not be available when required on terms that are acceptable to us or our manufacturing partners, or at all, and our manufacturing partners and suppliers may not be able to allocate sufficient capacity in order to meet our increased requirements, any of which could have an adverse effect on our ability to meet customer demand for our products and our results of operations.
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
The ENROUTE stent is not currently indicated for use in standard surgical risk patients. To access a larger portion of the market for carotid artery disease, we will need to obtain approval by the FDA for a label expansion of the ENROUTE stent in standard surgical risk patients and obtain corresponding reimbursement coverage expansion for TCAR. FDA approval of an ENROUTE stent label expansion may require additional data from clinical studies or registries, which we intend to pursue. However, there are no guarantees that we will be able to obtain such clinical study or registry data or FDA approval of a label expansion for the ENROUTE stent, or that any label expansion or additional reimbursement coverage will be sufficient to adequately access the standard risk portion of the market for carotid artery disease patients. If we are unable to obtain labeling and reimbursement coverage expansion, it may have a material adverse effect on our business, financial condition and results of operations.
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
Due to our recent growth in our business, we are actively looking for additional facilities to store finished goods and to supplement the shipping and receiving capacity of our main offices in Sunnyvale, California. We are also searching for additional space to provide offices for the employees we expect to hire in California. We determined to supplement our distribution operations with third-party logistics and warehousing services in another part of the country, and are in the process of enabling these services to be fully operational. There is competition for office, shipping and warehousing space in the San Francisco Bay area and we can provide no assurance that we will find additional space or that such space will be on reasonable terms or that we will be successful in our efforts to contract with third parties elsewhere to augment our logistics and warehousing capabilities. If we are unable to obtain additional space or support on commercially reasonable terms our costs may go up or our business operations may be adversely affected.
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
In order to generate future growth, we plan to continue to expand and leverage our sales, marketing, and medical affairs infrastructure to increase our trained physician and hospital customer base and our business. Identifying and recruiting qualified sales, marketing and medical affairs personnel and training them on TCAR, on applicable federal and state laws and regulations, and on our internal policies and procedures requires significant time, expense and attention. It often takes several months or more before a sales representative is fully trained and productive. Our sales force may subject us to higher fixed costs than those of companies with competing products, such as stents, that utilize independent third parties, which could place us at a competitive disadvantage. Our business may be harmed if our efforts to expand and train our sales force do not generate a corresponding increase in revenue, and our higher fixed costs may slow our ability to reduce costs in the face of a sudden decline in demand for our products. Any failure to hire, develop and retain talented sales personnel, to achieve desired productivity levels in a reasonable period of time or timely reduce fixed costs, could have a material adverse effect on our business, financial condition and results of operations. Our ability to increase our customer base and achieve broader market acceptance of our products will depend to a significant extent on our ability to expand our marketing efforts. We plan to dedicate significant resources to our marketing programs. Our business may be harmed if our marketing efforts and expenditures do not generate a corresponding increase in revenue. In addition, we believe that developing and maintaining broad awareness of our brand is critical to achieving broad acceptance of our products and penetrating new accounts. Brand promotion activities may not generate patient or physician awareness or increase revenue, and even if they do, any increase in revenue may not offset the costs and expenses we incur in building our brand. Our medical affairs department may not train physicians at a rate sufficient to expand our physician base in a manner consistent with our business plan. If we fail to successfully promote, maintain and protect our brand, we may fail to attract or retain the physician acceptance necessary to realize a sufficient return on our brand building efforts, or to achieve the level of brand awareness that is critical for broad adoption of our products.

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
Our success depends largely on the continued services of key members of our executive management team and others in key management positions. For example, the services of Erica Rogers, our Chief Executive Officer, and Lucas Buchanan, our Chief Financial Officer, are essential to driving adoption of our products, executing on our corporate strategy and ensuring the continued operations and integrity of financial reporting within our company. In addition, the services of Andrew Davis, our Chief Commercial Officer, are critical to driving the growth in sales of our products. Any of our employees may terminate their employment with us at any time. We do not currently maintain key person life insurance policies on any of our employees. If we lose one or more key employees, we may experience difficulties in competing effectively, developing our technologies and implementing our business strategy.
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
We believe that our cash and cash equivalents and investments as of June 30, 2020 and expected revenue will be sufficient to meet our capital requirements and fund our operations for at least the next 12 months. However, we have based these estimates on assumptions that may prove to be incorrect, and we could spend our available financial resources much faster than we currently expect. Our future funding requirements will depend on many factors, including:

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

•The impact of COVID-19 on our business and operations;

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
As of June 30, 2020, we had an aggregate of approximately $45.1 million in principal and interest outstanding under our term loan agreement. We must make significant interest only quarterly payments under the loan agreement, which has diverted and will continue to divert resources from other activities. Our obligations under the term loan agreement are collateralized by substantially all of our assets, including our material intellectual property, and we are subject to customary financial and operating covenants limiting our ability to, among other things, relocate or dispose of assets, undergo a change in control, merge or consolidate, enter into certain transactions with affiliates, make acquisitions, incur debt, pay dividends, grant liens, repurchase stock and make investments, in each case subject to certain exceptions. The covenants related to the term loan agreement, as well as any future financing agreements into which we may enter, may restrict our ability to finance our operations and engage in, expand or otherwise pursue our business activities and strategies. While we have not previously breached and are not currently in breach of these or any other covenants contained in our term loan agreement, there can be no guarantee that we will not breach these covenants in the future. Our ability to comply with these covenants may be affected by events beyond our control, and future breaches of any of these covenants could result in a default under the loan agreement. If not waived, future defaults could cause all of the outstanding indebtedness under the term loan agreement to become immediately due and payable and terminate commitments to extend further credit. If we do not have or are unable to generate sufficient cash available to repay our debt obligations when they become due and payable, either upon maturity or in the event of a default, our assets could be foreclosed upon and we may not be able to obtain additional debt or equity financing on favorable terms, if at all, which may negatively impact our ability to operate and continue our business as a going concern.
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
Additionally, we may file lawsuits or initiate other proceedings to protect or enforce our patents, trademarks or other intellectual property rights, which could be expensive, time consuming and unsuccessful. Competitors may infringe our issued patents, trademarks or other intellectual property. To counter infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time-consuming. Any claims we assert against perceived infringers could provoke these parties to assert counterclaims against us alleging that we infringe their intellectual property. In addition, in a patent infringement proceeding, a court may decide that a patent of ours is invalid or unenforceable, in whole or in part, construe the patent’s claims narrowly or refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. Furthermore, even if our patents are found to be valid and infringed, a court may refuse to grant injunctive relief against the infringer and instead grant us monetary damages and/or ongoing royalties. Such monetary compensation may be insufficient to adequately offset the damage to our business caused by the infringer’s competition in the market. An adverse result in any litigation proceeding could put one or more of our patents at risk of being invalidated or interpreted narrowly, which could adversely affect our competitive business position, financial condition and results of operations.
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
As a condition of approving a PMA application, the FDA may also require some form of post-approval study or post-market surveillance, whereby the applicant conducts a follow-up study or follows certain patient groups for a number of years and makes periodic reports to the FDA on the clinical status of those patients when necessary to protect the public health or to provide additional safety and effectiveness data for the device. As a part of our PMA approval, we agreed with the FDA to conduct a post-approval study at a minimum of 30 sites in the United States to evaluate the safety and effectiveness of our products in at least 600 subjects. We have completed enrollment in this study and submitted our final report to the FDA. On February 11, 2020 we received notice from the FDA of their review and that we have fulfilled the post-approval study requirement. A PMA supplement with the updated labeling was submitted to FDA in December 2019 and subsequently approved by FDA in June 2020. The updated labeling included outcomes and adverse event data from the ROADSTER 2 Post-Approval Study. Failure to have conducted the post-approval study in compliance with applicable regulations or to have timely completed required post-approval studies or comply with other post-approval requirements could result in withdrawal of approval of the PMA, which would harm our business.

In addition, we are required to investigate all product complaints we receive, and timely file reports with the FDA, including MDRs that require that we report to regulatory authorities if our products may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction were to recur.  If these reports are not submitted in a timely manner, regulators may impose sanctions and we may be subject to product liability or regulatory enforcement actions, including warning letters, untitled letters, fines, civil penalties, recalls, seizures, operating restrictions, denial of requests for 510(k) clearance or premarket approval of new products, new intended uses or modifications to existing products, withdrawal of current 510(k) clearances or premarket approvals and narrowing of approved or cleared product labeling, all of which could harm our business.  In addition, the FDA may provide notice of and conduct additional inspections, such as “for cause” inspections, of our business, sites and facilities as part of its review process. We previously identified the need to implement corrective actions to our complaint handling procedures, which may have caused a delay in timely submission of 51 MDR reports to the FDA since we began commercialization in 2015.  As of July 31, 2020, we had filed 198 MDR reports with the FDA for adverse events including stroke, arterial dissection, stent thrombosis and wound complications.
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
In 2017, the European Union released new regulations to ensure patient safety with the use of pharmaceuticals, medical devices and in-vitro diagnostics that will go into effect starting in May 2021. The new regulations replace predecessor directives and emphasize a global convergence of regulations. Major changes include:
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
The holders of an aggregate of 1,456,462 shares of our outstanding common stock, have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or our stockholders. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by our affiliates as defined in Rule 144 under the Securities Act. Any sales of securities by these stockholders could have a material adverse effect on the market price of our common stock.
Our directors, officers and principal stockholders have significant voting power and may take actions that may not be in the best interests of our other stockholders.
As of June 30, 2020, our directors, officers and each stockholder holding 5% or more of our outstanding common stock and their affiliates beneficially owned approximately 30.0% of our outstanding common stock in the aggregate. Actions taken by these stockholders may have the effect of delaying or preventing a change in control, might adversely affect the market price of our common stock and may not be in the best interests of other stockholders.

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
With the oversight of senior management and our audit committee, we began the implementation of remediation steps in 2018. These efforts focused on (i) the hiring of personnel with technical accounting and financial reporting experience and (ii) the implementation of improved accounting and financial reporting procedures and systems to improve the completeness, timeliness and accuracy of our financial reporting and disclosures including the assessment of more judgmental areas of accounting. We believe the measures described above will remediate the material weaknesses identified and strengthen our internal control over financial reporting. While we believe the steps taken in our remediation initiatives outlined above are sufficient to remediate the material weaknesses in internal control over financial reporting, our improvements, including the enhanced controls, have not operated for a sufficient period of time to demonstrate that the material weaknesses are fully remediated. As such, the remediation initiatives outlined above were not sufficient to fully remediate the material weaknesses in internal control over financial reporting for the six months ended June 30, 2020. We are committed to continuing to improve our internal control processes and will continue to diligently and vigorously review our financial reporting controls and procedures.
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
We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, or Section 404, to furnish a report by management on the effectiveness of our internal control over financial reporting for the year ended December 31, 2020. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. Based on our market capitalization as of June 30, 2020, we will be required to comply with, among other requirements, the auditor attestation requirements of Section 404 for our next annual report. If we have a material weakness, we would receive an adverse opinion regarding our internal control over financial reporting from our independent registered accounting firm.

We are continuing the costly and challenging process of compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404, and we may not be able to complete our evaluation, testing and any required remediation in a timely fashion. Our compliance with Section 404 will require that we incur substantial accounting expense and expend significant management efforts. We recently engaged outside consultants and intend that they function in the capacity of an internal audit group, and we will need to continue to hire additional consultants, accounting and financial staff with appropriate public company experience and technical accounting knowledge and compile the system and process documentation necessary to perform the evaluation needed to comply with Section 404.
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
We are a “smaller reporting company” and we cannot be certain if the reduced disclosure requirements applicable to us will make our common stock less attractive to investors.
As a smaller reporting company, we may take advantage of certain exemptions from reporting requirements that are applicable to other public companies. We cannot predict if investors will find our common stock less attractive to the extent we rely on available exemptions. If some investors do find our common stock less attractive, there may be a less active trading market for our common stock and our stock price may be more volatile or may decline.
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
Our chief financial officer had not previously been the chief financial officer of a publicly traded company and our chief executive officer had not previously been the chief executive officer of a publicly traded company. As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal control. We are required, pursuant to Section 404, to evaluate and determine the effectiveness of our internal control over financial reporting and, beginning with our second annual report after the completion of our initial public offering in April 2019, provide a management report on the internal control over financial reporting. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. Based on our market capitalization as of June 30, 2020, we will also be required to comply with, among other requirements, the auditor attestation requirements of Section 404 for our next annual report. If we then have a material weakness, we would receive an adverse opinion regarding our internal control over financial reporting from our independent registered accounting firm. If we are unable to remediate our material weaknesses or if we have an additional material weakness in our internal control over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. We are implementing the process and documentation necessary to perform the evaluation needed to comply with Section 404. We may not be able to complete our evaluation, testing and any required remediation in a timely fashion.

If we are unable to remediate our material weaknesses or if we have additional material weaknesses in our internal control over financial reporting in the future, we may not detect errors on a timely basis and our financial statements may be materially misstated. Although we have begun the costly and challenging process of compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404, we may not be able to complete our evaluation, testing and any required remediation in a timely fashion. Our compliance with Section 404 will require that we incur substantial accounting expense and expend significant management efforts. We recently engaged outside consultants and intend that they function in the capacity of an internal audit group, and we will need to continue to hire additional consultants, accounting and financial staff with appropriate public company experience and technical accounting knowledge and compile the system and process documentation necessary to perform the evaluation needed to comply with Section 404.
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

In May 2020, we completed an underwritten public offering of 6,808,154 shares of common stock through a registration statement on Form S-3/ASR (File No. 333-238007), which was automatically effective upon filing on May 5, 2020. Pursuant to this registration statement we sold an aggregate 1,923,076 shares of our common stock at a public offering price of $39.00 per share for an aggregate offering price of $75.0 million, and certain selling stockholders sold an additional 4,885,078 shares of common stock. We received cash proceeds of approximately $70.5 million, net of underwriting discounts and commissions of approximately $3.8 million and offering costs of approximately $0.7 million. On May 20, 2020, the underwriters fully exercised their option to purchase 1,021,223 additional shares of common stock from the selling stockholders pursuant to the underwriting agreement. We did not receive any of the proceeds from the sale of the shares of common stock by the selling stockholders.

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
On August 6, 2020, Donald J. Zurbay was appointed by the Board to serve on the Compensation Committee. Following the appointment, the Compensation Committee consisted of Tony M. Chou, M.D. (Chairperson), Ruoxi Chen and Donald J. Zurbay. Mr. Zurbay will receive standard compensation for his membership on the Committee.

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

SILK ROAD MEDICAL, INC.

August 13, 2020	By:	/s/ Erica J. Rogers
Erica J. Rogers President, Chief Executive Officer and Director (principal executive officer)
August 13, 2020	By:	/s/ Lucas W. Buchanan
Lucas W. Buchanan Chief Financial Officer (principal financial officer and principal accounting officer)