Form 10-Q
period 2020-09-30
Silk Road Medical Inc
filed 2020-11-16
CIK 1397702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
REGISTRATION STATEMENT
Under
The Securities Act of 1933

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
As of October 31, 2020, the number of outstanding shares of the registrant's common stock, par value $0.001 per share, was 33,958,944.

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

Part I. Financial Information
Item 1: Unaudited Condensed Financial Statements

Silk Road Medical, Inc. Condensed Balance Sheets (unaudited)

(in thousands, except share and per share data)	September 30,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$62,468	$39,181
Short-term investments	91,442	51,508
Accounts receivable, net	9,398	8,601
Inventories	10,946	10,322
Prepaid expenses and other current assets	3,443	2,878
Total current assets	177,697	112,490
Long-term investments	—	18,224
Property and equipment, net	2,824	2,734
Restricted cash	310	310
Other non-current assets	2,997	3,644
Total assets	$183,828	$137,402
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$2,046	$1,898
Accrued liabilities	13,008	15,034
Total current liabilities	15,054	16,932
Long-term debt	45,160	44,879
Other liabilities	3,876	3,700
Total liabilities	64,090	65,511
Commitments and contingencies (Note 7)
Stockholders' equity:
Preferred stock, $0.001 par value
Shares authorized: 5,000,000 at September 30, 2020 and December 31, 2019
Shares issued and outstanding: none	—	—
Common stock, $0.001 par value
Shares authorized: 100,000,000 at September 30, 2020 and December 31, 2019
Shares issued and outstanding: 33,889,077 and 31,255,267 at September 30, 2020 and December 31, 2019, respectively	34	31
Additional paid-in capital	341,687	263,384
Accumulated other comprehensive income	152	2
Accumulated deficit	(222,135)	(191,526)
Total stockholders' equity	119,738	71,891
Total liabilities and stockholders' equity	$183,828	$137,402

The accompanying notes are an integral part of these condensed financial statements.

Silk Road Medical, Inc. Condensed Statements of Operations and Comprehensive Loss (unaudited)

(in thousands, except share and per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue	$20,067	$17,026	$54,093	$44,721
Cost of goods sold	5,488	4,170	16,074	11,206
Gross profit	14,579	12,856	38,019	33,515
Operating expenses:
Research and development	4,711	3,187	11,232	9,008
Selling, general and administrative	19,202	17,064	54,652	45,064
Total operating expenses	23,913	20,251	65,884	54,072
Loss from operations	(9,334)	(7,395)	(27,865)	(20,557)
Interest income	249	565	951	1,215
Interest expense	(1,215)	(1,176)	(3,620)	(3,736)
Other income (expense), net	(15)	(1)	(74)	(21,046)
Net loss	(10,315)	(8,007)	(30,608)	(44,124)
Other comprehensive loss:
Unrealized gain (loss) on investments, net	(164)	—	150	—
Net change in other comprehensive loss	(164)	—	150	—
Net loss and comprehensive loss	$(10,479)	$(8,007)	$(30,458)	$(44,124)
Net loss per share, basic and diluted	$(0.31)	$(0.26)	$(0.94)	$(2.18)
Weighted average common shares used to compute net loss per share, basic and diluted	33,757,599	30,764,354	32,597,007	20,249,580

The accompanying notes are an integral part of these condensed financial statements.

Silk Road Medical, Inc. Condensed Statements of Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit) (unaudited)

(in thousands, except share data)	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount
Balances at December 31, 2019	31,255,267	$31	$263,384	$(191,526)	$2	$71,891
Exercise of stock options	140,370	—	274	—	—	274
Stock-based compensation	—	—	1,293	—	—	1,293
Net loss	—	—	—	(9,941)	—	(9,941)
Unrealized gain on investments, net	—	—	—	—	440	440
Balances at March 31, 2020	31,395,637	31	264,951	(201,467)	442	63,957
Issuance of common stock in connection with public offering, net of underwriting discount, commissions and offering costs of $4,457	1,923,076	2	70,541	—	—	70,543
Exercise of stock options	265,467	1	603	—	—	604
Issuance of common stock under employee stock purchase plan	25,919	—	801	—	—	801
Stock-based compensation	—	—	1,654	—	—	1,654
Net loss	—	—	—	(10,353)	—	(10,353)
Unrealized loss on investments, net	—	—	—	—	(126)	(126)
Balances at June 30, 2020	33,610,099	34	338,550	(211,820)	316	127,080
Exercise of stock options	278,978	—	1,131	—	—	1,131
Stock-based compensation	—	—	2,006	—	—	2,006
Net loss	—	—	—	(10,315)	—	(10,315)
Unrealized loss on investments, net	—	—	—	—	(164)	(164)
Balances at September 30, 2020	33,889,077	$34	$341,687	$(222,135)	$152	$119,738

The accompanying notes are an integral part of these condensed financial statements.

Silk Road Medical, Inc. Condensed Statements of Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit) (unaudited)

(in thousands, except share data)	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balances at December 31, 2018	21,233,190	$105,235	1,135,310	$1	$4,557	$(139,111)	$(134,553)
Exercise of Series C preferred stock warrants	4,915	30	—	—	—	—	—
Exercise of stock options	—	—	251,305	—	375	—	375
Stock-based compensation	—	—	—	—	262	—	262
Net loss and comprehensive loss	—	—	—	—	—	(24,158)	(24,158)
Balances at March 31, 2019	21,238,105	105,265	1,386,615	1	5,194	(163,269)	(158,074)
Exercise of Series C preferred stock warrants	287,446	1,754	—	—	—	—	—
Exercise of common stock warrants	—	—	3,764	—	31	—	31
Issuance of common stock in IPO, net of underwriting discount, commissions and offering costs of $10,961	—	—	6,000,000	6	109,033	—	109,039
Conversion of preferred stock to common stock issued upon the conversion of preferred stock into common stock in IPO	(23,178,555)	(144,140)	23,178,555	23	144,117	—	144,140
Net exercise of Series C preferred stock warrants in connection with IPO	1,653,004	37,121	—	—	—	—	—
Net exercise of common stock warrants in connection with IPO	—	—	2,204	—	—	—	—
Exercise of stock options	—	—	176,576	1	363	—	364
Stock-based compensation	—	—	—	—	836	—	836
Net loss and comprehensive loss	—	—	—	—	—	(11,959)	(11,959)
Balances at June 30, 2019	—	—	30,747,714	31	259,574	(175,228)	84,377
Exercise of stock options	—	—	28,266	—	68	—	68
Decrease in IPO offering costs	—	—	—	—	80	—	80
Stock-based compensation	—	—	—	—	925	—	925
Net loss and comprehensive loss	—	—	—	—	—	(8,007)	(8,007)
Balances at September 30, 2019	—	$—	30,775,980	$31	$260,647	$(183,235)	$77,443

The accompanying notes are an integral part of these condensed financial statements.

Silk Road Medical, Inc. Condensed Statements of Cash Flows (unaudited)

(in thousands)	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities
Net loss	$(30,608)	$(44,124)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	563	530
Stock-based compensation expense	4,953	2,023
Change in fair value of redeemable convertible preferred stock warrant liability	—	21,030
Amortization of premiums (accretion of discounts) on investments, net	145	—
Amortization of debt discount and debt issuance costs	35	34
Amortization of right-of-use asset	447	440
Non-cash interest expense	249	595
Loss on disposal of property and equipment	51	—
Change in provision for doubtful accounts receivable	(26)	641
Provision for excess and obsolete inventories	109	78
Changes in assets and liabilities
Accounts receivable	(771)	(3,575)
Inventories	(732)	(3,609)
Prepaid expenses and other current assets	(565)	(2,096)
Other assets	200	764
Accounts payable	29	712
Accrued liabilities	(2,054)	2,777
Other liabilities	176	(569)
Net cash used in operating activities	(27,799)	(24,349)

Cash flows from investing activities
Purchases of property and equipment	(587)	(337)
Purchases of investments	(58,884)	—
Proceeds from maturity of investments	37,180	—
Net cash used in investing activities	(22,291)	(337)

Cash flows from financing activities
Proceeds from public offerings, net of underwriting discount, commissions and offering costs paid	70,568	109,352
Proceeds from issuance of common stock	2,809	806
Proceeds from exercise of redeemable convertible preferred stock warrants	—	1,784
Proceeds from exercise of common stock warrants	—	31
Net cash provided by financing activities	73,377	111,973
Net change in cash, cash equivalents and restricted cash	23,287	87,287
Cash, cash equivalents and restricted cash, beginning of period	39,491	25,300
Cash, cash equivalents and restricted cash, end of period	$62,778	$112,587

Supplemental disclosure of cash flow information
Cash paid for interest	$3,336	$3,107
Non-cash investing and financing activities:
Accounts payable and accrued liabilities for purchases of property and equipment	$118	$9
Offering costs in accounts payable and accrued liabilities	$25	$—
Right-of-use asset obtained in exchange for lease obligation	$—	$3,982
Net exercise of convertible preferred stock warrants to preferred stock	$—	$37,121
Conversion of convertible preferred stock to common stock upon initial public offering	$—	$144,140

The accompanying notes are an integral part of these condensed financial statements.

Silk Road Medical, Inc. Notes to Condensed Financial Statements (unaudited)

1.    Formation and Business of the Company
The Company
Silk Road Medical, Inc. (the “Company”) was incorporated in the state of Delaware on March 21, 2007. The Company has developed a technologically advanced, minimally-invasive solution for patients with carotid artery disease who are at risk for stroke. The Company's portfolio of TCAR products enable a new procedure, referred to as transcarotid artery revascularization, or TCAR, that combines the benefits of endovascular techniques and surgical principles. The Company manufactures and sells in the United States its portfolio of TCAR products which are designed to provide direct access to the carotid artery, effective reduction in stroke risk throughout the procedure, and long-term restraint of carotid plaque. The Company commercialized its products in the United States in late 2015.
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

Silk Road Medical, Inc. Notes to Condensed Financial Statements (unaudited)

2.    Summary of Significant Accounting Policies
Basis of Preparation
The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, or U.S. GAAP, and applicable rules and regulations of the Securities and Exchange Commission, or SEC, regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP have been condensed or omitted, and accordingly the balance sheet as of December 31, 2019, and related disclosures, have been derived from the audited financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements. These unaudited condensed financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for the fair statement of the Company’s condensed financial information. The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any other interim period or for any other future year.
The accompanying interim unaudited condensed financial statements and related financial information should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2019 included in the Company's annual report on Form 10-K filed with the SEC on March 2, 2020.
Adjustment to Prior Period Financial Statements
The Company has adjusted the accompanying Condensed Statement of Cash Flows for the nine months ended September 30, 2019 to increase each of the accounts receivable, net, and accrued liabilities amounts by $522,000 for an immaterial prior period error in the classification of provisions for returns from customers.
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
Due to the coronavirus (“COVID-19”) pandemic, there has been continued uncertainty and disruption in the global economy and financial markets. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of September 30, 2020. The Company has also considered information available to it as of the date of issuance of these financial statements and is not aware of any specific events or circumstances that would require an update to its estimates or judgments, or a revision to the carrying value of its assets or liabilities. These estimates may change as new events occur and additional information becomes available. Actual results could differ materially from these estimates.

Silk Road Medical, Inc. Notes to Condensed Financial Statements (unaudited)
Fair Value of Financial Instruments
The Company has evaluated the estimated fair value of its financial instruments as of September 30, 2020 and December 31, 2019. The carrying amounts of certain of the Company’s financial instruments, which include cash equivalents, short-term investments, long-term investments, restricted cash, accounts receivable, accounts payable and accrued liabilities approximate their respective fair values because of the short-term nature of these instruments. Management believes that its long-term debt bears interest at the prevailing market rates for instruments with similar characteristics (Level 2 within the fair value hierarchy); accordingly, the carrying value of this instrument approximates its fair value. Prior to the Company's IPO, fair value accounting was applied to the redeemable convertible preferred stock warrant liability.
Cash, Cash Equivalents and Restricted Cash
The Company considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents. Cash equivalents are considered available-for-sale marketable securities and are recorded at fair value, based on quoted market prices. As of September 30, 2020 and December 31, 2019, the Company’s cash equivalents are entirely comprised of investments in money market funds.
Restricted cash as of September 30, 2020 and December 31, 2019 consists of a letter of credit of $310,000 representing collateral for the Company's facility lease.
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

Concentration of Credit Risk, and Other Risks and Uncertainties
The Company is subject to risks related to public health criseses such as the global pandemic associated with COVID-19, which has spread to most countries and all 50 states within the United States. The COVID-19 outbreak has negatively impacted, and may continue to negatively impact the Company’s operations, its revenue and overall financial condition by significantly decreasing the number of TCAR procedures performed. The number of TCAR procedures performed, similar to other surgical procedures, has significantly decreased as health care organizations globally have prioritized the treatment of patients with COVID-19. For example, in the United States, governmental authorities have recommended, and in certain cases required, that elective, specialty and other procedures and appointments, be suspended or canceled to focus limited resources and personnel and hospital capacity toward the treatment of COVID-19 and to avoid exposing patients to COVID-19. These measures and challenges will likely

Silk Road Medical, Inc. Notes to Condensed Financial Statements (unaudited)
continue for the duration of the pandemic, which is uncertain, and will continue to negatively impact the Company’s revenue while the pandemic continues.

Financial instruments that potentially subject the Company to credit risk consist of cash and cash equivalents, investments and accounts receivable to the extent of the amounts recorded on the balance sheet. Cash, cash equivalents, and investments are deposited in financial institutions which, at times, may be in excess of federally insured limits. Cash equivalents are invested in highly rated money market funds and United States treasury bills. The Company invests in a variety of financial instruments, such as, but not limited to, commercial paper, corporate bonds/notes, United States Government securities, asset-backed securities and, by policy, limits the amount of credit exposure with any one financial institution or commercial issuer. The Company has not experienced any material losses on its deposits of cash and cash equivalents or investments during the three and nine months ended September 30, 2020 and 2019.

The Company’s accounts receivable are due from a variety of health care organizations in the United States. At September 30, 2020 and December 31, 2019, no customer represented 10% or more of the Company’s accounts receivable. For the three and nine months ended September 30, 2020 and 2019, there were no customers that represented 10% or more of revenue.
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

Silk Road Medical, Inc. Notes to Condensed Financial Statements (unaudited)
As of September 30, 2020 and December 31, 2019, the Company recorded $131,000 and $102,000, respectively, of unbilled receivables, which are included in accounts receivable, net on the condensed balance sheet, as the Company has an unconditional right to payment as of the end of the applicable period.
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
Comprehensive Loss
Comprehensive loss consists of net loss and changes in unrealized gains and losses on investments classified as available-for-sale. For the three and nine months ended September 30, 2020, the Company’s unrealized gains and losses on available-for-sale investments represent the only component of other comprehensive loss that are excluded from the reported net loss and that are presented in the

Silk Road Medical, Inc. Notes to Condensed Financial Statements (unaudited)
condensed statements of operations and comprehensive loss. Accumulated other comprehensive income or loss is presented in the accompanying condensed balance sheet as a component of stockholders' equity. For the three and nine months ended September 30, 2019, there was no difference between the Company's comprehensive loss and its net loss.
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
Net loss per share was determined as follows (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net loss	$(10,315)	$(8,007)	$(30,608)	$(44,124)
Weighted average common stock outstanding used to compute net loss per share, basic and diluted	33,757,599	30,764,354	32,597,007	20,249,580
Net loss, basic and diluted	$(0.31)	$(0.26)	$(0.94)	$(2.18)

The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted average shares outstanding because such securities have an antidilutive impact due to the Company's net loss:

	September 30,
	2020	2019
Common stock options	4,451,768	4,677,878
Restricted stock units	44,109	—
	4,495,877	4,677,878

Segment and Geographical Information
The Company operates and manages its business as one reportable and operating segment. The Company’s chief executive officer, who is the chief operating decision maker, reviews financial information on an aggregate basis for purposes of allocating resources and evaluating financial performance. All of the Company’s long-lived assets are based in the United States. Long-lived assets are comprised of property and equipment and the Company's right-of-use asset. All of the Company’s revenue was in the United States for the three and nine months ended September 30, 2020 and 2019, based on the shipping location of the external customer.

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
Recently Issued Accounting Standards
In June 2016, the FASB issued ASU 2016-13, "Measurement of Credit Losses on Financial Statements." This update provides financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The update replaces the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. In October 2019, the FASB delayed the effective date of this standard for smaller reporting companies, as such ASU 2016-13 would originally be effective for the Company on January 1, 2023. As of June 30, 2020, the Company no longer qualified as a smaller reporting company, accordingly ASU 2016-13 will become effective for the Company on January 1, 2021. The Company is evaluating the impact of adopting this guidance to the Company's financial statements and related disclosures.
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

The following tables sets forth by level within the fair value hierarchy the Company’s assets that are reported at fair value as of September 30, 2020 and December 31, 2019, using the inputs defined above (in thousands):

	September 30, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$61,078	$—	$—	$61,078
U.S. treasury bills	—	9,999	—	9,999
Commercial paper	—	31,863	—	31,863
Corporate bonds/notes	—	16,186	—	16,186
U.S. government securities	—	33,394	—	33,394
	$61,078	$91,442	$—	$152,520

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$34,363	$—	$—	$34,363
Commercial paper	—	9,919	—	9,919
Corporate bonds/notes	—	10,176	—	10,176
U.S. government securities	—	44,456	—	44,456
Asset-backed securities	—	5,181	—	5,181
	$34,363	$69,732	$—	$104,095

There were no transfers between fair value hierarchy levels during the three and nine months ended September 30, 2020 and 2019.

Silk Road Medical, Inc. Notes to Condensed Financial Statements (unaudited)

5.    Balance Sheet Components
Investments
The fair value of the Company's available-for-sale investments as of September 30, 2020 and December 31, 2019 are as follows (in thousands):

	September 30, 2020
		Gross Unrealized		Estimated
	Amortized Cost	Gains	Losses	Fair Value
Money market funds	$61,078	$—	$—	$61,078
U.S. treasury bills	9,998	1	—	9,999
Commercial paper	31,863	—	—	31,863
Corporate bonds/notes	16,179	7	—	16,186
U.S. government securities	33,250	144	—	33,394
Asset-backed securities	—	—	—	—
	$152,368	$152	$—	$152,520
Classified as:
Cash equivalents				$61,078
Short-term investments				91,442
				$152,520

	December 31, 2019
		Gross Unrealized		Estimated
	Amortized Cost	Gains	Losses	Fair Value
Money market funds	$34,363	$—	$—	$34,363
Commercial paper	9,919	—	—	9,919
Corporate bonds/notes	10,180	—	(4)	10,176
U.S. government securities	44,450	9	(3)	44,456
Asset-backed securities	5,181	—	—	5,181
	$104,093	$9	$(7)	$104,095
Classified as:
Cash equivalents				$34,363
Short-term investments				51,508
Long-term investments				18,224
				$104,095

Silk Road Medical, Inc. Notes to Condensed Financial Statements (unaudited)
The following table summarizes the fair value of the Company’s cash equivalents, short-term and long-term investments classified by maturity as of September 30, 2020 and December 31, 2019 (in thousands):

	September 30,	December 31,
	2020	2019
Amounts maturing within one year	$152,520	$85,871
Amounts maturing after one year through two years	—	18,224
	$152,520	$104,095

Available-for-sale investments held as of September 30, 2020 had a weighted average days to maturity of 136 days.

The following table presents the Company's available-for-sale investments that were in an unrealized loss position as of September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020		December 31, 2019
	Less than 12 months		Less than 12 months
Assets:	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate bonds/notes	$—	$—	$10,128	$(4)
U.S. government securities	—	—	19,067	(3)
	$—	$—	$29,195	$(7)

Inventories
Components of inventories were as follows:

(in thousands)	September 30,	December 31,
	2020	2019
Raw materials	$1,725	$1,203
Finished products	9,221	9,119
Total	$10,946	$10,322

As of September 30, 2020 and December 31, 2019, there were no work-in-process inventories.

Silk Road Medical, Inc. Notes to Condensed Financial Statements (unaudited)
Accrued Liabilities
Accrued liabilities consist of the following:

(in thousands)	September 30,	December 31,
	2020	2019
Accrued payroll and related expenses	$8,538	$9,151
Provision for sales returns	1,109	2,419
Accrued professional services	942	682
Operating lease liability	829	769
Accrued royalty expense	491	470
Deferred revenue	384	304
Accrued travel expenses	259	431
Accrued clinical expenses	169	241
Accrued other expenses	287	567
Total	$13,008	$15,034

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
The Company is subject to financial covenants related to liquidity and minimum trailing revenue targets that began in December 31, 2016 and are tested on an annual basis. The liquidity covenant requires the Company to maintain an amount which shall exceed the greater of (i) $3,000,000 and (ii) the minimum cash balance, if any, required of the Company by a creditor to the extent the Company has incurred permitted priority debt. The Company had to achieve minimum net revenue of $1,000,000 in 2016, $5,000,000 in 2017, $15,000,000 in 2018, $30,000,000 in 2019 and must achieve minimum net revenue of $40,000,000 in 2020. The liquidity financial covenant has a 90-day equity cure period following end of the calendar year to issue additional shares of equity interests in exchange for cash, or to borrow permitted cure debt. In addition, the term loan agreement prohibits the payment of cash dividends on the Company’s capital stock and also places restrictions on mergers, sales of assets, investments, incurrence of liens, incurrence of indebtedness and transactions with affiliates. CRG may accelerate the payment terms of the term loan agreement upon the occurrence of certain events of default set forth therein, which include the failure of the Company to make timely payments of amounts due under the term loan agreement, the failure of the Company to adhere to the covenants set forth in the term loan agreement, the insolvency of the Company or upon the occurrence of a material adverse change. As of September 30, 2020, the Company was in compliance with all applicable financial covenants. As of September 30, 2020, management does not believe that it is probable that the above clauses will be triggered within the next twelve months, and therefore, the debt is classified as long-term on the condensed balance sheet. See Note 12.
Future maturities under the term loan agreement as of September 30, 2020 are as follows (in thousands):

Period Ending December 31:	Amount
2020	$1,120
2021	4,442
2022	48,255
53,817
Add: Accretion of closing fees	1,452
55,269
Less: Amount representing interest	(10,004)
Less: Amount representing debt discount and debt issuance costs	(105)
Present value of minimum payments	$45,160

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

Silk Road Medical, Inc. Notes to Condensed Financial Statements (unaudited)

7.    Commitments and Contingencies
Operating Lease and Rights-of-Use
The Company’s operating lease obligation consists of leased office, laboratory, and manufacturing space under a non-cancellable operating lease that expires in October 2024. The lease agreement includes a renewal provision allowing the Company to extend this lease for an additional period of five years. Operating lease costs were $217,000 for each of the three months ended September 30, 2020 and 2019 and $652,000 for each of the nine months ended September 30, 2020 and 2019. Cash paid for amounts included in the measurement of operating lease liabilities was $197,000, $569,000, $178,000 and $540,000 for the three and nine months ended September 30, 2020 and 2019, respectively. As of September 30, 2020, the weighted average discount rate was approximately 6.50% and the weighted average remaining lease term was 4.08 years. Balance sheet information as of September 30, 2020 consists of the following (in thousands):

Operating Lease:	September 30, 2020
Operating lease right-of-use asset in other non-current assets	$2,953
Operating lease liability in accrued liabilities	$829
Operating lease liability in other liabilities	3,071
Total operating lease liabilities	$3,900

The following table summarizes the Company’s operating lease maturities as of September 30, 2020 (in thousands):

Period Ending December 31:	Amount
2020	$262
2021	1,066
2022	1,096
2023	1,127
2024	904
Total lease payments	4,455
Less: imputed interest	(555)
Present value of lease liabilities	$3,900

Purchase Obligations
Purchase obligations consist of agreements to purchase goods and services entered into in the ordinary course of business. As of September 30, 2020, the Company had non-cancellable purchase obligations to suppliers of $10,015,000.
In November 2020, the Company entered into an agreement for the purchase of services resulting in an additional non-cancellable purchase obligation of $1,500,000.

Indemnification
In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties and may provide for indemnification of the counterparty. The Company’s exposure under these agreements is unknown because it involves claims that may be made

Silk Road Medical, Inc. Notes to Condensed Financial Statements (unaudited)
against it in the future but have not yet been made. To date, the Company has not been subject to any claims or been required to defend any action related to its indemnification obligations.
The Company indemnifies each of its directors and officers for certain events or occurrences, subject to certain limits, while the director is or was serving at the Company’s request in such capacity, as permitted under Delaware law and in accordance with its certificate of incorporation and bylaws. The term of the indemnification period lasts as long as a director may be subject to any proceeding arising out of acts or omissions of such director in such capacity. The maximum amount of potential future indemnification is unlimited; however, the Company currently holds director liability insurance. The Company believes that the fair value of these indemnification obligations is minimal. Accordingly, the Company has not recognized any liabilities relating to these obligations as of September 30, 2020.
Contingencies
The Company is not involved in any pending legal proceedings that it believes could have a material adverse effect on its financial condition, results of operations or cash flows. From time to time, the Company may pursue litigation to assert its legal right and such litigation may be costly and divert the efforts and attention of its management and technical personnel which could adversely affect its business. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. There were no contingent liabilities requiring accrual at September 30, 2020 and December 31, 2019.

8.    Redeemable Convertible Preferred Stock
Upon the closing of the IPO, all shares of convertible preferred stock then outstanding converted into shares of common stock. As of September 30, 2020 and December 31, 2019, the Company does not have any convertible preferred stock issued or outstanding.
Preferred Stock Warrants
Upon the closing of the Company's IPO, all of the outstanding convertible preferred stock warrants were exercised, or net exercised based on the IPO price of $20.00 per share, into 1,945,365 shares of common stock. As of September 30, 2020 and December 31, 2019, the Company does not have any convertible preferred stock warrants outstanding.

9.    Stockholders Equity
Preferred Stock
At September 30, 2020, the Company’s certificate of incorporation, as amended and restated, authorizes the Company to issue up to 5,000,000 shares of preferred stock with $0.001 par value per share, of which no shares were issued and outstanding.
Common Stock
At September 30, 2020, the Company’s certificate of incorporation, as amended and restated, authorizes the Company to issue up to 100,000,000 shares of common stock with $0.001 par value per share, of which 33,889,077 shares were issued and outstanding. The holders of common stock are also entitled to receive dividends whenever funds are legally available, when and if declared by the Board of Directors. As of September 30, 2020, no dividends have been declared to date. Each share of common stock is entitled to one vote.

Silk Road Medical, Inc. Notes to Condensed Financial Statements (unaudited)
Common Stock Warrants
In connection with the IPO, the common stock warrants were cash, or net exercised based on the IPO price of $20.00 per share, into 5,968 shares of common stock. As of September 30, 2020 and December 31, 2019, the Company does not have any common stock warrants outstanding.

10.    Stock Option Plans
In March 2019, the Company’s Board of Directors approved the adoption of the 2019 Equity Incentive Plan, or the 2019 Plan, which became effective immediately prior to the Company's IPO. The 2019 Plan replaced the 2007 Stock Option Plan which was terminated immediately prior to consummation of the Company’s IPO, collectively the “Plans.” The 2019 Plan provides for the grant of incentive stock options, or ISOs, to employees and for the grant of nonqualified stock options, or NSOs, restricted stock, restricted stock units, stock appreciation rights, performance units and performance shares to employees, directors and consultants. A total of 2,317,000 shares of common stock were initially reserved for issuance pursuant to the 2019 Plan. In addition, the shares reserved for issuance under the 2019 Plan will also include shares reserved but not issued under the 2007 Stock Option Plan, plus any share awards granted under the 2007 Stock Option Plan that expire or terminate without having been exercised in full or that are forfeited or repurchased. In addition, the number of shares available for issuance under the 2019 Plan includes an annual increase on the first day of each fiscal year beginning fiscal 2020, equal to the lesser of (i) 3,000,000 shares; (ii) 4.0% of the outstanding shares of common stock as of the last day of the immediately preceding fiscal year; or (iii) an amount as determined by the Board of Directors. As of September 30, 2020, the Company has reserved 3,633,180 shares of common stock for issuance under the 2019 Plan.
A summary of the shares available for issuance under the 2019 Plan is as follows:

Number of Shares
Balances, December 31, 2019	1,554,690
Authorized	1,250,210
Granted / Awarded	(915,518)
Cancelled	45,616
Balances, September 30, 2020	1,934,998
The exercise price of ISOs and NSOs shall not be less than 100% and 85%, respectively, of the estimated fair value of the shares on the date of grant as determined by the Board of Directors. The exercise price of ISOs and NSOs granted to a 10% stockholder shall not be less than 110% of the estimated fair value of the shares on the date of grant as determined by the Board of Directors. To date, options have a term of 10 years and generally vest over 4 years from the date of grant.

Silk Road Medical, Inc. Notes to Condensed Financial Statements (unaudited)
Stock option activity under the Company’s Plans is set forth below:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in thousands)
Balances, December 31, 2019	4,310,790	$7.91	7.27	$140,234
Options granted	871,409	$36.39
Options exercised	(684,815)	$2.93
Options cancelled	(45,616)	$20.34
Balances, September 30, 2020	4,451,768	$14.12	7.39	$236,344
Vested and exercisable at September 30, 2020	2,505,631	$7.04	6.46	$150,776
Vested and expected to vest at September 30, 2020	4,451,768	$14.12	7.39	$236,344

The aggregate intrinsic value of options exercised during the nine months ended September 30, 2020, was $28,880,000. The aggregate intrinsic value was calculated as the difference between the exercise prices of the underlying options and the estimated fair value of the common stock on the date of exercise.
Restricted Stock Units
In March 2020, the Company began granting restricted stock units, or RSUs, under the 2019 Plan. RSUs generally vest over four years in annual equal increments, no RSUs vested during the nine months ended September 30, 2020. The fair value of RSUs is based on the Company’s closing stock price on the date of grant. A summary of RSUs activity for the nine months ended September 30, 2020 is as follows:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Balances, December 31, 2019	—	$—
Restricted stock granted	44,109	$33.01
Restricted stock vested	—	$—
Restricted stock forfeited	—	$—
Balances, September 30, 2020	44,109	$33.01
Expected to vest at September 30, 2020	44,109	$33.01

2019 Employee Stock Purchase Plan
In March 2019, the Company's Board of Directors adopted the 2019 Employee Stock Purchase Plan, or 2019 ESPP, under which eligible employees are permitted to purchase common stock at a discount through payroll deductions. A total of 434,000 shares of common stock were initially reserved for issuance and is increased on the first day of each fiscal year, beginning in 2020, by an amount equal to the lesser of (i) 1,200,000 shares (ii) 1.0% of the outstanding shares of common stock as of the last day of the immediately preceding fiscal year; or (iii) an amount as determined by the Board of Directors. As of September 30, 2020, the Company has reserved 746,552 shares of common stock for issuance under the 2019 ESPP. The price of the common stock purchased will be the lower of 85% of the fair market value of the common stock at the beginning of an offering period or at the end of a purchase period. The 2019

Silk Road Medical, Inc. Notes to Condensed Financial Statements (unaudited)
ESPP was effective upon adoption by the Company's Board of Directors but was not in use until the completion of the Company's IPO in April 2019. The 2019 ESPP is intended to qualify as an "employee stock purchase plan" within the meaning of Section 423 of the Internal Revenue Code of 1986, as amended.
As of September 30, 2020, 87,567 shares of common stock have been issued to employees participating in the 2019 ESPP and 658,985 shares were available for future issuance under the 2019 ESPP.
Stock-Based Compensation
The Company estimated the fair value of stock options using the Black–Scholes option pricing model. The fair value of employee and nonemployee stock options is being amortized on a straight–line basis over the requisite service period of the awards. The fair value of employee and nonemployee stock options was estimated using the following assumptions for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Expected term (in years)	5.25 - 6.25	6.25	5.25 - 6.25	5.00 - 6.25
Expected volatility	48.0% - 49.1%	42.4%	43.0% - 49.1%	42.4% - 42.9%
Risk-free interest rate	0.32% - 0.42%	1.47%	0.32% - 1.41%	1.47% - 2.54%
Dividend yield	—%	—%	—%	—%

The fair value of the shares to be issued under the Company’s 2019 ESPP was estimated using the Black-Scholes valuation model with the following assumptions for the three and nine months ended September 30, 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Expected term (in years)	0.50	0.63	0.50	0.63
Expected volatility	76.4%	47.8%	44.4% - 76.4%	47.8%
Risk-free interest rate	0.14%	2.45%	0.14% - 1.58%	2.45%
Dividend yield	—%	—%	—%	—%

Total stock-based compensation expense relating to the Company's stock options, RSUs and 2019 ESPP during the three and nine months ended September 30, 2020 and stock-based compensation expense related to the Company's stock options and 2019 ESPP during the three and nine months ended September 30, 2019, is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Cost of goods sold	$91	$61	$244	$129
Research and development expenses	304	134	726	288
Selling, general and administrative expenses	1,611	730	3,983	1,606
	$2,006	$925	$4,953	$2,023

Silk Road Medical, Inc. Notes to Condensed Financial Statements (unaudited)
As of September 30, 2020, there was total unrecognized compensation costs of $17,920,000 related to stock options expected to be recognized over a period of approximately 3.05 years, a total of $1,228,000 of unrecognized compensation costs related to unvested RSUs expected to be recognized over a period of approximately 3.23 years and $106,000 of unrecognized compensation costs related to the ESPP, which the Company will recognize over 0.10 years.

11.    401(k) Plan
The Company has a qualified retirement plan under section 401(k) of the Internal Revenue Code (“IRC”) under which participants may contribute up to 90% of their eligible compensation, subject to maximum deferral limits specified by the IRC. Beginning in January 2020, the Company started matching employees' contributions to the 401(k) plan at 50% of the first 5% of compensation deferred to the 401(k) plan. The Company's matching contributions were $195,000 and $717,000 for the three and nine months ended September 30, 2020, respectively.

12.    Subsequent Event
Debt Refinancing
On October 29, 2020, the Company entered into a Loan and Security Agreement ("Loan Agreement") with Stifel Bank. The Loan Agreement provides for a $50,000,000 loan facility, comprised of a $50,000,000 secured revolving credit facility, with a $2,000,000 subfacility for the issuance of letters of credit and other ancillary banking services, and a $50,000,000 secured term loan facility, provided that amounts outstanding under both facilities may not exceed an aggregate principal amount of $50,000,000 at any time. Under the terms of the Loan Agreement any borrowings under the revolving credit facility mature on October 29, 2022, or October 29, 2023 if as of October 29, 2022, no event of default has occurred and the Company is in compliance with the terms of the Loan Agreement. Term loans mature on October 29, 2024.

Borrowings under the revolving loans accrue interest at a rate equal to the greater of (a) the prime rate plus a margin of 0.50% and (b) 4.75%, and the term loans accrue interest at a rate equal to the greater of (a) the prime rate plus a margin of 0.75% and (b) 4.75%. Interest on both loans is payable monthly in arrears. The Company may borrow, prepay and reborrow revolving loans, without premium or penalty. The principal amount of outstanding revolving loans, together with accrued and unpaid interest, is due on the revolving loan maturity date. The principal amount of outstanding term loans shall be repaid in equal monthly installments beginning on May 29, 2022, or November 29, 2022 if the Company achieves revenues for the Company’s fiscal year ending December 31, 2021 of at least 80% of its board-approved financial projections for such fiscal year. The term loans may not be reborrowed once repaid, but the
Company may prepay term loans at any time without premium or penalty. The Company is also obligated to pay a fee to the lender upon the occurrence of certain liquidity events, along with other customary fees for a loan facility of this size and type.

The Company’s obligations under the Loan Agreement are secured by substantially all of the Company’s assets. Beginning on January 15, 2021, the Loan Agreement requires the Company to maintain unrestricted cash and cash equivalents with the lender of at least $20,000,000. In addition, for any fiscal quarter where the Company’s unrestricted cash and cash equivalents maintained with the lender (or prior to January 15, 2021, the lender or certain other banks) is less than $60,000,000 for any day during such fiscal quarter, the Company must comply with a minimum revenue covenant. Additionally, the Loan Agreement contains customary affirmative and negative covenants, including covenants limiting the ability of the Company and its subsidiaries to, among other things, dispose of assets, effect certain mergers, incur debt, grant liens, pay dividends and distributions on their capital stock, make investments and acquisitions, and enter into transactions with affiliates, in each case subject to customary exceptions for a loan facility of this size and type.

Silk Road Medical, Inc. Notes to Condensed Financial Statements (unaudited)
The events of default under the Loan Agreement include, among others, payment defaults, material misrepresentations, breaches of covenants, cross defaults with certain other material indebtedness, bankruptcy and insolvency events, and judgment defaults. The occurrence of an event of default could result in the acceleration of the Company’s obligations under the Loan Agreement, the termination of the lender’s commitments, a 5% increase in the applicable rate of interest and the exercise by the lender of other rights and remedies provided for under the Loan Agreement.

Also on October 29, 2020, the Company drew down $49,000,000 under the term loan facility and used the majority of the proceeds to pay off and terminate its loan agreement with CRG, totaling $43,813,000. Additionally, the Company incurred a prepayment premium fee of $305,000, accrued interest of $365,000 and a facility fee of $2,191,000.

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
We manufacture the ENROUTE NPS at our facility in Sunnyvale, California, using components and sub-assemblies manufactured both in-house and by third party manufacturers and suppliers. We purchase our other products from third-party contract manufacturers, including our ENROUTE stent. Many of these third-party manufacturers and outside vendors are currently single-source suppliers. While we expect that our existing manufacturing facility will be sufficient to meet our anticipated growth through at least the next four years, we currently supplement our distribution operations with a third-party logistics and warehousing service and are considering additional leased facilities.
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
Prior to our initial public offering in April 2019, our primary sources of capital were private placements of convertible preferred stock, debt financing arrangements and revenue from sales of our products. As of September 30, 2020, we had cash and cash equivalents of $62.5 million, investments of $91.4 million, long-term debt of $45.2 million and an accumulated deficit of $222.1 million.
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
COVID-19 Pandemic
We are subject to risks related to public health crises such as the global pandemic associated with COVID-19. In December 2019, a novel strain of coronavirus, SARS-CoV-2, was reported to have surfaced in Wuhan, China. Since then, SARS-CoV-2, and the resulting disease COVID-19, has spread to most countries, and all 50 states within the United States. The COVID-19 outbreak has negatively impacted, and may continue to negatively impact our operations and revenue and overall financial condition by significantly decreasing the number of TCAR procedures performed. The pandemic has also reduced our expectations for the growth rate in the number of TCAR procedures to be performed in the future. The number of TCAR procedures performed, similar to other surgical procedures, has significantly decreased as many health care organizations globally have prioritized the treatment of patients with COVID-19. For example, in the United States, governmental authorities have recommended, and in certain cases required, that elective, specialty and other procedures and appointments, be suspended, canceled or deferred to focus limited resources and personnel and hospital capacity toward the treatment of COVID-19 and to avoid exposing patients to COVID-19. These measures and challenges will likely continue for the duration of the pandemic, which is uncertain, and will significantly reduce our expected revenue while the pandemic continues. As well, due to presumed fear and anxiety, some patients are not accessing routine or emergency health care which may impact our expected procedures and revenue.

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

We expect these challenges to continue to impact our expected number of procedures through the remainder of 2020 and likely into 2021, but the extent cannot be quantified at this time. Our procedure volumes were lowest in April, then recovered in May and further in June and throughout the third quarter, although we have recently begun to experience more regional variability and procedure slowdowns due to the resurgence of COVID-19 cases and related restrictions. We have also withdrawn our previously announced annual guidance for 2020 given the continued uncertainties resulting from the COVID-19 pandemic.

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

During the nine months ended September 30, 2020, physicians performed approximately 7,500 procedures. We define a procedure as any instance in which our ENROUTE NPS is used and for which we have a record that the procedure was performed. A procedure that is started and then aborted, or converted to a different procedure, after the ENROUTE NPS is used would count as a procedure. The number of procedures is an indicator of our ability to drive adoption and generate revenue, and is helpful in tracking the progress of our business. We believe that it is representative of our current business; however, we anticipate this may be substituted for additional or different metrics as our business grows.
Components of our Results of Operations
Revenue
We currently derive all of our revenue from the sale of our portfolio of TCAR products to hospitals and medical centers in the United States. Each of our products is purchased individually, and the majority of our revenue is derived from sales of the ENROUTE NPS and ENROUTE stent. No single customer accounted for 10% or more of our revenue during the three and nine months ended September 30, 2020 and 2019. We would expect revenue to increase in absolute dollars as we expand our sales territories, new accounts and trained physician base and as existing physicians perform more TCAR procedures. However, we anticipate the COVID-19 pandemic will continue to impact revenue over the short term as some procedures are temporarily deferred due to restrictions on elective surgical procedures.

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
Cost of Goods Sold and Gross Margin
We manufacture the ENROUTE NPS in California at our facility in Sunnyvale. We purchase our other products from third party manufacturers. Cost of goods sold consists primarily of costs related to materials, components and sub-assemblies, direct labor, manufacturing overhead, reserves for excess, obsolete and non-sellable inventories as well as distribution-related expenses. Overhead costs include the cost of quality assurance, material procurement, inventory control, facilities, equipment and operations supervision and management. Cost of goods sold also includes depreciation expense for production equipment and certain direct costs such as those incurred for shipping our products and royalties related to the sale of our ENROUTE stent. We record adjustments to our inventory valuation for estimated excess, obsolete and non-sellable inventories based on assumptions about future demand, past usage, changes to manufacturing processes and overall market conditions. We expense all inventory provisions as cost of goods sold. We expect cost of goods sold to increase in absolute dollars to the extent more of our products are sold.
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

We expect the COVID-19 pandemic to continue to modulate our SG&A expenses over the short term primarily as a result of the reduction in employee and physician travel, tradeshow and other expenses. Given the continued uncertainties we also undertook preemptive steps to curtail near-term spending during the second quarter, including temporarily delaying previously contemplated executive salary increases to the third quarter, slowing hiring initiatives and reducing non-essential sales, general, and administrative expenses. Some expenses originally planned for the second and third quarter of 2020, including physician training courses and advertising campaigns, have been deferred to later time periods or canceled outright. The outbreak and persistence of COVID-19 in international markets that we have targeted for our international expansion may also delay preparation for and launch of such expansion efforts.

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
Results of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Revenue	$20,067	$17,026	$54,093	$44,721
Costs of goods sold	5,488	4,170	16,074	11,206
Gross profit	14,579	12,856	38,019	33,515
Operating expenses:
Research and development	4,711	3,187	11,232	9,008
Selling, general and administrative	19,202	17,064	54,652	45,064
Total operating expenses	23,913	20,251	65,884	54,072
Loss from operations	(9,334)	(7,395)	(27,865)	(20,557)
Interest income (expense), net	(966)	(611)	(2,669)	(2,521)
Other income (expense), net	(15)	(1)	(74)	(21,046)
Net loss	$(10,315)	$(8,007)	$(30,608)	$(44,124)

Comparison of Three Months Ended September 30, 2020 and 2019
Revenue. Revenue increased $3.0 million, or 18%, to $20.1 million during the three months ended September 30, 2020, compared to the three months ended September 30, 2019. The increase in revenue was attributable to an increase in the number of products sold as we expanded our sales territories, increased the number of new accounts, trained more physicians in TCAR and as physicians performed more TCAR procedures as compared to the prior period. Although revenue increased during the three months ended September 30, 2020 as compared with the prior period, we believe the COVID-19 pandemic continues to negatively impact revenue as some procedures are temporarily deferred due to hospital capacity and labor constraints and restrictions on elective surgical procedures in regions heavily impacted by COVID-19 cases.

Cost of Goods Sold and Gross Margin. Cost of goods sold increased $1.3 million, or 32%, to $5.5 million during the three months ended September 30, 2020, compared to $4.2 million during the three months ended September 30, 2019. This increase was attributable to the increase in the number of products sold and also to unfavorable production variances as a result of temporarily idled manufacturing operations early in the current quarter and lower than anticipated demand due to the COVID-19 pandemic. Gross margin for the three months ended September 30, 2020 decreased to 73%, compared to 76% in the three months ended September 30, 2019. Gross margin decreases were driven by unfavorable production variances as a result of temporarily idled manufacturing operations, lower than anticipated demand and the timing of certain manufacturing engineering projects.

Research and Development Expenses. R&D expenses increased $1.5 million, or 48%, to $4.7 million during the three months ended September 30, 2020, compared to $3.2 million during the three months ended September 30, 2019. The increase in R&D expenses was primarily attributable to an increase of $0.7 million in personnel-related expenses, including stock-based compensation, as a result of increased headcount, an increase of $0.5 million in outside services, an increase of $0.2 million in product development materials and costs and an increase of $0.1 million related to the allocation of facilities expense.
Selling, General and Administrative Expenses. SG&A expenses increased $2.1 million, or 13%, to $19.2 million during the three months ended September 30, 2020, compared to $17.1 million during the three months ended September 30, 2019. The increase in SG&A costs was due to the continued commercialization of our products, marketing efforts and general corporate and other costs associated with operating as a public company. During the current quarter our SG&A expense growth was partially offset by the continued reduction in travel, tradeshow and other expenses resulting from the COVID-19 pandemic. The increase in SG&A expenses is primarily attributable to an increase of $3.6 million in payroll and personnel-related expenses, an increase of $0.2 million in consulting, legal and professional fees, an increase of $0.2 million in insurance costs, an increase of $0.2 million in software related expense and an increase of $0.1 million in costs attributable to the COVID-19 pandemic, partially offset by a decrease of $1.3 million in marketing and tradeshow expenses and a decrease of $0.9 million in physician training and travel related costs. Personnel-related expenses included stock-based compensation expense of $1.6 million and $0.7 million for the three months ended September 30, 2020 and 2019, respectively.
Interest Income (Expense), Net. Interest income (expense), net increased $0.4 million, or 58%, to an expense of $1.0 million during the three months ended September 30, 2020, compared to an expense of $0.6 million during the three months ended September 30, 2019. This increase in net interest expense was attributable to a decrease in interest income due to lower interest rates during the three months ended September 30, 2020 as compared with the prior period.
Other Income (Expense), Net. There were no significant changes within other income (expense), net during the three months ended September 30, 2020, compared to the three months ended September 30, 2019.
Comparison of Nine Months Ended September 30, 2020 and 2019

Revenue. Revenue increased $9.4 million, or 21%, to $54.1 million during the nine months ended September 30, 2020, compared to $44.7 million during the nine months ended September 30, 2019. The increase in revenue was attributable to an increase in the number of products sold as we expanded our sales territories, increased the number of new accounts, trained more physicians in TCAR and as physicians performed more TCAR procedures. Although revenue increased during the nine months ended September 30, 2020, as compared with the prior period, the COVID-19 pandemic negatively impacted revenue as some procedures were cancelled or deferred due to restrictions on elective surgical procedures and some patients did not access routine or emergency health care or return for deferred procedures. Revenue for the nine months ended September 30, 2020, included the recognition of $1.3 million in deferred revenue due to a decrease in the provision for sales returns. In the past, we shipped products with shorter than normal shelf life to customers. To the extent those products were not used before expiry, we established a reserve given the potential we may accept a return and provide an exchange. The decrease in the provision for sales returns was due to the full expiration of these shorter shelf life products during the second quarter, coupled with the downward trend of our historical returns experience. Excluding the contribution of the $1.3 million, revenue for the nine months ended September 30, 2020 increased $8.1 million, or 18%, compared to the nine months ended September 30, 2019. We do not anticipate future potential decreases in the sales return provision to materially impact subsequent quarters.

Cost of Goods Sold and Gross Margin. Cost of goods sold increased $4.9 million, or 43%, to $16.1 million during the nine months ended September 30, 2020, compared to $11.2 million during the nine months ended September 30, 2019. This increase was attributable to the increase in the number of products sold and also to unfavorable production variances as a result of temporarily idled manufacturing operations and lower than anticipated demand due to the COVID-19 pandemic. Gross margin for the nine months ended September 30, 2020 decreased to 70%, compared to 75% in the nine months ended September 30, 2019. Gross margin decreases were driven by unfavorable production variances as a result of temporarily idled manufacturing operations, lower than anticipated demand and the timing of certain manufacturing engineering projects, partially offset by the decrease in our provision for sales returns.

Research and Development Expenses. R&D expenses increased $2.2 million, or 25%, to $11.2 million during the nine months ended September 30, 2020, compared to $9.0 million during the nine months ended September 30, 2019. The increase in R&D expenses was primarily attributable to an increase of $1.6 million in personnel-related expenses including stock-based compensation, an increase of $0.9 million in outside services, an increase of $0.4 million in product development materials and costs, an increase of $0.1 million relating to educational grants and an increase of $0.1 million relating to the allocation of facilities expense, partially offset by a decrease of $0.5 million in clinical and regulatory expense and a decrease of $0.4 million in travel expenses.

Selling, General and Administrative Expenses. SG&A expenses increased $9.6 million, or 21%, to $54.7 million during the nine months ended September 30, 2020, compared to $45.1 million during the nine months ended September 30, 2019. The increase in SG&A costs was due to the continued commercialization of our products and general corporate and other costs associated with operating as a public company. During the current period our SG&A expense growth was partially offset by cost control initiatives and the continued slowdown in travel, tradeshow and other expenses resulting from the COVID-19 pandemic. The increase in SG&A expenses is primarily attributable to an increase of $11.7 million in payroll and personnel-related expenses, an increase of $0.8 million in insurance costs, an increase of $0.7 million in consulting, legal and professional fees, an increase of $0.6 million in software related expense and an increase of $0.2 million in costs attributable to the COVID-19 pandemic, partially offset by a decrease of $2.5 million in physician training and travel related costs and a decrease of $1.9 million in marketing, tradeshow and promotional costs. Personnel-related expenses included stock-based compensation expense of $4.0 million and $1.6 million for the nine months ended September 30, 2020 and 2019, respectively.

Interest Income (Expense), Net. Interest income (expense), net increased $0.2 million, or 6%, to an expense of $2.7 million during the nine months ended September 30, 2020, compared to an expense of $2.5 million during the nine months ended September 30, 2019. This increase in net interest expense was attributable to a decrease in interest income due to lower interest rates during the nine months ended September 30, 2020 as compared with the prior period.

Other Income (Expense), Net. Other income (expense), net decreased to an expense of $0.1 million during the nine months ended September 30, 2020, compared to an expense of $21.0 million during the nine months ended September 30, 2019. Other income (expense), net for the nine months ended September 30, 2019 was primarily attributable to the remeasurement of our convertible preferred stock warrants and recognition of the change in fair value during the period. We recorded adjustments to the estimated fair value of the convertible preferred stock warrants until they were exercised in connection with our initial public offering in April 2019.

Liquidity and Capital Resources
As of September 30, 2020, we had cash and cash equivalents of $62.5 million, investments of $91.4 million, an accumulated deficit of $222.1 million and $45.2 million outstanding under our term loan agreement with CRG. No borrowings remain available under this credit facility.
On October 29, 2020, we entered into a Loan and Security Agreement, or Loan Agreement, with Stifel Bank which provides for a $50.0 million loan facility, comprised of a $50.0 million secured revolving credit facility, with a $2.0 million subfacility for the issuance of letters of credit and other ancillary banking services, and a $50.0 million secured term loan facility, provided that amounts outstanding under both facilities may not exceed an aggregate principal amount of $50.0 million at any time. Any borrowings under the revolving loan facility mature on October 29, 2022, or October 29, 2023 if as of October 29, 2022, no event of default has occurred and we are in compliance with the terms of the Loan Agreement. Borrowings under the term loan facility mature on October 29, 2024. Also on October 29, 2020, we drew down $49.0 million under the term loan facility and used the majority of the proceeds to pay off and terminate our loan agreement with CRG.
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
We believe that our cash and cash equivalents and available-for-sale investments as of September 30, 2020, together with our expected revenue will be sufficient to meet our capital requirements and fund our operations for at least the next 12 months.

Cash Flows
The following table summarizes our cash flows for each of the periods presented below:

	Nine Months Ended September 30,
(in thousands)	2020	2019
Net cash (used in) provided by:
Operating activities	$(27,799)	$(24,349)
Investing activities	(22,291)	(337)
Financing activities	73,377	111,973
Net increase in cash, cash equivalents and restricted cash	$23,287	$87,287

Net Cash Used in Operating Activities
Net cash used in operating activities for the nine months ended September 30, 2020 was $27.8 million, consisting primarily of a net loss of $30.6 million and an increase in net operating assets of $3.7 million, partially offset by non-cash charges of $6.5 million. The increase in net operating assets was primarily due to increases in accounts receivable, inventories and prepaid expenses and other current assets to support the growth of our operations, partially offset by decreases in other assets and increases in accounts payable, due to timing of payments and the growth of our operations. The non-cash charges primarily consisted of stock-based compensation, depreciation and amortization, provision for excess and obsolete inventories, non-cash interest expense and other charges related to our term loan agreement with CRG.
Net cash used in operating activities for the nine months ended September 30, 2019 was $24.3 million, consisting primarily of a net loss of $44.1 million and an increase in net operating assets of $5.6 million, partially offset by non-cash charges of $25.4 million. The increase in net operating assets was primarily due to an increase in accounts receivable, inventories and prepaid expenses and other current assets to support the growth of our operations, partially offset by a decrease in other assets and increases in accounts payable and accrued liabilities, due to timing of payments and the growth of our operations. The non-cash charges primarily consisted of depreciation and amortization, stock-based compensation, provision for accounts receivable allowances, non-cash interest expense and other charges related to our term loan agreement with CRG, and an increase in the fair value of the convertible preferred stock warrants.
Net Cash Used in Investing Activities
Net cash used in investing activities in the nine months ended September 30, 2020 was $22.3 million. Cash used in investing reflected purchases of purchases of property and equipment of $0.6 million and net purchases of investments of $21.7 million.
Net cash used in investing activities in the nine months ended September 30, 2019 was $0.3 million consisting of purchases of property and equipment.
Net Cash Provided by Financing Activities
Net cash provided by financing activities in the nine months ended September 30, 2020 was $73.4 million, consisting of proceeds of $70.6 million from our public offering in May 2020, net of issuance costs paid, and proceeds of $2.8 million from stock option exercises and purchases under our employee stock purchase plan.

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
Contractual Obligations and Commitments
As of September 30, 2020, our principal obligations consist of the operating lease for our facility, our term loan agreement with CRG and non-cancellable inventory purchase commitments. The non-cancellable purchase commitments primarily consist of ENROUTE stents and other inventory components.
On October 29, 2020, we drew down $49.0 million under the term loan facility with Stifel Bank using the majority of the proceeds to pay off outstanding amounts under our loan agreement with CRG and terminate the loan agreement. The principal amount of outstanding term loans under the Loan Agreement with Stifel Bank shall be repaid in equal monthly installments beginning on May 29, 2022, or November 29, 2022 if we achieve revenue for the year ending December 31, 2021 of at least 80% of our board-approved financial projections for such fiscal year. The term loan may not be reborrowed once repaid, but we may prepay the term loan at any time without premium or penalty. We are also obligated to pay a fee to the lender upon the occurrence of certain liquidity events, along with other customary fees for a loan facility of this size and type.
Our obligations under the Loan Agreement are secured by substantially all of our assets. Beginning on January 15, 2021, the Loan Agreement requires that we maintain unrestricted cash and cash equivalents with Stifel Bank of at least $20.0 million. In addition, for any fiscal quarter where our unrestricted cash and cash equivalents maintained with Stifel Bank (or prior to January 15, 2021, Stifel Bank or certain other banks) are less than $60.0 million for any day during such fiscal quarter, we must comply with a minimum revenue covenant. Additionally, the Loan Agreement contains customary affirmative and negative covenants, including covenants limiting our ability and the ability of our subsidiaries to, among other things, dispose of assets, effect certain mergers, incur debt, grant liens, pay dividends and distributions on capital stock, make investments and acquisitions, and enter into transactions with affiliates, in each case subject to customary exceptions for a loan facility of this size and type.
The events of default under the Loan Agreement include, among others, payment defaults, material misrepresentations, breaches of covenants, cross defaults with certain other material indebtedness, bankruptcy and insolvency events, and judgment defaults. The occurrence of an event of default could result in the acceleration of our obligations under the Loan Agreement, the termination of the lender’s commitments, a 5% increase in the applicable rate of interest and the exercise by the lender of other rights and remedies provided for under the Loan Agreement.
There have been no other material changes to our contractual obligations from those described in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 2, 2020.
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

Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and any such differences may be material. There have been no significant and material changes in our critical accounting policies during the three and nine months ended September 30, 2020, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Conditions and Results of Operations - Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 2, 2020.
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
Interest Rate Risk
We had cash, cash equivalents and investments of $153.9 million as of September 30, 2020; which consisted of bank deposits, money market funds, U.S. treasury bills, U.S. government securities, corporate bonds/notes, asset-backed securities and commercial paper. The primary objectives of our investment activities are the preservation of capital and support of our liquidity requirements. Our investments are exposed to market risk due to fluctuations in interest rates, which may affect our income and the fair market value of our investments.
We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. A hypothetical 10% change in interest rates would not have a material impact on the value of our cash and cash equivalents or our investments as of September 30, 2020.

Credit Risk
As of September 30, 2020 and December 31, 2019, our cash and cash equivalents were maintained with two financial institutions in the United States, and our current deposits are likely in excess of insured limits. We have reviewed the financial statements of these institutions and believe each to have sufficient assets and liquidity to conduct its operations in the ordinary course of business with little or no credit risk to us. Our cash equivalents and investments are invested in highly rated money market funds, U.S. treasury bills, U.S. government securities, corporate bonds/notes, asset-backed securities and commercial paper.
Our accounts receivable primarily relate to revenue from the sale of our products to hospitals and medical centers in the United States. No customer represented 10% or more of our accounts receivable as of September 30, 2020 or December 31, 2019.
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
Remediation Plan and Other Information
With the oversight of senior management and our audit committee, we began the implementation of remediation steps in 2018. These efforts focused on (i) the hiring of personnel with technical accounting and financial reporting experience and (ii) the implementation of improved accounting and financial reporting procedures and systems to improve the completeness, timeliness and accuracy of our financial reporting and disclosures including the assessment of more judgmental areas of accounting. While we believe the measures described above will remediate the material weaknesses identified and strengthen our internal control over financial reporting, both the implemented and enhanced controls have not operated for a sufficient period of time to demonstrate that the material weaknesses are fully remediated. As such, the remediation initiatives outlined above were not sufficient to fully remediate the material weaknesses in internal control over financial reporting for the three and nine months ended September 30, 2020. We are committed to continuing to improve our internal control processes and will continue to diligently and vigorously review our financial reporting controls and procedures.

Changes in Internal Control Over Financial Reporting
As described under the Remediation Plan and Other Information section above, we continued to enhance controls related to our journal entry process during the quarter ended September 30, 2020. There were no other changes in our internal control over financial reporting that occurred during the most recent fiscal quarter covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Summary of Principal Risk Factors

The following risks and uncertainties are among the most significant we face. However, the risks and uncertainties identified in this subsection are not the only ones we face, and are qualified in their entirety by reference to all of the risk factors described in Item 1A.

General Risks Related to Our Business

•Our business is dependent upon the broad adoption of TCAR by hospitals and physicians. Physicians may not adopt our products unless they are able to determine, based on experience, clinical data, medical society recommendations and other analyses, that our products provide a safe and effective treatment alternative for carotid artery disease.

•Adoption of TCAR depends upon positive clinical data and medical society recommendations, and negative clinical data or medical society recommendations would adversely affect our business.

•If we are not able to maintain adequate levels of third-party coverage and reimbursement for the procedures using our products, if third parties rescind or modify their coverage or delay payments, or if patients are left with significant out-of-pocket costs, it would have a material adverse effect on our business, financial condition and results of operations.

•The COVID-19 pandemic and efforts to reduce its spread have impacted, and may in the future periods negatively impact, our business and operations.

•We rely on Cardinal Health to supply the ENROUTE stent, and if Cardinal Health fails to supply the ENROUTE stent in sufficient quantities or at all, it will have a material adverse effect on our business, financial condition and results of operations.

•We depend on a limited number of single source suppliers to manufacture our components, sub-assemblies and materials, which makes us vulnerable to supply shortages and price fluctuations that could have a material adverse effect on our business, financial condition and results of operations.

•We are an early-stage company with a history of net losses, we expect to incur operating losses in the future and we may not be able to achieve or sustain profitability. We have a limited history operating as a commercial company.

Intellectual Property Risks

•We may become a party to intellectual property litigation or administrative proceedings that could be costly and could interfere with our ability to sell and market our products. It is possible that U.S. and foreign patents and pending patent applications or trademarks controlled by third parties may be alleged to cover our products, or that we may be accused of misappropriating third parties’ trade secrets. An adverse result in any litigation proceeding could put one or more of our patents at risk of being invalidated or interpreted narrowly, which could adversely affect our competitive business position, financial condition and results of operations.

•Our success will depend on our ability to obtain, maintain and protect our intellectual property rights. Our intellectual property could be challenged, invalidated, infringed, and circumvented by third parties. Even if we have valid and enforceable patents, these patents still may not provide protection against competing products or processes sufficient to achieve our business objectives.

•We may not be able to protect our intellectual property rights throughout the world. A company may attempt to commercialize competing products utilizing our proprietary design, trademarks or tradenames in foreign countries where we do not have any patents or patent applications and where legal recourse may be limited. This may have a significant commercial impact on our future foreign business operations.

•The failure of third parties to meet their contractual, regulatory, and other obligations could adversely affect our business. We rely on suppliers, vendors, outsourcing partners, consultants, alliance partners and other third parties to research, develop, manufacture and commercialize our products and manage certain parts of our business.

Regulatory Risks

•Changes in the CMS fee schedules may harm our revenue and operating results. Reductions of reimbursement by Medicare or Medicaid for procedures that use our products or changes in policy regarding coverage of these procedures may be implemented from time to time. In addition, reductions in the reimbursement rates and changes in payment policies of other third-party payers may occur from time to time. Any decline in the amount that payers reimburse our customers for TCAR could make it difficult for customers to continue using, or to adopt, our products and could create additional pricing pressure for us.

•If we fail to comply with broad based healthcare and other governmental regulations, we could face substantial fines and penalties and our business, results of operations and financial condition could be adversely affected. Our arrangements with physicians, hospitals and medical centers expose us to broadly applicable fraud and abuse and other laws and regulations that may restrict the financial arrangements and relationships through which we market, sell and distribute our products. Any action brought against us for violations of these laws or regulations, even successfully defended, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business.

•If we fail to obtain and maintain necessary regulatory clearances or approvals for our products, or if clearances or approvals for future products and indications are delayed or not issued, our commercial operations would be harmed. The FDA can delay, limit or deny clearance or approval of a device for many reasons, and even if we are granted regulatory clearances or approvals, they may include significant limitations on the indicated uses for the product, which may limit the market for the product. Additionally, we may experience regulatory delays or may be unsuccessful in our effort to seek a label expansion for the ENROUTE stent in standard surgical risk patients, which would materially limit our market opportunity.

•Our clinical trials may fail to demonstrate competent and reliable evidence of the safety and effectiveness of our products, which would prevent or delay commercialization of our products in development. Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. We cannot be certain that our planned clinical trials or any other future clinical trials will be successful.

•Our products may in the future be subject to product recalls that could harm our reputation. Recalls of our products would divert managerial attention, be expensive, harm our reputation with customers and harm our financial condition and results of operations.

Risks Related to Our Business
We have a history of net losses, we expect to incur operating losses in the future and we may not be able to achieve or sustain profitability. We have a limited history operating as a commercial company.
We have incurred net losses since our inception in March 2007. For the nine months ended September 30, 2020 and 2019, we had a net loss of $30.6 million, and $44.1 million, respectively, and we expect to continue to incur additional losses in the future. As of September 30, 2020, we had an accumulated deficit of $222.1 million. To date, we have financed our operations primarily through equity and debt financings and from sales of our portfolio of TCAR products that enable transcarotid artery revascularization, or TCAR. The losses and accumulated deficit have primarily been due to the substantial investments we have made to develop our products, as well as for costs related to general research and development, including clinical and regulatory initiatives to obtain marketing approval, sales and marketing efforts and infrastructure improvements.
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
The COVID-19 pandemic and efforts to reduce its spread have impacted, and may in the future periods negatively impact, our business and operations.
The spread of COVID-19 in the United States has resulted in travel restrictions impacting our sales professionals and therapy development specialists who support them. However, our field-based team continues to be available to support TCAR procedures, either in person or virtually. Members of our field team may, however, choose not to enter hospitals due to preexisting conditions, personal choice, or on doctors’ orders or may be unable to enter hospitals due to hospital policy. During the second quarter we also cancelled or rescheduled most of our training programs, resulting in fewer new physicians trained on the TCAR procedure relative to our plans. In addition, hospitals may reduce staffing and postpone certain procedures in response to COVID-19 or divert resources to treat those patients with COVID-19. Some hospitals have also restricted or limited access for non-patients, including our sales professionals and therapy development specialists, which has negatively impacted our access to physicians and their patients. Our business and operations may be impacted by new hospital sanitization and social distancing protocols, as well as increased competition for operating room and hybrid operating rooms within hospitals that have dedicated certain resources only to COVID-19 patients. Additionally, we anticipate that an increase in the unemployment rate due to the impact of COVID-19 may decrease the number of potential patients with health insurance, which may result in fewer diagnoses, a lower number of procedures, or a shift to procedures which are reimbursed by government payers. As hospitals cancel and defer elective surgeries, it reduces their revenue and impacts their financial results, which could result in pricing pressure on our products as they seek cost savings. Prolonged restrictions relating to COVID-19 could adversely affect our procedures and the revenue we derive as a result. Additionally, some hospitals may have cash flow problems or cease doing business due to the impact of COVID-19 on their operations, which could reduce the number of hospitals where TCAR is performed and adversely affect our ability to collect amounts due to us and our revenue as a result.

We expect these challenges to continue to impact our number of procedures through the remainder of 2020 and into 2021, but the extent cannot be quantified at this time. Our customers’ patients are also experiencing the economic impact of the current pandemic. Even an important surgical procedure like TCAR may be less of a priority than other priorities for those patients who have lost their jobs, are furloughed, have reduced work hours or are worried about the continuation of their medical insurance. Patients may also be reluctant to visit their physicians at their offices or in hospitals due to fear of contracting COVID-19. Physicians may not be performing as many diagnostic tests for their patients and the labs where these tests are performed may not be open, staffed adequately or open the entire day. Even where physicians continue to treat symptomatic patients, treatment of asymptomatic patients is being deferred in many cases in areas where COVID-19 cases and hospitalizations are significant. The reduction in diagnostic testing and physician visits, the increase in deferred treatment, and patient behaviors are translating into fewer than expected TCAR procedures being performed in the current environment.

Governmental mandates related to COVID-19 or other infectious diseases have impacted, and we expect them to continue to impact, our personnel and personnel at third-party manufacturing facilities in the United States and other countries, and the availability or cost of materials, which would disrupt our supply chain and/or reduce our margins. For instance, in March 2020, the Health Officers of the county of Santa Clara, where our headquarters, distribution and ENROUTE NPS assembly and packaging facility is located, issued a mandatory shelter-in-place order. The Health Officers have since issued orders relaxing certain requirements but requiring all businesses in the county to continue to require workers to do their jobs from home whenever possible, and provided further that workers are permitted to go into work only to complete the job duties they cannot complete from home. While we have continued to operate with remote employees and essential employees on site, an extended implementation of this governmental mandate could impact our ability to operate effectively and conduct ongoing manufacturing or research and development activities. However, we are considered an essential business under applicable state rules and we restarted our manufacturing operations during the third quarter. We have necessary components and raw materials on hand and appropriate distancing policies and protocols established to continue manufacturing and other operations. Additionally, we believe we have finished goods inventory on hand to react appropriately to an increase in demand.

While we expect the COVID-19 pandemic to impact our business over the short term as some procedures are temporarily deferred or cancelled altogether, we have taken swift and proactive measures to minimize business disruptions and preserve financial flexibility. In assessing our own cash conservation options, we undertook preemptive steps to curtail spending and reduce non-essential sales, general, and administrative expenses. Some expenses, including physician training courses and advertising campaigns, were deferred to later time periods or canceled outright. In the event that COVID-19 continues to limit our procedures and resulting revenue, we may have to reduce our employees’ work hours, furlough employees, reduce salaries, variable compensation and benefits, or implement a reduction-in-force. We may also solicit voluntary leaves of absence from our employees as a cash conservation strategy. Our ongoing operations may be impacted as a result of employees assuming additional roles and responsibilities within our organization and we would have fewer resources available to run our operations, which would reduce our expenses, but could also negatively impact our business operations and revenue as a result. We may also encounter voluntary departures of key employees due to any of the foregoing actions that we undertake. If key personnel or large groups of our employees contract the virus, that may also impact our business and operations. In the meantime, we have taken steps to provide for our employees, including providing the ability for employees to work remotely and implementing strategies to support appropriate social distancing techniques for onsite employees. We are also assessing our business continuity plans in the context of this pandemic.

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

As permitted by the CARES Act, we have deferred the employer portion of social security taxes. We continue to review and may seek other available benefits under CARES Act. We cannot predict the manner in which such benefits will be allocated or administered and we cannot assure you that we will be able to access such benefits in a timely manner or at all. Certain of the benefits under the CARES Act have not previously been administered on the present scale or at all. Government or third party program administrators may impose additional conditions and restrictions on our operations and the benefits may otherwise provide less relief than we contemplate. If the U.S. government or any other governmental authority agrees to provide crisis relief assistance that we accept, it may impose certain requirements on the recipients of the aid, including restrictions on executive officer compensation, dividends, prepayment of debt, limitations on debt and other similar restrictions that will apply for a period of time after the aid is repaid or redeemed in full. We cannot assure you that any such government crisis relief assistance will not significantly limit our corporate activities or be on terms that are favorable to us. Such restrictions and terms could adversely impact our business and operations.

Finally, we anticipate that the COVID-19 pandemic may impact clinical and regulatory matters. COVID-19 is delaying enrollment in clinical trials across the medical device industry and may affect any new trials we decide to pursue. Our ongoing diffusion weighted imaging trials in the US and Europe are experiencing patient enrollment delays. Additionally, we may experience regulatory delays in our effort to seek a label expansion for the ENROUTE stent in standard surgical risk patients, as the FDA has from time to time diverted resources to address the impact of COVID-19. COVID-19 may cause disruptions that could have a material adverse impact on our clinical trial plans and timelines, including:

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

In addition, the FDA and other global health regulatory agencies may also experience disruptions in their operations as a result of the COVID-19 pandemic. The FDA and comparable foreign regulatory agencies may have slower response times or be under-resourced and, as a result, review, inspection and other timelines may be materially delayed. For example, in response to the global pandemic of COVID-19, in March 2020 the FDA announced its intention to postpone most foreign inspections of manufacturing facilities and products, and temporarily postpone routine surveillance inspections of domestic manufacturing facilities. In July 2020, the FDA announced its intentions to restart prioritized domestic on-site inspections, but noted that the resumption of inspections would depend on data about the COVID-19 trajectory in a given state and locality and the rules and guidelines put in place by state and local governments. The FDA is either continuing, on a case-by-case basis, to conduct only “mission-critical” inspections, or, where possible to do so safely, resuming prioritized domestic inspections, which generally include pre-approval and surveillance inspections. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. It is unknown how long such delays or disruptions could last. Any elongation or de-prioritization of our clinical or other product development activities or delay in regulatory review resulting from such disruptions could materially affect our results of operations.

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
Our products are covered for Medicare beneficiaries under a National Coverage Determination, or NCD, for Percutaneous Transluminal Angioplasty and for non-Medicare beneficiaries based on prior authorizations and individual insurer medical polices. Based on reimbursement information regarding CEA and CAS, we estimate that approximately 75% of carotid procedures are reimbursed by Medicare and 25% are reimbursed by commercial and other payers. Medicare is managed by the U.S. Centers for Medicare & Medicaid Services, or CMS, which make the final determination regarding Medicare hospital and physician coverage and payment. Any future reconsideration of the applicable Medicare NCD may result in expansion of coverage of CAS and TCAR procedures based on FDA-approved indications or continued coverage limitations to CMS approved CAS investigational studies. CMS reimburses hospital inpatient services based on Medicare Severity Diagnosis Related Groups, or MS-DRGs. All CAS and CEA procedures are currently paid only as Medicare inpatient procedures. CMS policy focus on hospital price transparency, site (e.g. inpatient, outpatient, ambulatory surgery center and office) neutral payments and MS-DRG refinements may place additional downward pressure on future hospital inpatient payments. Medicare payments to physicians are based on a Resource Based Relative Value System. CMS policy changes to increase reimbursement for physician primary care services may result in reductions to physician payments for specialty services and procedures. As a result of any reductions in payments to hospitals and physicians for TCAR procedures, TCAR utilization may decline, which would have a material adverse effect on our business, financial condition and results of operations. Additionally, patients may elect to reduce or defer out-of-pocket costs during times of economic uncertainty or periods of legislative change. If hospital, physician and/or patient demand for TCAR, and thus our products that facilitate the procedure, is adversely affected by third-party reimbursement policies and decisions, it will have a material adverse effect on our business, financial condition and results of operations.

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
We rely on Cardinal Health to manufacture the ENROUTE stent pursuant to a supply agreement between us and Cordis Corporation, which was acquired by Cardinal Health. We strive to maintain an inventory of several months’ worth of ENROUTE stents to guard against potential shortfalls in supply, and we estimate that it would take one to two years to find an alternative supplier for our ENROUTE stent and multiple years to identify and seek approval for another stent, and in each case qualify it for use with our other products. In addition, Cardinal Health currently manufactures the ENROUTE stent at a facility in Juarez, Mexico. This facility has previously and in the future could become subject to a COVID-19 outbreak which would cause Cardinal Health to temporarily shut down manufacturing operations, which would in turn present risk to the ongoing supply of our stents used in TCAR procedures. The current political and trade relationship between the United States and Mexico is strained and may deteriorate. If Cardinal Health’s ability to manufacture the ENROUTE stent is interrupted as a result, or if Cardinal Health breaches its supply agreement with us, we may not have a sufficient number of stents for delivery to support TCAR procedures. Any shortfall in the supply of ENROUTE stents may result in lower adoption rates for TCAR, fewer TCAR procedures being performed generally, and a material adverse effect on our business, financial condition and results of operations.
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
We face manufacturing risks that could adversely affect our ability to manufacture products and could reduce our gross margins and negatively affect our business and operating results.
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

•Our or our manufacturing partners’ failure to develop products in a timely manner or to required specifications or to increase production capacity or volumes to meet demand;

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
Due to our recent growth in our business, we are actively looking for additional facilities to store finished goods and to supplement the shipping and receiving capacity of our main offices in Sunnyvale, California. We are also searching for additional space to provide offices and facilities for the employees we expect to hire. Starting in the third quarter of 2020 we began to supplement our distribution operations with third-party logistics and warehousing services in another part of the country. There is competition for office, shipping and warehousing space in the San Francisco Bay area and elsewhere and we can provide no assurance that we will find additional space or that such space will be on reasonable terms or that we will be successful in our efforts to contract with third parties elsewhere to augment our logistics and warehousing capabilities. If we are unable to obtain additional space or support on commercially reasonable terms our costs may go up or our business operations may be adversely affected.
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
Our industry is highly competitive, subject to change and significantly affected by new product introductions and other activities of industry participants. We are initially positioning TCAR as an alternative to CEA and CAS in high surgical risk patients. CEA has historically been performed by vascular surgeons as the primary surgical solution for carotid artery disease. The major manufacturers of products, such as patches and shunts, used in connection with CEA include LeMaitre Vascular, Getinge / Maquet, Baxter, Terumo, Gore and Edwards. Some competitors market products for use in CAS, such as peripheral access kits, stents, distal and proximal embolic protection devices, guidewires, balloons and sheaths. Such companies include Abbott, Boston Scientific, Cardinal Health, Medtronic, Terumo, Gore, Contego Medical and InspireMD. These technologies, other products that are in current clinical trials, new drugs or additional indications for existing drugs could demonstrate better safety, effectiveness, clinical results, lower costs or greater physician and patient acceptance.

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
Our success depends largely on the continued services of key members of our executive management team and others in key management positions. For example, the services of Erica Rogers, our Chief Executive Officer, and Lucas Buchanan, our Chief Financial and Chief Operating Officer, are essential to driving adoption of our products, executing on our corporate strategy and ensuring the continued operations and integrity of financial reporting within our company. In addition, the services of Andrew Davis, our Chief Commercial Officer, are critical to driving the growth in sales of our products. Any of our employees may terminate their employment with us at any time. We do not currently maintain key person life insurance policies on any of our employees. If we lose one or more key employees, we may experience difficulties in competing effectively, developing our technologies and implementing our business strategy.
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
We believe that our cash and cash equivalents and investments as of September 30, 2020 and expected revenue will be sufficient to meet our capital requirements and fund our operations for at least the next 12 months. However, we have based these estimates on assumptions that may prove to be incorrect, and we could spend our available financial resources much faster than we currently expect. Our future funding requirements will depend on many factors, including:
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
In addition, the terms of debt securities issued or borrowings could impose significant restrictions on our operations including restrictive covenants, such as limitations on our ability to, among other things, dispose of assets, effect certain mergers, incur debt, grant liens, pay dividends and distributions on capital stock, make investments and acquisitions, and enter into transactions with affiliates, and other operating restrictions that could adversely affect our ability to conduct our business.

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
As of September 30, 2020, we had an aggregate of approximately $45.2 million in principal and interest outstanding under our term loan agreement with CRG. On October 29, 2020, we entered into a Loan Agreement with Stifel Bank, under which we drew down $49.0 million and used the majority of the proceeds to pay off and terminate our loan agreement with CRG. We must make significant interest-only monthly payments under the Loan Agreement, which has diverted and will continue to divert resources from other activities. Our obligations under the term loan agreement are collateralized by substantially all of our assets, including our material intellectual property, and we are subject to customary financial and operating covenants limiting our ability to, among other things, relocate or dispose of assets, undergo a change in control, merge or consolidate, enter into certain transactions with affiliates, make acquisitions, incur debt, pay dividends, grant liens, repurchase stock and make investments, in each case subject to certain exceptions. The covenants related to the term loan agreement, as well as any future financing agreements into which we may enter, may restrict our ability to finance our operations and engage in, expand or otherwise pursue our business activities and strategies. While we have not previously breached and are not currently in breach of these or any other covenants contained in our term loan agreement, there can be no guarantee that we will not breach these covenants in the future. Our ability to comply with these covenants may be affected by events beyond our control, and future breaches of any of these covenants could result in a default under the loan agreement. If not waived, future defaults could cause all of the outstanding indebtedness under the term loan agreement to become immediately due and payable and terminate commitments to extend further credit. If we do not have or are unable to generate sufficient cash available to repay our debt obligations when they become due and payable, either upon maturity or in the event of a default, our assets could be foreclosed upon and we may not be able to obtain additional debt or equity financing on favorable terms, if at all, which may negatively impact our ability to operate and continue our business as a going concern.
We may acquire other companies or technologies, or enter into license agreements, distribution arrangements or strategic partnerships, which could fail to result in a commercial product or generate sales, divert our management’s attention, result in additional dilution to our stockholders and otherwise disrupt our operations and harm our operating results.
Although we currently have no agreements or commitments to complete any such transactions, we may in the future seek to acquire, license or invest in businesses, products or technologies that we believe could complement or expand our portfolio, enhance our technical capabilities or otherwise offer growth opportunities. We could also seek to enter into distribution arrangements or strategic partnerships with third parties that we believe could increase our revenue or offer other commercial benefits. However, we cannot assure you that we would be able to successfully complete any acquisition, license agreement or distribution agreement we choose to pursue, or that we would be able to successfully integrate any business or product or technology in a cost-effective and non-disruptive manner. Similarly, we cannot guarantee that we would derive benefits from any distribution arrangement or other strategic partnership. The pursuit of potential acquisition, license or partnering opportunities may divert the attention of management and cause us to incur various costs and expenses in identifying, investigating and pursuing suitable transactions, whether or not they are consummated. We may not be able to identify desirable acquisition targets or strategic partners, or be successful in entering into an agreement with any particular target or partner, or obtain the expected benefits of any acquisition, license, investment or other strategic partnership arrangement.
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
As a condition of approving a PMA application, the FDA may also require some form of post-approval study or post-market surveillance, whereby the applicant conducts a follow-up study or follows certain patient groups for a number of years and makes periodic reports to the FDA on the clinical status of those patients when necessary to protect the public health or to provide additional safety and effectiveness data for the device. As a part of our PMA approval, we agreed with the FDA to conduct a post-approval study at a minimum of 30 sites in the United States to evaluate the safety and effectiveness of our products in at least 600 subjects. We completed enrollment in this study and submitted our final report to the FDA. In February 2020 we received notice from the FDA of their review and that we have fulfilled the post-approval study requirement. A PMA supplement with the updated labeling was submitted to FDA in December 2019 and subsequently approved by FDA in June 2020. The updated labeling included outcomes and adverse event data from the ROADSTER 2 Post-Approval Study. Failure to have conducted the post-approval study in compliance with applicable regulations or to have timely completed required post-approval studies or comply with other post-approval requirements could result in withdrawal of approval of the PMA, which would harm our business.

In addition, we are required to investigate all product complaints we receive, and timely file reports with the FDA, including MDRs that require that we report to regulatory authorities if our products may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction were to recur.  If these reports are not submitted in a timely manner, regulators may impose sanctions and we may be subject to product liability or regulatory enforcement actions, including warning letters, untitled letters, fines, civil penalties, recalls, seizures, operating restrictions, denial of requests for 510(k) clearance or premarket approval of new products, new intended uses or modifications to existing products, withdrawal of current 510(k) clearances or premarket approvals and narrowing of approved or cleared product labeling, all of which could harm our business.  In addition, the FDA may provide notice of and conduct additional inspections, such as “for cause” inspections, of our business, sites and facilities as part of its review process. We previously identified the need to implement corrective actions to our complaint handling procedures, which may have caused a delay in timely submission of 51 MDR reports to the FDA since we began commercialization in 2015.  As of October 31, 2020, we had filed 228 MDR reports with the FDA for adverse events including stroke, arterial dissection, stent thrombosis and wound complications.
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
The European Union has released regulations to ensure patient safety with the use of pharmaceuticals, medical devices and in-vitro diagnostics that will go into effect starting in May 2021. The new regulations replace predecessor directives and emphasize a global convergence of regulations. Major changes include:
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
The holders of an aggregate of 1,304,228 shares of our outstanding common stock, have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or our stockholders. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by our affiliates as defined in Rule 144 under the Securities Act. Any sales of securities by these stockholders could have a material adverse effect on the market price of our common stock.
Our directors, officers and principal stockholders have significant voting power and may take actions that may not be in the best interests of our other stockholders.
As of September 30, 2020, our directors, officers and each stockholder holding 5% or more of our outstanding common stock and their affiliates beneficially owned approximately 35.5% of our outstanding common stock in the aggregate. Actions taken by these stockholders may have the effect of delaying or preventing a change in control, might adversely affect the market price of our common stock and may not be in the best interests of other stockholders.

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
With the oversight of senior management and our audit committee, we began the implementation of remediation steps in 2018. These efforts focused on (i) the hiring of personnel with technical accounting and financial reporting experience and (ii) the implementation of improved accounting and financial reporting procedures and systems to improve the completeness, timeliness and accuracy of our financial reporting and disclosures including the assessment of more judgmental areas of accounting. We believe the measures described above will remediate the material weaknesses identified and strengthen our internal control over financial reporting. While we believe the steps taken in our remediation initiatives outlined above are sufficient to remediate the material weaknesses in internal control over financial reporting, our improvements, including the enhanced controls, have not operated for a sufficient period of time to demonstrate that the material weaknesses are fully remediated. As such, the remediation initiatives outlined above were not sufficient to fully remediate the material weaknesses in internal control over financial reporting for the nine months ended September 30, 2020. We are committed to continuing to improve our internal control processes and will continue to diligently and vigorously review our financial reporting controls and procedures.
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

We are continuing the costly and challenging process of compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404, and we may not be able to complete our evaluation, testing and any required remediation in a timely fashion. Our compliance with Section 404 will require that we incur substantial accounting expense and expend significant management efforts. We have engaged outside consultants and intend that they function in the capacity of an internal audit group, and we will need to continue to hire additional consultants, accounting and financial staff with appropriate public company experience and technical accounting knowledge as we compile the system and process documentation necessary to perform the evaluation needed to comply with Section 404.
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

If we are unable to remediate our material weaknesses or if we have additional material weaknesses in our internal control over financial reporting in the future, we may not detect errors on a timely basis and our financial statements may be materially misstated. Although we have begun the costly and challenging process of compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404, we may not be able to complete our evaluation, testing and any required remediation in a timely fashion. Our compliance with Section 404 will require that we incur substantial accounting expense and expend significant management efforts. We engaged outside consultants and intend that they function in the capacity of an internal audit group, and we will need to continue to hire additional consultants, accounting and financial staff with appropriate public company experience and technical accounting knowledge as we compile the system and process documentation necessary to perform the evaluation needed to comply with Section 404.
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

Item 6. Exhibit Index
The exhibits listed in the accompanying index to exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
3.1**	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the registrant as currently in effect.	S-1	333-230045	3.3	3/4/2019
3.2**	Bylaws of the registrant as currently in effect.	S-1	333-230045	3.5	3/4/2019
4.1**	Specimen Common Stock Certificate of the registrant.	S-1/A	333-230045	4.1	3/25/2019
4.2**	Amended and Restated Registration Rights Agreement by and among the registrant and certain stockholders, dated July 7, 2017.	S-1	333-230045	4.2	3/4/2019
4.3**	Amended and Restated Stockholders Agreement by and among the registrant and certain stockholders, dated July 7, 2017.	S-1	333-230045	4.3	3/4/2019
4.4**	Amendment to the Amended and Restated Registration Rights Agreement, dated March 21, 2019.	S-1/A	333-230045	4.8	3/25/2019
10.1**	Form of Indemnification Agreement for directors and executive officers.	S-1	333-230045	10.1	3/4/2019
10.2+**	2007 Stock Plan, as amended, and related form agreement.	S-1	333-230045	10.2	3/4/2019
10.3+**	2019 Employee Stock Purchase Plan and related form agreements.	S-1/A	333-230045	10.4	3/25/2019
10.4+**	Executive Incentive Compensation Plan.	S-1/A	333-230045	10.5	3/25/2019
10.5+**	2019 Equity Incentive Plan and related form agreements.	S-1/A	333-230045	10.6	3/25/2019
10.6#**	Supply Agreement by and between the registrant and Cordis Corporation, dated October 21, 2011, as amended by the Amendment dated March 12, 2012, the Second Amendment to Supply Agreement dated July 12, 2012, the Third Amendment to Supply Agreement dated April 19, 2013 and the Fourth Amendment to Supply Agreement dated April 9, 2018.	S-1	333-230045	10.6	3/4/2019
10.7#**	License Agreement by and between the registrant and Cordis Corporation, dated December 17, 2010.	S-1	333-230045	10.7	3/4/2019
10.8**	Quality Assurance Agreement by and among the registrant and Lake Region Medical and affiliates, dated May 4, 2015.	S-1	333-230045	10.8	3/4/2019
10.9#**	Amended and Restated Manufacturing and Supply Agreement by and between the registrant and Galt Medical Corporation, dated January 10, 2018.	S-1	333-230045	10.9	3/4/2019

10.10**	Term Loan Agreement by and among the registrant, certain affiliates of CRG Partners III L.P. as lenders and certain subsidiary guarantors, dated October 13, 2015, as amended by Amendment No. 1 to Term Loan Agreement dated January 3, 2017, Amendment No. 2 to Term Loan Agreement dated June 22, 2017, Amendment No. 3 to Term Loan Agreement dated November 30, 2017, Amendment No. 4 to Term Loan Agreement dated June 25, 2018, Amendment No. 5 to Term Loan Agreement dated September 4, 2018, Amendment No. 6 to Term Loan Agreement dated November 14, 2018 and effective as of October 31, 2018, and Amendment No. 7 to Term Loan Agreement dated June 11, 2019.	S-1	333-233044	10.10	8/6/2019
10.11**	Lease Agreement by and between the registrant and Hanover Properties Ltd., dated November 30, 2017.	S-1	333-230045	10.11	3/4/2019
10.12**	Director Offer Letter for Donald Zurbay dated as of February 6, 2018.	S-1/A	333-230045	10.13	3/25/2019
10.13+**	Confirmatory Employment Letter between the registrant and Erica Rogers, dated as of March 21, 2019.	S-1/A	333-230045	10.14	3/25/2019
10.14+**	Confirmatory Employment Letter between the registrant and Lucas Buchanan, dated as of March 21, 2019.	S-1/A	333-230045	10.15	3/25/2019
10.15+**	Confirmatory Employment Letter between the registrant and Richard Ruedy, dated as of March 21, 2019.	S-1/A	333-230045	10.16	3/25/2019
10.16+**	Confirmatory Employment Letter between the registrant and Andrew Davis, dated as of March 21, 2019.	S-1/A	333-230045	10.17	3/25/2019
10.17+**	Change in Control and Severance Agreement between the registrant and Erica Rogers, dated as of March 21, 2019.	S-1/A	333-230045	10.18	3/25/2019
10.18+**	Change in Control and Severance Agreement between the registrant and Lucas Buchanan, dated as of March 21, 2019.	S-1/A	333-230045	10.19	3/25/2019
10.19+**	Change in Control and Severance Agreement between the registrant and Richard Ruedy, dated as of March 21, 2019.	S-1/A	333-230045	10.20	3/25/2019
10.20+**	Change in Control and Severance Agreement between the registrant and Andrew Davis, dated as of March 21, 2019.	S-1/A	333-230045	10.21	3/25/2019
10.21**	Loan and Security Agreement, dated as of October 29, 2020, by and between Silk Road Medical, Inc. and Stifel Bank.	8-K/A	333-230045	10.1	11/4/2020
31.1*	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

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

SILK ROAD MEDICAL, INC.

November 16, 2020	By:	/s/ Erica J. Rogers
Erica J. Rogers President, Chief Executive Officer and Director (principal executive officer)
November 16, 2020	By:	/s/ Lucas W. Buchanan
Lucas W. Buchanan Chief Financial Officer and Chief Operating Officer (principal financial officer and principal accounting officer)