Form 10-K
period 2020-12-31
Silk Road Medical Inc
filed 2021-03-01
CIK 1397702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020 .
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
Yes  ☒    No  ☐
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $1.4 billion as of June 30, 2020 based on the closing sale price of the registrant’s common stock on the NASDAQ Global Select Market on such date. Shares held by persons who may be deemed affiliates have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of February 26, 2021, the number of outstanding shares of the registrant's common stock, par value $0.001 per share, was 34,365,398.

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
•our ability to retain and recruit key personnel, including the continued expansion of our sales and marketing infrastructure;
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
TCAR relies on two novel concepts - minimally-invasive direct carotid access in the neck and high-rate blood flow reversal during the procedure to protect the brain - and combines the benefits of innovative endovascular techniques with fundamental surgical principles. TCAR using our portfolio of products has been clinically demonstrated to reduce the upfront morbidity and mortality risks commonly associated with carotid endarterectomy while maintaining a reduction in long-term stroke risk. We are the first and only company to obtain FDA approvals, secure specific Medicare reimbursement coverage, and commercialize products engineered and indicated specifically for transcarotid use, in patients who require carotid revascularization and are at high risk for adverse events from carotid endarterectomy and who meet certain treatment criteria. As of December 31, 2020, more than 26,000 TCAR procedures have been performed globally, including more than 10,300 in the United States in 2020.
Carotid artery disease is the progressive buildup of plaque causing narrowing of the arteries in the front of the neck, which supply blood flow to the brain. Plaque can embolize, or break away from the arterial wall, and travel toward the brain and interrupt critical blood supply, leading to an ischemic stroke. Carotid artery disease is one of the leading causes of stroke, and stroke is one of the most catastrophic, debilitating, and costly conditions worldwide. We believe the best way to mitigate the mortality, morbidity and cost burden of stroke is to prevent strokes in the first place. Clinical evidence has demonstrated that with proper diagnosis and treatment, stroke due to carotid artery disease is mostly preventable. We believe there were approximately 4.3 million people with carotid artery disease in the United States in 2019, with an estimated 432,000 new diagnoses in 2019, and existing treatment options have substantial safety and effectiveness limitations.
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
To address the invasiveness of CEA, transfemoral carotid artery stenting, or CAS, was developed in the 1990s. The CAS procedure uses minimally-invasive catheters traveling from a puncture site in the groin to place a stent in the carotid artery in the neck to restrain the plaque and prevent embolization that could cause a stroke. While both CEA and CAS have been clinically demonstrated to reduce long-term stroke risk, randomized clinical trials and other studies have shown that CAS, relative to CEA, often results in an almost two-fold increase in stroke within 30 days following treatment, which we believe is due to inadequate protection of the brain. We believe this represents an unacceptable trade-off relative to the current standard of care of CEA. As such, after almost 30 years of development, CAS has achieved limited adoption and narrow reimbursement coverage in the United States. CEA remains the standard of care and represented approximately 82% of the approximately 166,000 carotid revascularization procedures performed in the United States in 2019. Therefore, we believe reducing the rate of morbidity and mortality of CEA is an unmet clinical need that continues to persist.
TCAR is a minimally-invasive procedure that addresses the morbidity of CEA and the 30-day stroke risk of CAS while maintaining a reduction in long-term stroke risk beyond the first 30 days. TCAR starts with a small incision in the neck slightly above the collarbone, otherwise known as transcarotid access, through which our ENROUTE® Transcarotid Stent System, or ENROUTE stent, is placed during a period of temporary high-rate blood flow reversal that is enabled by our ENROUTE® Transcarotid Neuroprotection System, or ENROUTE NPS. Blood flow reversal directs embolic debris that could cause a stroke away from the brain, while the stent braces the plaque and prevents embolization to afford a reduction in long-term stoke risk. We believe that by meeting the standard of brain protection and reduction in 30-day and long-term stroke risk afforded by CEA, while providing benefits commensurate with an endovascular, minimally-invasive approach, TCAR could become the preferred alternative for carotid revascularization. Additionally, we believe that as our technology becomes more widely adopted, TCAR may become a compelling alternative for patients who are treated with medical management alone each year.
Based on the estimated 432,000 new carotid artery disease diagnoses that occurred in the United States in 2019, we believe a total annual U.S. market opportunity of approximately $2.8 billion exists for our portfolio of TCAR products. There were approximately 166,000 carotid revascularization procedures performed in 2019, which we estimate to represent a market conversion opportunity greater than $1.1 billion. More than 10,300 TCAR procedures were performed in 2020 in the United States using our products, representing just over 2% of annual diagnoses of carotid artery disease.
The safety, effectiveness and clinical advantages of TCAR have been demonstrated in multiple clinical trials, post-market studies and registries that have been published in peer-reviewed journals representing outcomes in more than 7,000 patients to date. The results of our U.S. pivotal trial, ROADSTER, reflect the lowest reported 30-day stroke rate for any prospective, multicenter clinical trial of carotid stenting of which we are aware. Our ROADSTER 2 post-approval study was completed in 2019 and showed a thirty-day stroke rate of 0.6% in the FDA-analysis population. Additionally, data on real-world outcomes of TCAR relative to CEA and CAS have continued to accrue through the ongoing TCAR Surveillance Project, or TSP, which is an ongoing open-ended registry sponsored by the Society for Vascular Surgery through the Vascular Quality Initiative, or VQI. In a VQI study published in the Journal of the American Medical Association in December 2019, a propensity matched analysis of 3,286 high surgical risk patients in each cohort showed in-hospital stroke or death was 1.6% for TCAR versus 3.1% for CAS. The differences favoring TCAR persisted through 30 days and 1 year. In a VQI study published in the Annals of Surgery in September 2020, a propensity matched analysis of 6,384 high surgical risk patients in each cohort demonstrated significant reduction in the risk of postoperative myocardial infarction and cranial nerve injury after TCAR compared to CEA, with no differences in the rates of in-hospital stroke/death (1.6% TCAR and 1.6% CEA).
We manufacture the ENROUTE NPS and distribute our portfolio of TCAR products from our facility in Sunnyvale, California. We market and sell our products in the United States through a direct sales organization consisting of 44 sales representatives, known as area managers, or AMs, and 73 clinical support specialists, known as therapy development specialists, or TDSs, as of December 31, 2020, that are focused on driving adoption of TCAR among the approximately 2,750 physicians and 750 hospitals in the United States that we believe are responsible for approximately 80% of carotid revascularization procedures each year. While our current commercial focus is on the U.S. market, our ENROUTE NPS and ENROUTE stent have obtained CE Mark approval, allowing us to commercialize in Europe in the future. We are also pursuing regulatory clearances in China and Japan.
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
We have experienced considerable growth since we began commercializing our products in the United States in late 2015. Our revenue increased to $75.2 million for the year ended December 31, 2020 compared to $63.4 million and $34.6 million for the years ended December 31, 2019 and 2018, respectively, representing growth of 19% and 83%, respectively. Our net losses were $47.4 million, $52.4 million and $37.6 million for the years ended December 31, 2020, 2019 and 2018, respectively. As of December 31, 2020, 2019 and 2018, our accumulated deficit was $238.9 million, $191.5 million and $139.1 million, respectively.
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

ENROUTE Transcarotid Stent System
•Self-expanding, self-tapering stent that conforms to patient
•Transcarotid delivery system improves the accuracy and the overall ergonomics of the TCAR procedure
•Only FDA approved transcarotid stent system

ENHANCE Transcarotid Peripheral Access Kit	•Used to gain initial access to the common carotid artery •Only access kit specifically designed for use in the common carotid artery
ENROUTE 0.014” Guidewire	•Main conduit for navigating and crossing the target lesion for delivery of interventional devices •Short working length and proprietary tip designed for TCAR

The ENROUTE NPS (510(k) K153485) is cleared for transcarotid vascular access, introduction of diagnostic agents and therapeutic devices, and embolic protection during carotid artery angioplasty and stenting procedures for patients diagnosed with carotid artery stenosis and who have appropriate anatomy, and the ENROUTE stent (PMA P140026) is approved for use in conjunction with the ENROUTE NPS for the treatment of patients at high risk for adverse events from CEA who require carotid revascularization and meet certain criteria.
Clinical Data
The safety, effectiveness and clinical advantages of TCAR have been demonstrated in multiple clinical trials, post-market studies and registries that have been published in peer-reviewed journals representing outcomes in more than 7,000 patients to date. Our first-in-human trial, the PROOF Study, was initiated as a feasibility study to assess the safety and performance of the ENROUTE NPS and later was expanded to support CE marking of the ENROUTE NPS. Data from the PROOF Study were also used to support FDA approval of the investigational device exemption, or IDE, for the ROADSTER Study. Data from the pivotal cohort of the ROADSTER Study supported FDA 510(k) clearance of the ENROUTE NPS, and a subset of the data supported pre-market, or PMA, approval of the ENROUTE stent. The results of the pivotal phase of the ROADSTER study were published in November 2015 in the Journal of Vascular Surgery. We have completed a post market approval study, ROADSTER 2, which was designed to evaluate the outcomes in TCAR procedures using the ENROUTE stent used in conjunction with the ENROUTE NPS in broader, “real‑world” use in 692 patients. Data on TCAR outcomes also continues to accrue through the Society for Vascular Surgery-sponsored TCAR Surveillance Project, an ongoing real‑world, open-ended registry. The VQI 2020 Annual Report stated close to 16,000 TCAR procedures have been submitted to the registry as of December 31, 2020.
Summary of Key Clinical Trials

	PROOF	ROADSTER	ROADSTER 2	TCAR Surveillance Project
Study Type	First in Human CE Marking DW-MRI Sub-Study	U.S. Pivotal IDE Study	U.S. Post-Approval Study	Real world observation
Patients	75 pivotal 56 DW-MRI Sub- Study	67 Lead-in 141 Pivotal 78 Continued Access 52 Stent Sub- Study	692	Open Ended
Profile	High Surgical Risk and Standard Surgical Risk	High Surgical Risk	High Surgical Risk	High Surgical Risk
Status/Publication	Complete J Endovasc Ther. 2017 Apr;24(2):265-270	Complete J Vasc Surg. 2015 Nov;62(5):1227-34 (pivotal cohort only)	Complete Stroke 2020;
16,000 patients as of December 31, 2020 Annals of Surgery: September 15, 2020 Complete Journal of the American Medical Association: December 2019
Complete Journal of the American College of Surgeons: January 2020

Carotid Stent Systems Used	CE Marked Carotid Stents, including the Cordis Precise Stent	FDA Approved Carotid Stents, including the Cordis Precise Stent	ENROUTE Transcarotid Stent System	ENROUTE Transcarotid Stent System

Summary of TCAR Clinical Trial Outcomes

	PROOF	Pooled ROADSTER		ROADSTER 2
	ITT population	ITT population	Per-protocol	ITT population	Per-protocol
Stroke at 30 days
All stroke	1.3%	1.4%	0.5%	1.9%	0.6%
All stroke and death	1.3%	2.3%	1.5%	2.3%	0.8%
Other adverse events at 30 days
Myocardial infarction	0.0%	1.4%	1.0%	0.9%	0.9%
Cranial Nerve Injury* (Acute)	2.7%	0.5%	NR	1.4%	NR
Cranial Nerve Injury (persisting at 6 months)	2.7%	0.0%	NR	0.9%**	NR
Procedural information
Mean procedure time (mins)	NR	73.2	NR	74.8	74.6
Mean length of stay (days)	NR	1.7	NR	NR	1.6

*Only tabulated for ITT population.
**Evaluated at 90 days.

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
The PROOF Study enrolled patients that were classified as high surgical risk, as well as patients classified as standard surgical risk. The results from the PROOF Study demonstrated that TCAR was technically feasible and resulted in a minor stroke incidence of 1.3% within 30 days (zero major strokes), which was significantly lower than that reported for CAS in prior clinical trials.
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
ROADSTER 2 U.S. Post Market Approval Study
The ROADSTER 2 Post Approval Study was a condition of PMA approval for the ENROUTE stent. The study evaluated the outcomes in TCAR using the ENROUTE stent in conjunction with the ENROUTE NPS in broader, “real world” use. Like the sub-analysis from the ROADSTER Study that led to PMA approval of the ENROUTE stent, the primary endpoint, which was assessed on a PP basis, was the rate of procedural success at 30 days in high surgical risk patients with a three year minimum life expectancy.
The ROADSTER 2 post approval study enrolled 692 patients at 42 sites. 61.8% of the participating patients were treated by physicians that did not participate in the ROADSTER Study. The FDA mandated that at least 70% of the sites be new sites. Enrollment commenced in 2015. Enrollment and final 30-day follow-up assessments were completed in 2019 and the results were published in the journal Stroke in August 2020.
In the ROADSTER 2 final report submitted to the FDA in October 2019, data on 632 patients treated PP were presented. The procedural success rate in ROADSTER 2 was 97.9%. The lower bound of the 2-sided 95% exact binomial confidence intervals of the observed procedural success rate significantly exceeds the a priori threshold of 85% (p<0.0001). The primary endpoint of ROADSTER 2 was met and, as a result the rate of procedural success in ROADSTER 2 compares favorably to the rate of procedural success in the in the ROADSTER Sub-Study population which was 98.1%.
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
Eligible patients must meet the inclusion criteria specified for the TCAR Surveillance Project. Generally, patients must be at high surgical risk and must have had their TCAR procedure performed using any FDA-cleared transcarotid proximal embolic protection device utilizing flow reversal, such as our ENROUTE NPS, and any FDA-approved transcarotid stent, such as our ENROUTE stent. To date, the ENROUTE stent and the ENROUTE NPS are the only such devices cleared and approved by the FDA. TCAR procedures entered into the Society for Vascular Surgery VQI CAS registry for the TCAR Surveillance Project are eligible for reimbursement by Medicare if the patients meet the requirements set forth above. We believe the TCAR Surveillance Project represents a unique collaboration between a physician specialty society, the FDA and CMS. We believe it also marks the first time that CMS has granted broader reimbursement for a stent-based treatment paradigm for carotid artery disease in a registry not managed by industry.
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

In the Society for Vascular Surgery Vascular Quality Initiative 2020 Annual Report, it was reported that 421 centers have contributed almost 16,000 TCAR procedures to the CAS VQI registry as of December 31, 2020.
TCAR Surveillance Project: TCAR vs. CAS
In a study published in the Journal of the American Medical Association in December of 2019, TCAR was compared to CAS in a propensity score matched analysis with 3,286 pairs. TCAR was associated with a lower risk of in-hospital stroke or death (1.6% vs 3.1%; P < .001), stroke (1.3% vs 2.4%; P = .001), and death (0.4% vs 1.0%; P = .008). As expected with two minimally invasive procedures, there was no statistically significant difference in the risk of perioperative MI between the two cohorts (0.2% for TCAR vs. 0.3% for TFCAS; P = .47). At 1 year using Kaplan-Meier life-table estimation, TCAR was associated with a lower risk of ipsilateral stroke or death (5.1% vs 9.6%; hazard ratio, 0.52 [95%CI, 0.41 to 0.66]; P < .001). TFCAS was associated with more radiation (median fluoroscopy time, 5 minutes [interquartile range {IQR}, 3 to 7] vs 16 minutes [IQR, 11 to 23]; P < .001) and more contrast usage (median contrast used, 30 mL [IQR, 20 to 45] vs 80 mL [IQR, 55 to 122]; P < .001).
TCAR Surveillance Project: TCAR vs. CEA
In a study published in the Annals of Surgery in September of 2020, TCAR was compared to CEA in propensity score matched high surgical risk patients who underwent TCAR and CEA for carotid artery stenosis (2016-2019). Propensity scores were calculated based on baseline clinical variables and used to match patients in the two treatment groups (n=6,384 each). The primary endpoint was the combined outcome of perioperative stroke and/or death. No significant differences were observed between TCAR and CEA in terms of in-hospital stroke/death [TCAR,1.6% vs. CEA,1.6%, P=.945], stroke [1.4% vs. 1.4%, P=.881], or death [0.4% vs. 0.3%, P=.662]. Compared to CEA, TCAR was associated with lower rates of in-hospital myocardial infarction [0.5% vs. 0.9%, P=.005], cranial nerve injury [0.4% vs. 2.7%, P<.001], and post-procedural hypertension [13% vs.18.8%, P<.001]. They were also less likely to stay in the hospital for more than one day [26.4% vs. 30.1%, P<.001]. No significant interaction was observed between procedure and symptomatic status in predicting postoperative outcomes. At one year, the incidence of ipsilateral stroke or death was similar between the two groups [HR (95%CI): 1.09 (0.87-1.36), P=.44]. This propensity-score matched analysis demonstrated significant reduction in the risk of postoperative myocardial infarction and cranial nerve injury after TCAR compared to CEA, with no differences in the rates of stroke/death.
In a study published in the Annals of Surgery in September of 2020, TCAR was compared to CEA in propensity score matched high surgical risk patients who underwent TCAR and CEA for carotid artery stenosis (2016-2019). Propensity scores were calculated based on baseline clinical variables and used to match patients in the two treatment groups (n=6,384 each). The primary endpoint was the combined outcome of perioperative stroke and/or death. No significant differences were observed between TCAR and CEA in terms of in-hospital stroke/death [TCAR,1.6% vs. CEA,1.6%, P=.945], stroke [1.4% vs. 1.4%, P=.881], or death [0.4% vs. 0.3%, P=.662]. Compared to CEA, TCAR was associated with lower rates of in-hospital myocardial infarction [0.5% vs. 0.9%, P=.005], cranial nerve injury [0.4% vs. 2.7%, P<.001], and post-procedural hypertension [13% vs.18.8%, P<.001]. They were also less likely to stay in the hospital for more than one day [26.4% vs. 30.1%, P<.001]. No significant interaction was observed between procedure and symptomatic status in predicting postoperative outcomes. At one year, the incidence of ipsilateral stroke or death was similar between the two groups [HR (95%CI): 1.09 (0.87-1.36), P=.44]. This propensity-score matched analysis demonstrated significant reduction in the risk of postoperative myocardial infarction and cranial nerve injury after TCAR compared to CEA, with no differences in the rates of stroke/death.
TCAR Surveillance Project: Learning Curve
In a study published in the Journal of the American College of Surgeons in January 2020, Kashyap, et al, examined the learning curve of TCAR performed by surgeons participating in the TCAR Surveillance

Project. The authors reviewed 3,456 TCAR procedures performed by 417 unique practitioners at 178 centers. Patients were grouped into four levels based upon the physicians’ experience with TCAR at the time of procedure: novice (1-5 cases), intermediate (6-20 cases), advanced (20-30 cases) and expert (>30 cases). Of the patients analyzed, 41% of patients were treated by novice physicians, 40% of patients were treated by intermediate physicians, 9% of patients were treated by advanced physicians and 10% of patients were treated by expert physicians. There was no significant difference in the baseline characteristics by surgeon case experience with three exceptions; expert physicians were more likely to treat patients with moderate or severe congestive heart failure, novice and intermediate physicians were more likely to treat patients with prior CEA or CAS, and advanced and expert physicians were more likely to treat patients with CMS medical high-risk criteria. There was a statistically significant reduction in operative time (novice 81.7 mins, expert 59.6 mins; p<.001) and flow reversal time (novice 12.2 mins, expert 9.7 mins; p<.001) over the four levels. There was a decrease in fluoroscopy time and contrast usage up to the advanced level. Bleeding complications were significantly less frequent in the advanced and expert groups of physicians. There was no difference in the incidence of cranial nerve injury across the groups of physicians. Expert physicians were more likely to use local anesthesia compared to the other three categories of physicians. There was no difference in the technical failure rate across the four categories of physicians. The rate of composite stroke, stroke alone and death did not differ between the categories. The authors noted that TCAR novices can achieve the same clinical outcomes as expert practitioners, while in comparison CAS requires more than 50 cases to achieve proficiency.
Ongoing and Planned TCAR Studies
In addition to the Society for Vascular Surgery’s TCAR Surveillance Project, we have two enrolling studies focused on evaluating the incidence of new white lesions using DW-MRI following the TCAR procedure. This DW-MRI study is based in the European Union enrolling up to 50 patients to evaluate the rate of sub-clinical embolization, or incidence of new white lesions, as detected on DW-MRI in recently symptomatic patients. The primary endpoint is the rate of new white lesions as seen on DW-MRI through the 30-day follow-up period compared to pre-procedure baseline white lesions. The evaluation of the presence of new white lesions is conducted by an independent neuroradiologist.
We are conducting a similar study at four hospitals in the United States and one in the European Union. We have obtained Institutional review board and ethics committee approvals and enrollment began in June 2019. The objective here is to also evaluate the incidence of post-procedure DW-MRI lesions compared to baseline in patients (asymptomatic or symptomatic) who were treated with the TCAR procedure. The primary endpoint is the rate of ipsilateral new white lesions through 30 days with a maximum enrollment of up to 75 patients in this study.
Our Commercial Strategy
We believe there are approximately 2,750 physicians that perform an estimated 80% of annual carotid revascularization procedures in the United States. Vascular surgeons, who we believe represent the specialty most frequently responsible for managing the care of and receiving referrals for patients with carotid artery disease, are skilled in endovascular procedures and our sales, marketing, professional education and medical affairs efforts are focused on driving adoption and supporting their practice development by offering them an innovative, safe, effective and minimally-invasive alternative for treating carotid artery disease.
In the United States, we market and sell our portfolio of TCAR products through a direct sales organization consisting of 44 sales representatives, known as area managers, or AMs, as of December 31, 2020. The AMs are complemented by one or more Therapy Development Specialists in each territory. Our sales professionals have substantial experience launching and establishing new disruptive therapies and converting open surgical procedures to minimally-invasive alternatives. We primarily market our products directly to vascular surgeons, their staffs, operating room managers and hospital administrators. We also market to other specialists with experience in CEA and/or CAS with the appropriate skill set for TCAR, including neurosurgeons, cardiothoracic surgeons and non-surgical interventionalists in radiology, neuroradiology and cardiology. We do not currently sell our products in markets outside the United States.
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
Our practice is to require physicians to complete a training program before performing TCAR, which is also a regulatory requirement derived from the PMA approval of the ENROUTE stent. To facilitate training, we have developed a robust training course including clinical and procedural details as well as hands-on workshops designed to provide the highest potential for successful outcomes. We conduct physician training courses in large group, in-person formats as well as virtual and small group, socially distanced formats as needs have dictated during the COVID-19 pandemic. We also provide training through physician proctors on an as needed basis. As of December 31, 2020, we have trained and certified approximately 1,800 physicians in the United States.
Through the Office of Medical Affairs, our highly specialized area managers and therapy development specialists, along with other key employees, receive in-depth training and develop a thorough understanding of carotid artery disease, patient selection, imaging interpretation, procedure planning, reimbursement and regulatory policies to meaningfully support our customers and maintain compliance. Our extensive training and continuous education program consists of foundational training, procedure observation, and sales skills development. Our personnel are selected based on their focus on patient outcomes and the entire customer experience in addition to their technical aptitude.
Coverage and Reimbursement
Since achieving regulatory clearances and approvals for our portfolio of TCAR products, we have made significant progress securing reimbursement codes and payer coverage.
During the ROADSTER trial, the Society for Vascular Surgery helped to guide modifications of existing CPT reimbursement coding descriptions to ensure their applicability to TCAR. In 2015, we also confirmed with CMS that TCAR, like CAS, was considered under the purview of the National Coverage Determination 20.7, or NCD, for Percutaneous Transluminal Angioplasty.
According to the Agency for Healthcare Research and Quality Healthcare Cost and Utilization Project, CMS is the primary payer for carotid revascularization procedures, representing approximately 79% of the payer mix for CEA and CAS procedures in 2017. TCAR is currently covered by CMS in high surgical risk patients who are symptomatic with greater than or equal to 70% stenosis. As of September 2016, TCAR is also covered by CMS in the TCAR Surveillance Project for high surgical risk patients who are either symptomatic with greater than or equal to 50% stenosis or asymptomatic with greater than or equal to 80% stenosis. We intend to seek FDA label expansion for our ENROUTE stent and CMS coverage for TCAR in standard surgical risk patients, as well as seek new and expanded coverage for TCAR in commercial payer coverage policies.
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
Coding for Hospitals
There are a number of appropriate ICD-10-CM diagnosis codes that describe occlusions and stenosis of carotid arteries for asymptomatic patients as well as cerebral infarction due to embolus and thrombus of carotid arteries for symptomatic patients, which establish medical necessity.  As of October 1, 2020, the proper ICD-10-PCS procedure codes for TCAR includes a code for carotid stenting [e.g. 037(H/J/K/L)3(D/E/F/G)Z] and a code for extracorporeal reverse flow neuroprotection [e.g. X2(H/J) 336] and the appropriate MS-DRGs for TCAR are 034 when the patient presents with major complications or co-

morbidities (MCC), 035 when the patient presents with a complication or co-morbidity (CC), and 036 for patients without complications or co-morbidities.
Payment for Physicians
The 2021 national average physician professional fee payment for CPT code 37215 is approximately $1,014. We believe physicians feel this level of payment represents a reasonable amount for TCAR. CEA procedures are reimbursed under CPT code 35301, for which the 2021 national average physician professional fee payment is $1,150.
Payment for Hospitals
The national unadjusted 2021 payment amounts for MS-DRGs 034, 035 and 036 are $25,546, $15,022 and $11,898, respectively.  Based on prior procedure volumes assigned to MS-DRGs, we estimate that the average payment amount across these three codes is $14,855 in 2021.  These single MS DRG payments are intended to cover all hospital costs associated with treating an individual during his or her hospital stay, with the exception of physician charges associated with performing medical procedures. We believe that facilities feel this level of payment represents a reasonable amount for the treatment of patients with TCAR. CEA procedures are reimbursed under MS-DRGs 037, 038 and 039.  We expect the national unadjusted 2021 payment amounts for MS-DRGs 037, 038 and 039 to be $21,922, $11,215 and $7,784, respectively.  Based on prior procedure volumes, we estimate that the average payment amount across these three codes to be $10,198.  The base payment amounts for MS-DRGs may vary greatly by individual acute-care hospital for a number of reasons including but not limited to geographic, teaching status, case-mix index, and use of electronic health record systems.
Coverage
Pursuant to the NCD 20.7 for Percutaneous Transluminal Angioplasty, TCAR is TCAR is currently covered by CMS in high surgical risk patients who are symptomatic with greater than or equal to 70% stenosis. The TCAR Surveillance Project is an FDA-approved extension study, and as such, as of September 2016, TCAR is also covered by CMS in the VQI’s TCAR Surveillance Project for high surgical risk patients who are either symptomatic with greater than or equal to 50% stenosis or asymptomatic with greater than or equal to 80% stenosis. For billing purposes, facilities and providers can submit claims for the TCAR Surveillance Project using National Clinical Trial identifier NCT02850588.
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
CMS has created a list of minimum standards modeled in part on professional society statements on competency. All facilities must at least meet CMS standards in order to receive coverage for CAS, inclusive of TCAR, for high surgical risk patients. Participation in the Society for Vascular Surgery’s Vascular Quality Initiative can provide evidence of compliance to these standards to CMS.The ENROUTE NPS and the ENROUTE stent are also included in the CREST-2 Companion Registry, or C2R, but not in the CREST 2 randomized clinical trial itself. The objective of C2R is to promote the rapid initiation and completion of enrollment in the CREST-2 randomized clinical trial (clinicaltrials.gov ID NCT02089217). Patient eligibility will include standard surgical risk and high surgical risk patients with symptomatic or asymptomatic carotid artery disease. Patients will be followed for the occurrence of post-procedural complications. The primary safety and quality endpoint for C2R is the occurrence of any stroke or death within the 30-day period following the stenting procedure. The safety and quality results from C2R will guide selection of interventionists for participation in the CREST-2 randomized clinical trial. Enrollment into C2R began in 2015 and will continue until publication of the primary results of the randomized trial. Providers can bill CMS for TCAR patients enrolled in this registry using NCT02240862.

Research, Development and Clinical Programs
Our research and development activities encompass basic research, clinical research and product development. Our engineering team has mechanical engineering, project management, materials science, and prototyping expertise. In addition, our clinical research organization has trial design and management, data collection and biostatistics expertise.
Our research and development efforts are currently focused on improving and expanding our portfolio of TCAR products and their labeled indications for use to further improve and simplify the treatment experience for a broad base of patients and physicians. We have worked together with vascular surgeons and other physicians to develop our products. We believe our research and development capabilities, clinical and regulatory organizations and unique insights will enable us to continue to lead this emerging category.
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
For the fiscal years ended December 31, 2020, 2019 and 2018, our research, development and clinical expenses were $21.3 million, $12.3 million and $10.3 million, respectively.
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
Companies with actively marketed FDA-approved stents and embolic protection devices for use with CAS procedures include Abbott, Medtronic, Boston Scientific, and Cardinal. Other companies have approved devices not currently marketed in the United States, including Gore, Terumo and InspireMD. Additionally, some companies have stents and other products in ongoing IDE or planned IDE trial in the US, including Terumo and InsprireMD. Many of these companies have several competitive advantages including the following: more established sales and marketing programs and networks, larger portfolio of products, longer operating histories, established relationships with healthcare professionals and greater name recognition.
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
As of December 31, 2020, we owned 99 patents globally, of which 59 were issued U.S. patents and 40 were patents outside of the United States.  Our patents expire between November 2024 and May 2037. Our material patents, their jurisdiction, expiration date and the product to which they relate, are listed in the table below:

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
As of December 31, 2020, we had 75 pending patent applications globally, including 37 in the United States and 38 outside the United States.
As of December 31, 2020, we had trademark registrations for “Silk Road Medical,” the “Silk Road Medical” logo, “TCAR,” “Enroute” and the “Enroute” logo and “Enhance” in the United States, and various other countries. Including these trademark registrations, our trademark portfolio contained 86 trademark registrations/ applications.
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
Manufacturing and Supply
We currently manufacture the ENROUTE NPS at our approximately 31,000 square foot facility in Sunnyvale, California. This facility provides approximately 8,000 square feet of space for our production and distribution operations, including manufacturing, quality control and storage. While we believe our existing facility will be sufficient to meet our manufacturing needs for at least the next three years we supplement our distribution operations with a third-party logistics and warehousing service and are considering additional leased facilities.
Our manufacturing and distribution operations are subject to regulatory requirements of the FDA’s Quality System Regulation, or QSR, for medical devices sold in the United States, set forth in 21 CFR part 820, and the European Medical Device Directive 93/42/EEC and amendments, or MDD, for medical devices marketed in the European Union. The new EU Medical Regulations take effect in May 2021, our design examination certificates under the MDD remain valid until their expiration. Compliance with the EU MDR will be executed prior to the expiration of the current MDD certificates. We are also subject to applicable local regulations relating to the environment, waste management and health and safety matters, including measures relating to the release, use, storage, treatment, transportation, discharge, disposal, sale, labeling, collection, recycling, treatment and remediation of hazardous substances.
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
Our failure, or the failure of our suppliers, to maintain acceptable quality requirements and compliance with all applicable healthcare laws and regulatory requirements could result in the shutdown or significant disruption of our manufacturing operations or the voluntary or involuntary recall of our products, which could harm our business. In the event that one of our suppliers fails to maintain acceptable quality requirements or regulatory compliance, we may have to qualify a new supplier and could experience a material adverse effect to manufacturing and manufacturing delays as a result. For example, in the first quarter of 2021, we announced the voluntary recall of certain lots of our ENROUTE Transcarotid Stent System, manufactured by one of our third-party suppliers, Cordis. Our decision to recall these lots was based on complaints we received about tips detaching from the stent delivery system as well as internal testing that we conducted. Recalls like this one could interrupt the delivery of our TCAR products to customers or may cause us to have to qualify a new supplier, either of which could cause our results of operations to be adversely impacted.
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
The FDA conducted a total of five establishment inspections of our manufacturing facility in Sunnyvale, California in 2014, 2015, 2016 and 2020. A one-observation Form 483 Notice of Observation was issued in April 2015 relating to a transcription error in patient line listings and no additional follow up with the FDA was required. In February 2020, a one-observation Form 483 Notice of Observation was issued relating to the calibration method used for a specific type of measurement tool. In response, we initiated a Corrective and Preventive Action, or CAPA, and the Form 483 Notice of Observation was officially closed in June 2020. We believe that we are in compliance, in all material respects, with all applicable FDA requirements, including the QSR.
Since obtaining ISO 13485 certification in 2011, BSI has conducted scheduled surveillance audits annually, recertification audits every third year, and periodic unannounced audits since the initial certification period starting in 2011 for compliance with ISO 13485 and MDD. The most recent recertification audit was conducted in November 2020, and no major non-conformities were identified. The most recent surveillance audit was conducted in October 2019, and no major non-conformities were identified. The most recent unannounced audit was conducted in July 2014, and no major non-conformities were identified. We believe that we are in compliance, in all material respects, with all ISO 13485 and MDD requirements.
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
We have registered with the FDA as a medical device manufacturer and a specification developer and have obtained a manufacturing license from the California Department of Public Health, or CDPH. The FDA and CDPH have broad post-market and regulatory enforcement powers. We are subject to unannounced inspections by the FDA and the Food and Drug Branch of CDPH to determine our compliance with the QSR and other regulations, and these inspections may include the manufacturing facilities of our suppliers. Additionally, our Notified Body, BSI, regularly inspects our manufacturing, design and operational facilities to ensure ongoing ISO 13485 compliance in order to maintain our CE mark.
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
European Union
Our portfolio of TCAR products is regulated in the European Union as a medical device per the European Union Directive 93/42/EEC, also known as the MDD. The MDD sets out the basic regulatory framework for medical devices in the European Union. The system of regulating medical devices operates by way of a certification for each medical device. Each certified device is marked with the CE mark which shows that the device has a Certificat de Conformité. There are national bodies known as Competent Authorities in each member state which oversee the implementation of the MDD within their jurisdiction. The means for achieving the requirements for the CE mark vary according to the nature of the device. Devices are classified in accordance with their perceived risks, similarly to the U.S. system. The class of a product determines the conformity assessment required before the CE mark can be placed on a product. Conformity assessments for our products are carried out as required by the MDD. Each member state can appoint Notified Bodies within its jurisdiction. If a Notified Body of one member state has issued a Certificat de Conformité, the device can be sold throughout the European Union without further conformance tests being required in other member states. The CE mark is contingent upon continued compliance with the applicable regulations and the quality system requirements of the ISO 13485 standard. Our current CE mark is issued by BSI. When the new EU Medical Regulations take effect in May 2021, our design examination certificates under the MDD remain valid until their expiration. Compliance with the EU MDR will be executed prior to the expiration of the current MDD certificates.
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
The implementation of the Affordable Care Act in the United States, for example, has changed healthcare financing and delivery by both governmental and private insurers substantially, and affected medical device manufacturers significantly. The Affordable Care Act imposed, among other things, a 2.3% federal excise tax, with limited exceptions, on any entity that manufactures or imports Class I, II and III medical devices offered for sale in the United States that began on January 1, 2013. Through a series of legislative amendments, the tax was suspended for 2016 through 2019. In December 2019, this excise tax was permanently repealed for medical device sales, effective after December 31, 2019. The Affordable Care Act also provided incentives to programs that increase the federal government’s comparative effectiveness research, and implemented payment system reforms including a national pilot program on payment bundling to encourage hospitals, physicians and other providers to improve the coordination, quality and efficiency of certain healthcare services through bundled payment models. Additionally, the Affordable Care Act has expanded eligibility criteria for Medicaid programs and created a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research. We do not yet know the full impact that the Affordable Care Act will have on our business. There have been judicial and Congressional challenges to certain aspects of the Affordable Care Act, and we expect additional challenges and amendments in the future. It is unclear how efforts to repeal and replace the ACA will impact the healthcare industry or our business operations.
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

Human Capital
Building and Supporting Human Capital
We understand the commitment our employees make to our company and we take our commitment to them very seriously. Consistent with this commitment, we strive to create a work environment in which everyone is empowered to develop, to contribute, and to thrive. We strongly believe our corporate culture is the operating system that powers the company. We talk about it, obsess over it, and have even given it a name – Cartwheel Culture.
Our Cartwheel Culture is uniquely ours and it’s one we love and nurture every day. Our Cartwheel Culture provides a shared set of beliefs that drives everyday behaviors. These include:
▪Courage: We think big. We act boldly. We take on new challenges. We challenge ourselves and our colleagues to try new things that are difficult. We take smart risks. We explore new ideas and do things differently.
▪Focus on Core Strength: We unleash our strengths and shore up weaknesses in our company, in every department and in each member of TCAR Nation.
▪Flexibility: We view opportunities and challenge from all angles…even upside down. We explore all possibilities and are both willing and able to respond to changing circumstances and expectations. We make it a priority to listen and understand other people’s ideas and viewpoints.
▪Lend a Hand: We actively support each other to achieve our common goal. Teamwork Matters.
▪Persistence: We believe that innovation comes from persistence and learning from our mistakes. We are persistent in the pursuit of our goals and believe that it’s better to try and sometimes fail than to sit tight and fail for sure. We learn from the mistakes we make and move forward.
Commitment to Diversity and Inclusion
At December 31, 2020, we had 281 employees, all located within the United States. 188 employees were engaged in marketing, sales, and administrative activities, 40 were engaged in research and development activities, and 53 were engaged in manufacturing operations. During 2020, the number of employees increased by 57. Our workforce consists of a highly skilled, diverse, and engaged team dedicated to the company’s mission and goals. We are proud of the gender diversity in our organization with female’s representing 48% of our organization. This ratio is consistent across leadership roles within the company, where women represent 50% of our people leaders and 44% of our executive leaders. We strive to create an inclusive work environment that represents the diversity in the communities we live and work.
Commitment to a Workplace Free of Discrimination and Harassment
In addition to our focus on our Cartwheel Culture, we strive to create a workplace that is free of bias, prejudice, discrimination and harassment. Our employment policies are designed to protect all employees and provide for their welfare and guides our behaviors and interactions. In short, we do not tolerate discrimination or harassment. We are also committed to maintaining a workplace free from harassment based on any protected characteristic.
Commitment to Equal Employment Opportunity
We are committed to maintaining a work environment in which all individuals are treated with respect and dignity. Everyone has the right to work in a professional atmosphere that promotes equal employment opportunities in all aspects of employment and personnel matters (including, without limitation, recruiting and hiring, job assignment, compensation, opportunities for advancement, evaluation, benefits, training, discipline, and termination), and prohibits discriminatory practices.

Commitment to Creating a Safe, Healthy and Secure Work Environment
We are committed to providing a safe, healthy and secure work environment for all employees and visitors. Safety is extremely important to the company and we comply with all applicable health, safety and environmental laws as well as our Safety Programs. These Safety Programs and associated procedures have been developed and implemented throughout the company’s facility with employees’ safety in mind. These programs include an Injury and Illness Prevention Program, an Emergency Action Plan, an Exposure Control Plan, a Hazard Communication Program and a Hazardous Waste Management Program. In addition, any employee working in a hospital operating room is required to wear a dosimetry badge that monitors occupational radiation exposure and compliance with annual limits.
In addition, the COVID-19 pandemic has forced our society to accept new ways of working and interacting and this will continue to cause a shift in how we operate both in our Sunnyvale headquarters location and in the hospitals in which we work. Our headquarters is located in Santa Clara County which was the first county in the nation to issue a shelter in place order. As COVID-19 started to spread across the U.S., we implemented a remote work policy earlier than our county required, as a precautionary measure to ensure the health and safety of our headquarter based employees. This shift required that we and every member of TCAR Nation to embrace a new way of working and put new energy into creating an office environment that is safe, healthy, and inspiring to work in.
Commitment to Competitive and Fair Compensation
We believe that employees should be compensated fairly for their contributions to the company. We practice paying competitive salaries and hourly wages. In order to ensure we pay our employees competitively, annual benchmarking is completed on all positions throughout the company. We use external benchmarking surveys to guide our assessment of salary competitiveness. Each position is evaluated based on level of the role, the complexity of the position, and years of experience required. Our compensation program consists of the three primary components: base salary, annual bonus targets (non-sales), commission plans (sales), and equity. In addition, all employees are eligible to participate in our Employee Stock Purchase Program. The Compensation Committee is responsible for our executive compensation programs for our executive officers and reports to our board of directors on its discussions, decisions and other actions.
Commitment to Learning and Development
We believe that the professional development of our employees is a critical element to the success of our company. We have an extensive training and development program in place for our salesforce. This includes a robust clinical training continuum for our therapy development specialists, area managers and area directors. We also actively support the professional education of our production team to ensure the manufacture of a quality product. We also offer leadership development training for managers.
Commitment to the Health and Wellbeing of our Employees
Our top priorities are to maintain the health and wellbeing of our employees and their families. To achieve this goal, we offer a comprehensive employee benefits package with a variety of options. These programs include Medical, Dental, Vision, Life Insurance, Disability Programs, Retirement Programs including a match on the 401(k), Flexible Spending Accounts (FSAs), Health Savings Accounts (HSAs) with a generous employer contribution, EAP, and an ESPP. We pay 83% of healthcare premium costs on behalf of our employees. For new parents, we offer up to 160 hours of child bonding leave and provided a benefit for new moms who travel for business that allows for them to pump milk and ship it back home. In addition, we provide paid vacation and holiday time.
Commitment to Corporate Philanthropy
Through our corporate philanthropy program, Lend a Hand, we are committed to supporting social causes and educational initiatives that help build stronger and healthier communities. Over the years, we have been involved in a variety of projects including holiday gift drives, school backpack drives, the hand making and donation of blankets to a local rehabilitation and healthcare center near our headquarters. We also provide support by sponsoring the Stroke Awareness Foundation’s Fight Stroke Walk, building bikes for under privileged children at our National Sales meeting, and during the COVID-19 pandemic, we made a financial and in-kind donation to the Valley Medical Foundation and a financial donation to Meals on Wheels. We also used our logistics team to distribute PPE Equipment including face masks, frocks, gloves, shoe covers, beard covers and hair nets that was donated by a third party to hospitals around the U.S. Most recently, employees participated in the Cycle Nation fundraising event with the American Heart Association.
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
•If we are not able to maintain adequate levels of third-party coverage and reimbursement for the procedures using our products, if third parties rescind or modify their coverage, or if patients are left with significant out-of-pocket costs, it would have a material adverse effect on our business, financial condition and results of operations.
•The COVID-19 pandemic and efforts to reduce its spread have impacted, and may in the future periods negatively impact, our business and operations.
•We rely on Cordis, a Cardinal Health Company, or Cordis, to supply the ENROUTE stent, and if Cordis fails to supply the ENROUTE stent in sufficient quantities or at all, it will have a material adverse effect on our business, financial condition and results of operations.
•We depend on a limited number of single source suppliers to manufacture our components, sub-assemblies and materials, which makes us vulnerable to supply shortages and price fluctuations that could have a material adverse effect on our business, financial condition and results of operations.
•We have a history of net losses, we expect to incur operating losses in the future and we may not be able to achieve or sustain profitability.
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
•We may not be able to protect our intellectual property rights throughout the world. A company may attempt to commercialize competing products utilizing our proprietary design, trademarks or tradenames in foreign countries where we do not have sufficient patent protection and where legal recourse may be limited. This may have a significant commercial impact on our future foreign business operations.
•The failure of third parties to meet their contractual, regulatory, and other obligations could adversely affect our business. We rely on suppliers, vendors, outsourcing partners, consultants, alliance partners and other third parties to research, develop, manufacture and commercialize our products and manage certain parts of our business.
Regulatory Risks
•Our products have in the past and could in the future be subject to product recalls that could harm our reputation or increase the probability of inspection by, or additional scrutiny from, the FDA. Additional recalls of our products would divert managerial attention and could be expensive, harm our reputation with customers and harm our financial condition and results of operations.
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
•If we fail to obtain and maintain necessary regulatory clearances or approvals for our products, or if clearances or approvals for future products and indications are delayed or not issued, our commercial operations would be harmed. The FDA can delay, limit or deny clearance or approval of a device or a new indication for many reasons, and even if we are granted regulatory clearances or approvals, they may include significant limitations on the indicated uses for the product, which may limit the market for the product. Additionally, we may experience regulatory delays or may be unsuccessful in our effort to seek a label expansion for the ENROUTE stent in standard surgical risk patients, or obtain reimbursement from CMS or other payors, any of which would materially limit our market opportunity.
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
We have incurred net losses since our inception in March 2007. For the years ended December 31, 2020, 2019 and 2018, we had a net loss of $47.4 million, $52.4 million, and $37.6 million, respectively, and we expect to continue to incur additional losses in the future. As of December 31, 2020, we had an accumulated deficit of $238.9 million. To date, we have financed our operations primarily through equity and debt financings and from sales of our portfolio of TCAR products that enable transcarotid artery revascularization, or TCAR. The losses and accumulated deficit have primarily been due to the substantial investments we have made to develop our products, as well as for costs related to general research and development, including clinical and regulatory initiatives to obtain marketing approval, sales and marketing efforts and infrastructure improvements.
Over the next several years, we expect to continue to devote a substantial amount of our resources to expand commercialization efforts and increase adoption of TCAR using our products, improve and expand reimbursement for TCAR, and develop additional products. In addition, as a public company, we incur significant legal, accounting, Director & Officer liability insurance and other expenses that we did not incur as a private company, all of which continue to increase. Accordingly, we expect to continue to incur operating losses for the foreseeable future and we cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will sustain profitability. Our failure to achieve and sustain profitability in the future will make it more difficult to finance our business and accomplish our strategic objectives, which would have a material adverse effect on our business, financial condition and results of operations and cause the market price of our common stock to decline. In addition, failure of our products to significantly penetrate the target markets would negatively affect our business, financial condition and results of operations.
We rely on, and currently sell products to enable, TCAR, which is our only product offering.
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
As physicians are influenced by guidelines issued by physician organizations, such as the Society for Vascular Surgery, the rate of adoption of TCAR and sales of our products that facilitate the procedure are also heavily influenced by medical society recommendations. We believe the Society for Vascular Surgery’s Clinical Practice Guidelines, or SVS Guidelines, are of particular importance to the broader market acceptance of TCAR. The most current SVS Guidelines on the management of carotid artery disease, which were last published in 2011, do not specifically mention TCAR as a treatment for carotid artery disease, but generally discuss CAS and embolic protection methods, including flow reversal. The proposed updated SVS Guidelines on the management of carotid artery disease are currently publicly available for comment through February 24, 2021. If the next version of the SVS Guidelines do not recommend TCAR, or if the Society for Vascular Surgery issues a negative or limited statement regarding TCAR, physicians may not adopt or continue to use TCAR or our products at the same rate or at all, which would have a material adverse effect on our business, financial condition and results of operations. Additionally, if key opinion leaders who currently support TCAR cease to recommend TCAR or our products, our business, financial condition and results of operations will be adversely affected.

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
The spread of COVID-19 and its variants, or COVID-19, in the United States has resulted in travel restrictions impacting our sales professionals and therapy development specialists who support them. However, our field-based team continues to be available to support TCAR procedures, either in person or virtually. Members of our field team may, however, choose not to enter hospitals due to preexisting conditions, personal choice, or on doctors’ orders or may be unable to enter hospitals due to hospital policy. During the second quarter we also cancelled or rescheduled most of our training programs, resulting in fewer new physicians trained on the TCAR procedure relative to our plans. In addition, hospitals may reduce staffing and postpone certain procedures in response to COVID-19 or divert resources to treat those patients with COVID-19. Some hospitals have also restricted or limited access for non-patients, including our sales professionals and therapy development specialists, which has negatively impacted our access to physicians and their patients. Our business and operations may be impacted by new hospital sanitization and social distancing protocols, as well as increased competition for operating room and hybrid operating rooms within hospitals that have dedicated certain resources only to COVID-19 patients. Additionally, we anticipate that an increase in the unemployment rate due to the impact of COVID-19 may decrease the number of potential patients with health insurance, which may result in fewer diagnoses, a lower number of procedures, or a shift to procedures which are reimbursed by government payers. As hospitals cancel and defer elective surgeries, it reduces their revenue and impacts their financial results, which could result in pricing pressure on our products as they seek cost savings. Prolonged restrictions relating to COVID-19 could adversely affect our procedures and the revenue we derive as a result. Additionally, some hospitals may have cash flow problems or cease doing business due to the impact of COVID-19 on their operations, which could reduce the number of hospitals where TCAR is performed and adversely affect our ability to collect amounts due to us and our revenue as a result.
We expect these challenges to continue to impact the number of TCAR procedures in 2021, but the extent cannot be quantified at this time. Our customers’ patients are also experiencing the economic impact of the current pandemic. Even an important surgical procedure like TCAR may be less of a priority than other priorities for those patients who have lost their jobs, are furloughed, have reduced work hours or are worried about the continuation of their medical insurance. Patients may also be reluctant to visit their physicians at their offices or in hospitals due to fear of contracting COVID-19. Physicians may not be performing as many diagnostic tests for their patients and the labs where these tests are performed may not be open, staffed adequately or open the entire day. Even where physicians continue to treat symptomatic patients, treatment of asymptomatic patients is being deferred in many cases in areas where COVID-19 cases and hospitalizations are significant. The reduction in diagnostic testing and physician visits, the increase in deferred treatment, and patient behaviors are translating into fewer than expected TCAR procedures being performed in the current environment.
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
While we expect the COVID-19 pandemic to impact our business over the short term as some procedures are temporarily deferred or cancelled altogether, we have taken swift and proactive measures to minimize business disruptions and preserve financial flexibility through our follow-on public offering in May 2020 and the refinancing of our debt obligations in October 2020. In assessing our own cash conservation options, we undertook preemptive steps to curtail spending and reduce non-essential sales, general, and administrative expenses. Some expenses, including physician training courses and advertising campaigns, were deferred to later time periods or canceled outright. In the event that COVID-19 continues to limit our procedures and resulting revenue, we may have to reduce our employees’ work hours, furlough employees, reduce salaries, variable compensation and benefits, or implement a reduction-in-force. We may also solicit voluntary leaves of absence from our employees as a cash conservation strategy. Our ongoing operations may be impacted as a result of employees assuming additional roles and responsibilities within our organization and we would have fewer resources available to run our operations, which would reduce our expenses, but could also negatively impact our business operations and revenue as a result. We may also encounter voluntary departures of key employees due to any of the foregoing actions that we undertake. If key personnel or large groups of our employees contract the virus, that may also impact our business and operations. In the meantime, we have taken steps to provide for our employees, including providing the ability for employees to work remotely and implementing strategies to support appropriate social distancing techniques for onsite employees. We are also assessing our business continuity plans in the context of this pandemic.
The outbreak and persistence of COVID-19 in international markets that we have targeted for our international expansion has delayed preparation for and launch of such expansion efforts. Regulatory timelines for approval in some countries have been delayed. The spread of an infectious disease, including COVID-19, could also result in the inability of our suppliers to deliver components or raw materials to us on a timely basis. If there were a shortage of supply, the cost of these materials or components may increase and harm our ability to provide our products on a cost-effective basis. In connection with any supply shortages in the future, reliable and cost-effective replacement sources may not be available on short notice or at all, and this may force us to increase prices and face a corresponding decrease in demand for our products. In the event that any of our suppliers were to discontinue production of our key product components, developing alternate sources of supply for these components would be time consuming, difficult and costly. The extent to which COVID-19 impacts our business will depend on future developments, which are highly uncertain and cannot be predicted, including the duration and severity of the pandemic, the actions taken to reduce the transmission of COVID-19, and the speed with which normal economic and operating conditions resume, among others.
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
Finally, we anticipate that the COVID-19 pandemic may continue to impact clinical and regulatory matters. COVID-19 is delaying enrollment in clinical trials across the medical device industry and may affect any new trials we decide to pursue. Our ongoing diffusion weighted imaging trials in the US and Europe are experiencing patient enrollment delays. Additionally, we may experience regulatory delays in our effort to seek a label expansion for the ENROUTE stent in standard surgical risk patients, as the FDA has from time to time diverted resources to address the impact of COVID-19. COVID-19 may cause disruptions that could have a material adverse impact on our clinical trial plans and timelines, including:
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
We seek to maintain sufficient levels of inventory in order to protect ourselves from supply interruptions, but keep limited components, sub-assemblies, materials and finished products on hand. To ensure adequate inventory supply and manage our operations with our manufacturing partners and suppliers, we forecast anticipated materials requirements and demand for our products in order to predict inventory needs and then place orders with our suppliers based on these predictions. Our ability to accurately forecast demand for our products would be negatively affected by many factors, including our rapid growth, product recalls, pandemics, failure to accurately manage our expansion strategy, product introductions by competitors, an increase or decrease in customer demand for our products, our failure to accurately forecast customer acceptance of new products, changes to hospital capacity, staffing, procedure and protocol changes, unanticipated changes in general market conditions or regulatory matters and weakening of economic conditions or consumer confidence in future economic conditions.
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

If we are not able to maintain adequate levels of third-party coverage and reimbursement for the procedures using our products, if third parties rescind or modify their coverage, or if patients are left with significant out-of-pocket costs, it would have a material adverse effect on our business, financial condition and results of operations.
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
Our products are covered for Medicare beneficiaries under a National Coverage Determination, or NCD, for Percutaneous Transluminal Angioplasty and for non-Medicare beneficiaries based on prior authorizations and individual insurer medical polices. Based on reimbursement information regarding CEA and CAS, we estimate that approximately 79% of carotid procedures are reimbursed by the U.S. Centers for Medicare & Medicaid Services, or CMS, and the remaining approximately 21% are reimbursed by commercial and other payers. Medicare is managed by CMS, which make the final determination regarding Medicare hospital and physician coverage and payment. Any future reconsideration of the applicable Medicare NCD may result in expansion of coverage of CAS and TCAR procedures based on FDA-approved indications or continued coverage limitations to CMS approved CAS investigational studies. CMS reimburses hospital inpatient services based on Medicare Severity Diagnosis Related Groups, or MS-DRGs. All CAS and CEA procedures are currently paid only as Medicare inpatient procedures. CMS policy focus on hospital price transparency, site (e.g. inpatient, outpatient, ambulatory surgery center and office) neutral payments and MS-DRG refinements may place additional downward pressure on future hospital inpatient payments. Medicare payments to physicians are based on a Resource Based Relative Value System. CMS policy changes to increase reimbursement for physician primary care services may result in reductions to physician payments for specialty services and procedures. As a result of any reductions in payments to hospitals and physicians for TCAR procedures, TCAR utilization may decline, which would have a material adverse effect on our business, financial condition and results of operations. Additionally, patients may elect to reduce or defer out-of-pocket costs during times of economic uncertainty or periods of legislative change. If hospital, physician and/or patient demand for TCAR, and thus our products that facilitate the procedure, is adversely affected by third-party reimbursement policies and decisions, it will have a material adverse effect on our business, financial condition and results of operations.
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
If we fail to comply with our obligations in our intellectual property license from Cordis, a Cardinal Health Company, we could lose license rights that are important to our business.
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
We rely on Cordis to supply the ENROUTE stent, and if Cordis fails to supply the ENROUTE stent in sufficient quantities or at all, it will have a material adverse effect on our business, financial condition and results of operations.
We rely on Cordis to manufacture the ENROUTE stent pursuant to a supply agreement between us and Cordis Corporation, which was acquired by Cordis. We strive to maintain an inventory of several months’ worth of ENROUTE stents to guard against potential shortfalls in supply, and we estimate that it would take one to two years to find an alternative supplier for our ENROUTE stent and multiple years to identify and seek approval for another stent, and in each case qualify it for use with our other products. In addition, Cordis currently manufactures the ENROUTE stent at a facility in Juarez, Mexico. This facility has previously and in the future could become subject to a COVID-19 outbreak which would cause Cordis to temporarily shut down manufacturing operations, which would in turn present risk to the ongoing supply of our stents used in TCAR procedures. The current political and trade relationship between the United States and Mexico is strained due to the prior administration and could deteriorate further. If Cordis's ability to manufacture the ENROUTE stent is interrupted as a result, or if Cordis experiences a product recall or breaches its supply agreement with us, we may not have a sufficient number of stents for delivery to support TCAR procedures. Any shortfall in the supply of ENROUTE stents may result in lower adoption rates for TCAR, fewer TCAR procedures being performed generally, and a material adverse effect on our business, financial condition and results of operations.
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
Our business strategy depends on our ability to manufacture our current and future products in sufficient quantities and on a timely basis to meet customer demand, while adhering to product quality standards, complying with regulatory quality system requirements and managing manufacturing costs. We have a facility located in Sunnyvale, California, where we assemble and package certain of our products, and inspect, release and ship all of our products, either directly to our customers or to our third-party logistics and warehousing service. We currently produce our ENROUTE NPS at this facility, and we and the contract manufacturers of our other products do not have redundant facilities. If our or our manufacturing partners’ facilities suffers damage, or a force majeure event, this could materially impact our ability to operate.
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
Although we require our third-party suppliers to supply us with components that meet our specifications and comply with applicable provisions of the QSR and other applicable legal and regulatory requirements in our agreements and contracts, and we perform incoming inspection, testing or other acceptance activities to ensure the components meet our requirements, there is a risk that our suppliers will not always act consistent with our best interests, and may not always supply components that meet our requirements or supply components in a timely manner. For example, in the first quarter of 2021, we announced the voluntary recall of certain lots of our ENROUTE Transcarotid Stent System, manufactured by one of our third-party suppliers, Cordis. Our decision to recall these lots was based on complaints we received about tips detaching from the stent delivery system as well as internal testing that we conducted. We believe the root cause of the detachment was a single operator at Cordis, who, over a specific timeframe, produced lots in which a small number of units were not reliably manufactured to specification. Recalls like this one could cause the supply of our TCAR products to customers to be interrupted, us to incur additional expenses, have to purchase replacement products, negative publicity or damage to our reputation, any of which could cause our results of operations to be adversely impacted.
Our results of operations could be materially harmed if we are unable to accurately forecast customer demand for our products and manage our inventory.
We seek to maintain sufficient levels of inventory in order to protect ourselves from supply interruptions, but keep limited components, sub-assemblies, materials and finished products on hand. To ensure adequate inventory supply and manage our operations with our manufacturing partners and suppliers, we forecast anticipated materials requirements and demand for our products in order to predict inventory needs and then place orders with our suppliers based on these predictions. Our ability to accurately forecast demand for our products could be negatively affected by many factors, including our rapid growth, failure to accurately manage our expansion strategy, product introductions by competitors, an increase or decrease in customer demand for our products, our failure to accurately forecast customer acceptance of new products, unanticipated changes in general market conditions or regulatory matters and weakening of economic conditions or consumer confidence in future economic conditions.
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
The total addressable market for TCAR is limited by a number of factors. Approximately 166,000 patients with carotid artery disease in the United States received treatment in the form of surgical or endovascular intervention in 2019. Of this group, we estimate that approximately one-third would be outside the scope of the FDA-approved labeling for the ENROUTE stent, as those patients are not deemed to be at high risk for adverse events from CEA, or high surgical risk. The current FDA-approved labeling for the ENROUTE stent is limited to patients at high risk for adverse events from CEA. Patients at high risk for adverse events from CEA are defined as having significant comorbidities and/or anatomic risk factors, and/or advanced age, that would make them riskier candidates for CEA. Furthermore, the safety and effectiveness of TCAR has not been established for certain patients. For example, the FDA-cleared labeling for the ENROUTE NPS states that patients should have at least five centimeters of common carotid artery free of significant disease for initial access to the artery and positioning of the ENROUTE sheath. In addition, per the FDA-approved labeling for the ENROUTE stent, TCAR is limited to asymptomatic patients with carotid artery stenosis of at least 80% and symptomatic patients with carotid artery stenosis of at least 50%, both of which must also be high surgical risk. In addition, physicians may choose to perform CEA in patients with certain anatomical characteristics, including heavily calcified carotid arteries, calcified lesions and severe vessel tortuosity. Finally, current labeling for our products includes contraindications for certain patients, thus further reducing our total addressable market.
Expanding the addressable market for TCAR is dependent upon labeling and reimbursement expansion initiatives.
The ENROUTE stent is not currently indicated for use in standard surgical risk patients. To access a larger portion of the market for carotid artery disease, we will need to obtain approval by the FDA for a label expansion of the ENROUTE stent in standard surgical risk patients and obtain corresponding reimbursement coverage expansion for TCAR. FDA approval of an ENROUTE stent label expansion may require additional data from clinical studies or registries, which we are pursuing. However, there are no guarantees that we will be able to obtain such clinical study or registry data or FDA approval of a label expansion for the ENROUTE stent, or that any label expansion or additional reimbursement coverage will be sufficient to adequately access the standard risk portion of the market for carotid artery disease patients. If we are unable to obtain labeling and reimbursement coverage expansion, it may have a material adverse effect on our business, financial condition and results of operations.
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
In an effort to reduce costs, many hospitals in the United States have become members of Group Purchasing Organizations, or GPOs, and Integrated Delivery Networks, or IDNs. GPOs and IDNs negotiate pricing arrangements with medical device companies and distributors and then offer these negotiated prices to affiliated hospitals and other members. GPOs and IDNs typically award contracts on a category-by-category basis through a competitive bidding process. Bids are generally solicited from multiple providers with the intention of driving down pricing or reducing the number of vendors. Due to the highly competitive nature of the GPO and IDN contracting processes, we may not be able to obtain new, or maintain existing, contract positions with major GPOs and IDNs. Furthermore, the increasing leverage of organized buying groups reduces market prices for our products and/or require administrative fees, thereby reducing our revenue and/or margins.
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
Due to our recent growth in our business, we are actively searching for additional space to provide offices and facilities for the employees we expect to hire. Starting in the third quarter of 2020 we supplemented our distribution operations with third-party logistics and warehousing services in another part of the country and are considering additional leased facilities inside and outside of the San Francisco Bay area. There is competition for office, shipping and warehousing space in the San Francisco Bay area and elsewhere and we can provide no assurance that we will find additional space or that such space will be on reasonable terms. If we are unable to obtain additional space or support on commercially reasonable terms our costs may go up or our business operations may be adversely affected.
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
If we fail in our training initiatives, to increase our sales and marketing capabilities or to develop broad brand awareness, our growth will be impeded and our business will suffer.
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
Defects or failures associated with our products could lead to additional recalls, safety alerts or litigation, as well as significant costs and negative publicity.
Our business is subject to significant risks associated with manufacture, distribution and use of medical devices that are placed inside the human body, including the risk that patients may be severely injured by or even die from the misuse or malfunction of our products caused by design flaws or manufacturing defects. In addition, component failures, design defects, off-label uses or inadequate disclosure of product-related information could also result in an unsafe condition or the injury or death of a patient. These problems could lead to a recall or market withdrawal of, or issuance of a safety alert relating to, our products and could result in significant costs, negative publicity and adverse competitive pressure. For example, in the first quarter of 2021, we announced the voluntary recall of certain lots of our ENROUTE Transcarotid Stent System, manufactured by one of our third-party suppliers, Cordis. Our decision to recall these lots was based on complaints we received about tips detaching from the stent delivery system as well as internal testing that we conducted. We believe the root cause of the detachment was a single operator at Cordis, who, over a specific timeframe, produced lots in which a small number of units were not reliably manufactured to specification. The circumstances giving rise to recalls are unpredictable, and any recalls of existing or future products increase the probability of inspection by, or additional scrutiny from, the FDA and could have a material adverse effect on our business, financial condition and results of operations.
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
Our future success depends upon patients having an experience with TCAR that meets their expectations in order to increase physician demand for our products as a result of positive feedback, social media and word-of-mouth. Patients may be dissatisfied if their expectations of the procedure and results, among other things, are not met. Despite what we believe to be the safety profile of our products, patients may experience adverse events such as arterial restenosis or dissection, cranial nerve injury, wound complications, transient ischemic attacks, stroke, heart attack, and death. If the results of TCAR do not meet the expectations of the patients, or patients experience adverse events, it could discourage patients from referring TCAR to others. For example, although we have not received any reports of strokes, deaths or other long-term patient sequelae from the tip detachments that triggered our recent recall, if there were to be patient injury, dissatisfied patients may express negative opinions through social media or we may otherwise suffer reputational damage or become subject to product liability lawsuits. Any failure to meet patient expectations and any resulting negative publicity or lawsuits could harm our reputation and future sales.
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
We believe that our cash and cash equivalents and investments and expected revenue will be sufficient to meet our capital requirements and fund our operations for at least the next 12 months.

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
•The costs associated with any current or future product recall that may occur;
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
As of December 31, 2020, we had an aggregate of approximately $49.0 million in principal outstanding under our Loan Agreement with Stifel Bank. We must make significant interest-only monthly payments under the Loan Agreement, which has diverted and will continue to divert resources from other activities. Our obligations under the Loan Agreement are collateralized by substantially all of our assets, excluding intellectual property, and we are subject to customary affirmative and negative covenants, including covenants limiting our ability and the ability of our subsidiaries to, among other things, dispose of assets, effect certain mergers, incur debt, grant liens, pay dividends and distributions on capital stock, make investments and acquisitions, and enter into transactions with affiliates, in each case subject to customary exceptions for a loan facility of this size and type. The covenants related to the Loan Agreement, as well as any future financing agreements into which we may enter, may restrict our ability to finance our operations and engage in, expand or otherwise pursue our business activities and strategies. While we have not previously breached and are not currently in breach of these or any other covenants contained in our Loan Agreement, there can be no guarantee that we will not breach these covenants in the future. Our ability to comply with these covenants may be affected by events beyond our control, and future breaches of any of these covenants could result in a default under the Loan Agreement. If not waived, future defaults could cause all of the outstanding indebtedness under the Loan Agreement to become immediately due and payable, termination of commitments to extend further credit, a 5% increase in the applicable rate of interest and the exercise by the lender of other rights and remedies provided for under the Loan Agreement. If we do not have or are unable to generate sufficient cash available to repay our debt obligations when they become due and payable, either upon maturity or in the event of a default, our assets could be foreclosed upon and we may not be able to obtain additional debt or equity financing on favorable terms, if at all, which may negatively impact our ability to operate and continue our business as a going concern.
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
As of December 31, 2020, we had U.S. federal and state net operating loss carryforwards, or NOLs, of $241.9 million and $209.8 million, respectively. Our U.S. federal NOLs arising in tax years ending on or before December 31, 2017 are subject to expiration and will begin to expire in 2027 (U.S. federal NOLs arising in tax years ending after December 31, 2017 are not subject to expiration) and our state NOLs will begin to expire in 2028. We may use these NOLs to offset taxable income for U.S. federal and state income tax purposes. However, Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, may limit the NOLs we may use in any year for U.S. federal income tax purposes in the event of certain changes in ownership of our company. An “ownership change” pursuant to Section 382 of the Code generally occurs if one or more stockholders or groups of stockholders who own at least 5% of a company’s stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws. Although we have not performed a formal study under Section 382 of the Code, we believe we may have experienced at least one “ownership change” in the past and may have experienced others. In addition, future issuances or sales of our stock, including certain transactions involving our stock that are outside of our control, could result in future “ownership changes.” “Ownership changes” that have occurred in the past or that may occur in the future could result in the imposition of an annual limit on the amount of pre-ownership change NOLs and other tax attributes we can use to reduce our taxable income or income tax liability, potentially increasing and accelerating our liability for income taxes, and also potentially causing those tax attributes to expire unused. Any limitation on using NOLs could, depending on the extent of such limitation and the NOLs previously used, result in our retaining less cash after payment of U.S. federal and state income taxes during any year in which we have taxable income, rather than losses, than we would be entitled to retain if such NOLs were available as an offset against such income for U.S. federal and state income tax reporting purposes, which could adversely impact our operating results. Furthermore, under the Tax Cuts and Jobs Act of 2017, although the treatment of U.S. federal NOLs arising in tax years beginning on or before December 31, 2017 has generally not changed, U.S. federal NOLs arising in tax years beginning after December 31, 2017 may only be used to offset 80% of our taxable income. This change may require us to pay U.S. federal income taxes in future years despite generating a loss for federal income tax purposes in prior years.
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
Additionally, pursuant to the terms of our intellectual property license with Cordis, there are certain restrictions on our ability to sell the ENROUTE stent through select direct competitors of Cordis Corporation. If we are unable to locate international distributors that are not select direct competitors to Cordis Corporation, to market and sell our ENROUTE stent, our ability to expand our business internationally may be harmed, which could have a material adverse effect on our business, financial condition and results of operations.
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
A company may attempt to commercialize competing products utilizing our proprietary design, trademarks or tradenames in foreign countries where we do not have sufficient patent protection and where legal recourse may be limited. This may have a significant commercial impact on our foreign business operations.
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
We do not yet know the full impact that the Affordable Care Act will have on our business. The taxes imposed by the Affordable Care Act and the expansion in the government’s role in the U.S. healthcare industry may result in decreased sale of our products and, lower reimbursement by payers for our products, all of which may have a material adverse effect on our business, financial condition and results of operations. The Biden Administration and the U.S. Congress may take further action regarding the Affordable Care Act, including, but not limited to, repeal or replacement. Most recently, the Tax Cuts and Jobs Act of 2017 was enacted, which, among other things, removes penalties for not complying with the individual mandate to carry health insurance. Additionally, all or a portion of the Affordable Care Act and related subsequent legislation may be modified, repealed or otherwise invalidated through judicial challenge, which could result in lower numbers of insured individuals, reduced coverage for insured individuals and adversely affect our business, financial condition and results of operations.
In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. On August 2, 2011, the Budget Control Act of 2011 was signed into law, which, among other things, reduced Medicare payments to providers by 2% per fiscal year, effective on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2029 unless additional Congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. The Medicare Access and CHIP Reauthorization Act of 2015, or MACRA, enacted on April 16, 2015, repealed the formula by which Medicare made annual payment adjustments to physicians and replaced the former formula with fixed annual updates and a new system of incentive payments which began in 2019 that are based on various performance measures and physicians’ participation in alternative payment models such as accountable care organizations. It is unclear what effect new quality and payment programs, such as MACRA, may have on our business, financial condition, results of operations or cash flows.
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
In addition, we are required to investigate all product complaints we receive, and timely file reports with the FDA, including MDRs that require that we report to regulatory authorities if our products may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction were to recur.  If these reports are not submitted in a timely manner, regulators may impose sanctions and we may be subject to product liability or regulatory enforcement actions, including warning letters, untitled letters, fines, civil penalties, recalls, seizures, operating restrictions, denial of requests for 510(k) clearance or premarket approval of new products, new intended uses or modifications to existing products, withdrawal of current 510(k) clearances or premarket approvals and narrowing of approved or cleared product labeling, all of which could harm our business.  In addition, the FDA may provide notice of and conduct additional inspections, such as “for cause” inspections, of our business, sites and facilities as part of its review process. We previously identified the need to implement corrective actions to our complaint handling procedures, which may have caused a delay in timely submission of 51 MDR reports to the FDA since we began commercialization in 2015.  As of January 31, 2021, we had filed 258 MDR reports with the FDA for adverse events and device malfunctions including, but not limited to, stroke, arterial dissection, tip detachment, stent thrombosis and wound complications.
If we initiate a correction or removal action for our products to reduce a significant risk to health posed by our products, we would be required to submit a publicly available correction and removal report to the FDA and, in many cases, similar reports to other regulatory agencies. This report could be classified by the FDA as a device recall which could lead to an additional inspection by, or increased scrutiny from, the FDA, other international regulatory agencies and our customers regarding the quality and safety of our products. Furthermore, the submission of these reports could be used by competitors against us and cause physicians to delay or cancel prescriptions, which could harm our reputation. For example, in the first quarter of 2021, we announced the voluntary recall of certain lots of our ENROUTE Transcarotid Stent System, manufactured by one of our third-party suppliers, Cordis. Our decision to recall these lots was based on complaints we received about tips detaching from the stent delivery system as well as internal testing that we conducted. We believe the root cause of the detachment was a single operator at Cordis, who, over a specific timeframe, produced lots in which a small number of units were not reliably manufactured to specification. Recalls like this one could cause the supply of our TCAR products to customers to be interrupted, us to incur additional expenses, negative publicity or damage to our reputation, any of which could cause our results of operations to be adversely impacted.
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
We can provide no assurance that we will continue to remain in material compliance with the QSR or MDD. If the FDA, CDPH or our notified body in the European Union, BSI, inspect any of our facilities and discover compliance problems, we may have to cease manufacturing and product distribution until we can take the appropriate remedial steps to correct the audit findings. Taking corrective action may be expensive, time consuming and a distraction for management and if we experience a delay at our manufacturing facility we may be unable to produce our products, which would harm our business.
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
Our products have and may in the future be subject to product recalls that could harm our reputation.
The FDA and similar governmental authorities in other countries have the authority to require the recall of commercialized products in the event of material regulatory deficiencies or defects in design or manufacture. A government mandated or voluntary recall by us has occurred, and could occur again in the future, as a result of component failures, manufacturing errors or design or labeling defects. In January 2021, we announced the voluntary recall of certain lots of our ENROUTE Transcarotid Stent System. Additional recalls of our products would divert managerial attention, be expensive, harm our reputation with customers and harm our financial condition and results of operations. Additional recall announcements could also negatively affect our stock price.
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
•The announcement of new products, product enhancements or new product trials by us or our competitors;
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
As of December 31, 2020, our directors, officers and each stockholder holding 5% or more of our outstanding common stock and their affiliates beneficially owned approximately 37.1% of our outstanding common stock in the aggregate. Actions taken by these stockholders may have the effect of delaying or preventing a change in control, might adversely affect the market price of our common stock and may not be in the best interests of other stockholders.
We are obligated to maintain proper and effective internal controls over financial reporting and any failure to maintain the adequacy of these internal controls may adversely affect investor confidence in our company and, as a result, the value of our common stock.
We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, or Section 404, to furnish a report by management on the effectiveness of our internal control over financial reporting. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting. We are required to comply with, among other requirements, the auditor attestation requirements of Section 404. If we have a material weakness, we would receive an adverse opinion regarding our internal control over financial reporting from our independent registered accounting firm.
Our compliance with Section 404 requires that we incur substantial accounting expense and expend significant management efforts. We have engaged outside consultants who function in the capacity of an internal audit group, and we will continue to hire additional consultants, accounting and financial staff with appropriate public company experience and technical accounting knowledge as we maintain the system and process documentation necessary to perform the evaluation needed to comply with Section 404.
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
If we are unable to maintain effective internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our reported financial information and the market price of our common stock may be negatively affected.
As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal control. We are required, pursuant to Section 404, to evaluate and determine the effectiveness of our internal control over financial reporting and provide a management report on the internal control over financial reporting. This assessment will include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. We are also required to comply with, among other requirements, the auditor attestation requirements of Section 404. If we have a material weakness, we would receive an adverse opinion regarding our internal control over financial reporting from our independent registered accounting firm.
If we have a material weaknesses in our internal control over financial reporting in the future, we may not detect errors on a timely basis and our financial statements may be materially misstated. Our compliance with Section 404 requires that we incur substantial accounting expense and expend significant management efforts. We engage outside consultants who function in the capacity of an internal audit group, and we will need to continue to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge as we continue to compile the system and process documentation necessary to perform the evaluation needed to comply with Section 404.

During our evaluation of our internal control, if we identify any material weaknesses in our internal control over financial reporting in the future, we will be unable to assert that our internal control over financial reporting is effective. We cannot assure you that there will not be material weaknesses or significant deficiencies in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition or results of operations. If we have a material weakness or significant deficiency in our internal control over financial reporting in the future, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our ordinary shares could decline, and we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities, which could require additional financial and management resources and could result in fines, trading suspensions or other remedies. Failure to remedy any material weakness in our internal control over financial reporting, or to maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

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
Our common stock began trading on the NASDAQ Global Select Market under the symbol “SILK” on April 4, 2019. Prior to that time, there was no public market for our common stock. In our initial public offering, our common stock priced at $20.00 per share on April 3, 2019. The following table sets forth on a per share basis, for the periods indicated, the low and high sale prices of our common stock as reported by the NASDAQ Global Select Market.

Year Ended December 31, 2019	High	Low
Second Quarter (beginning April 4, 2019)	$51.50	$30.87
Third Quarter	$49.89	$31.22
Fourth Quarter	$40.79	$27.83

Year Ended December 31, 2020	High	Low
First Quarter	$48.44	$20.84
Second Quarter	$44.50	$27.00
Third Quarter	$72.19	$41.93
Fourth Quarter	$75.80	$54.50
Holders of Record
At February 26, 2021, there were approximately 72 stockholders of record of our common stock, and the closing price per share of our common stock was $54.77. Since many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
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
Securities Authorized for Issuance under Equity Compensation Plans
The information required by this Item 5 regarding equity compensation plans is incorporated by reference from the information under the captions “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” that will be contained in the Proxy Statement.
Stock Performance Graph
The following graph illustrates a comparison of the total cumulative stockholder return on our stock with the total return for (i) the NASDAQ Composite Index (U.S.) and (ii) the NASDAQ Medical Equipment Index for the period from April 4, 2019 (the first day of trading of our common stock), through December

31, 2020. The graph assumes an investment of $100 in our common stock at market close on April 4, 2019 and the reinvestment of dividends, if any. The comparisons in the table are not intended to forecast or be indicative of possible future performance of our common stock. This graph shall not be deemed “soliciting material” or be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act of 1933, as amended (the "Securities Act"), whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Comparison of Cumulative Total Return
$190
$180
$170
$160
$150
$140
$130
$120
$110
$100
$90
$80
4/4/2019
6/30/2019
9/30/2019
12/31/2019
3/31/2020
6/30/2020
9/30/2020
12/31/2020
Silk Road Medical, Inc
NASDAQ Composite
NASDAQ Medical Equipment

$100 investment in stock or index	Apr. 4, 2019	Jun. 30, 2019	Sep. 30, 2019	Dec. 31, 2019	Mar. 31, 2020	Jun. 30, 2020	Sep. 30, 2020	Dec. 31, 2020
Silk Road Medical, Inc. (SILK)	$100	$134	$90	$112	$87	$116	$186	$174
NASDAQ Composite	$100	$102	$102	$115	$99	$129	$144	$166
NASDAQ Medical Equipment	$100	$100	$94	$108	$92	$120	$136	$158
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
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.

Item 6. Selected Financial Data
We derived the selected statements of operations data for the years ended December 31, 2020, 2019 and 2018 and the balance sheets data as of December 31, 2020 and 2019 from our audited financial statements appearing elsewhere in this Annual Report on Form 10-K. The balance sheet data as of December 31, 2018 is derived from our audited financial statements which is not included herein. You should read this data together with our audited financial statements and related notes thereto included elsewhere in this and the information under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The selected financial data included in this section are not intended to replace the audited financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of our future results.

Statements of Operations Data:

	Years Ended December 31,
(in thousands, except share and per share data)	2020	2019	2018
Revenue	$75,227	$63,354	$34,557
Cost of goods sold	21,291	15,927	10,874
Gross profit	53,936	47,427	23,683
Operating expenses:
Research and development	21,271	12,272	10,258
Selling, general and administrative	75,524	63,220	34,820
Total operating expenses	96,795	75,492	45,078
Loss from operations	(42,859)	(28,065)	(21,395)
Interest income (expense), net	(3,307)	(3,296)	(4,172)
Other income (expense), net	(1,199)	(21,054)	(12,063)
Net loss	(47,365)	(52,415)	(37,630)
Net loss attributable to non-controlling interest	—	—	1
Net loss attributable to Silk Road Medical, Inc. common stockholders	$(47,365)	$(52,415)	$(37,629)
Net loss per share attributable to Silk Road Medical, Inc. common stockholders, basic and diluted	$(1.44)	$(2.28)	$(39.16)
Weighted average common shares used to compute net loss per share attributable to Silk Road Medical, Inc. common stockholders, basic and diluted	32,965,539	22,956,679	960,882

Balance Sheets Data:

	As of December 31,
(in thousands)	2020	2019	2018
Cash and cash equivalents	$69,466	$39,181	$24,990
Short-term investments	78,016	51,508	—
Working capital	153,773	95,558	27,824
Total assets	179,314	137,402	42,743
Long-term debt	48,533	44,879	44,201
Accumulated deficit	(238,891)	(191,526)	(139,111)
Total stockholders’ equity (deficit)	107,500	71,891	(134,553)

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
We began commercializing our products in the United States in late 2015. Our products are currently the only devices cleared and approved by the FDA specifically for transcarotid use. While our current commercial focus is on the U.S. market, our products have obtained CE Mark approval, allowing us to commercialize in Europe in the future. We are also pursuing regulatory clearances in select international markets. TCAR is reimbursed based on established current procedural technology, or CPT, codes and International Classification of Diseases, or ICD-10, codes related to carotid stenting that track to Medicare Severity Diagnosis Related Group, or MS-DRG, classifications.
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
We manufacture and distribute the ENROUTE NPS at our facility in Sunnyvale, California, using components and sub-assemblies manufactured both in-house and by third party manufacturers and suppliers. We purchase our other products from third-party contract manufacturers, including our ENROUTE stent. Many of these third-party manufacturers and outside vendors are currently single-source suppliers. While we expect that our existing manufacturing facility will be sufficient to meet our anticipated growth through at least the next three years, we supplement our distribution operations with a third-party logistics and warehousing service and are considering additional leased facilities.
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
Prior to our initial public offering in April 2019, our primary sources of capital were private placements of convertible preferred stock, debt financing arrangements and revenue from sales of our products. As of December 31, 2020, we had cash and cash equivalents of $69.5 million, short term investments of $78.0 million, long-term debt of $48.5 million and an accumulated deficit of $238.9 million.
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
Numerous state and local jurisdictions have imposed, and others in the future may impose, “shelter-in-place” orders, quarantines, executive orders and similar government orders and restrictions for their residents to control the spread of COVID-19. Beginning in the first quarter of 2020, the governor of California, where our facilities are located, issued “shelter-in-place” or “stay at home” orders restricting non-essential activities, travel and business operations for an indefinite period of time, subject to certain exceptions for necessary activities. Such orders or restrictions have resulted in our facilities periodically closing, work stoppages, slowdowns and delays, travel restrictions and cancellation of events, among other effects, thereby negatively impacting our operations.
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
We expect these challenges to continue to impact our expected number of procedures throughout 2021, but the extent cannot be quantified at this time. Our procedure volumes were lowest in April, then recovered in May and further in June and throughout the second half of 2020, although we continue to experience regional variability and procedure slowdowns due to the resurgence of COVID-19 cases and related restrictions.
Components of our Results of Operations
Revenue
We currently derive all of our revenue from the sale of our portfolio of TCAR products to hospitals and medical centers in the United States. Each of our products is purchased individually, and the majority of our revenue is derived from sales of the ENROUTE NPS and ENROUTE stent. No single customer accounted for 10% or more of our revenue during the during the years ended December 31, 2020, 2019 and 2018.  We expect revenue to increase in absolute dollars as we expand our sales territories and trained physician base, add new accounts and as existing physicians perform more TCAR procedures. However, we anticipate the COVID-19 pandemic will continue to impact revenue in the short term as some procedures are temporarily deferred due to restrictions on elective surgical procedures.
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
We calculate gross margin as gross profit divided by revenue. Our gross margin has been and will continue to be affected by a variety of factors, primarily average selling prices, product sales mix, production and ordering volumes, manufacturing costs, product yields, replacement of expired product, headcount and cost-reduction strategies. We expect our gross margin to increase over the long-term as our production and ordering volumes increase and as we spread the fixed portion of our overhead costs over a larger number of units produced, potentially offset by any investments in additional operational infrastructure. We intend to use our design, engineering and manufacturing know-how and capabilities to further advance and improve the efficiency of our manufacturing processes, which we believe will reduce costs and have a positive long-term impact on our gross margin. However, our gross margin could fluctuate from quarter to quarter as we introduce new products, due to the timing of certain manufacturing engineering projects, as we adopt new manufacturing processes and technologies and as we expand our distribution operations and infrastructure to support long term growth and risk mitigation. In addition, the COVID-19 pandemic may continue to negatively impact our gross margin in the near term due to unfavorable production variances as a result of lower production and lower demand.

Research and Development Expenses
Research and development, or R&D, expenses consist primarily of engineering, product development, clinical studies to develop and support our products, regulatory expenses, medical affairs, and other costs associated with products and technologies that are in development. These expenses include employee compensation, including stock-based compensation, supplies, consulting, prototyping, testing, materials, travel expenses, depreciation and an allocation of facility overhead expenses. Additionally, R&D expenses include costs associated with our clinical studies, including clinical trial design, clinical trial site initiation and study costs, data management, related travel expenses and the cost of products used for clinical trials, internal and external costs associated with our regulatory compliance and quality assurance functions and overhead costs. We expect R&D expenses as a percentage of revenue to vary over time depending on the level and timing of our new product development efforts, as well as our clinical development, clinical trial and other related activities. We anticipate the COVID-19 pandemic shelter-in-place policies and restrictions to continue to delay our product development efforts and clinical and regulatory matters throughout 2021.
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
We expect the COVID-19 pandemic to continue to modulate our SG&A expenses over the short term primarily as a result of the reduction in employee and physician travel, tradeshow and other expenses. Given the continued uncertainties we also undertook preemptive steps to curtail near-term spending during the second quarter of 2020, including temporarily delaying previously contemplated executive salary increases to the third quarter, slowing hiring initiatives and reducing non-essential sales, general, and administrative expenses. Some expenses originally planned for the second and third quarter of 2020, including physician training courses and advertising campaigns, were deferred to later time periods or canceled outright. The outbreak and persistence of COVID-19 in international markets that we have targeted for our international expansion may also delay preparation for and launch of such expansion efforts.
Interest Income (Expense), net
Interest income (expense), net consists primarily of cash interest incurred on our outstanding indebtedness and non-cash interest related to the amortization of debt discount and issuance costs associated with our debt agreements. Our interest expense was partially offset by interest income earned on our investments. We expect our interest expense to decline due to the decrease in interest rate as a result of the extinguishment of the debt outstanding under the loan agreement with CRG in October 2020.
Other Income (Expense), net
Other income (expense), net primarily consists of gains and losses resulting from the remeasurement of the fair value of our convertible preferred stock warrant liability at each balance sheet date. We recorded adjustments to the estimated fair value of the convertible preferred stock warrants until they were exercised in connection with our initial public offering in April 2019. At such time, the final fair value of the warrant liability was reclassified to stockholders’ equity and we no longer record any related periodic fair value adjustments.

	Years Ended December 31,
(in thousands)	2020	2019	2018
Revenue	$75,227	$63,354	$34,557
Costs of goods sold	21,291	15,927	10,874
Gross profit	53,936	47,427	23,683
Operating expenses:
Research and development	21,271	12,272	10,258
Selling, general and administrative	75,524	63,220	34,820
Total operating expenses	96,795	75,492	45,078
Loss from operations	(42,859)	(28,065)	(21,395)
Interest income (expense), net	(3,307)	(3,296)	(4,172)
Loss on debt extinguishment	(1,119)	—	—
Other income (expense), net	(80)	(21,054)	(12,063)
Net loss	$(47,365)	$(52,415)	$(37,630)

Comparison of Years Ended December 31, 2020 and 2019
Revenue. Revenue increased $11.9 million, or 19%, to $75.2 million during the year ended December 31, 2020, compared to $63.4 million during the year ended December 31, 2019. The increase in revenue was attributable to an increase in the number of products sold as we expanded our sales territories, increased the number of new accounts, trained more physicians in TCAR and as physicians performed more TCAR procedures. Although revenue increased during the year ended December 31, 2020, as compared with the prior year, the COVID-19 pandemic negatively impacted revenue as some procedures were cancelled or deferred due to restrictions on elective surgical procedures and some patients did not access routine or emergency health care or return for deferred procedures. Revenue for the year ended December 31, 2020, included the recognition of $1.3 million in deferred revenue in the second quarter due to a decrease in the provision for sales returns. In the past, we shipped products with shorter than normal shelf life to customers. To the extent those products were not used before expiry, we established a reserve given the potential we may accept a return and provide an exchange. The decrease in the provision for sales returns was due to the full expiration of these shorter shelf life products during the second quarter, coupled with the downward trend of our historical returns experience. Excluding the contribution of the $1.3 million, revenue for the year ended December 31, 2020 increased $10.6 million, or 17%, compared to the year ended December 31, 2019. We do not anticipate future potential decreases in the sales return provision to materially impact subsequent quarters.
Cost of Goods Sold and Gross Margin. Cost of goods sold increased $5.4 million, or 34%, to $21.3 million during the year ended December 31, 2020, compared to $15.9 million during the year ended December 31, 2019. This increase was attributable to the increase in the number of products sold and also to unfavorable production variances as a result of temporarily idled manufacturing operations and lower than anticipated demand due to the COVID-19 pandemic. Gross margin for the year ended December 31, 2020 decreased to 72%, compared to 75% in the year ended December 31, 2019. Gross margin decreases were driven by unfavorable production variances as a result of temporarily idled manufacturing operations, lower than anticipated demand and the timing of certain manufacturing engineering projects, partially offset by the decrease in our provision for sales returns.
Research and Development Expenses. R&D expenses increased $9.0 million, or 73%, to $21.3 million during the year ended December 31, 2020, compared to $12.3 million during the year ended December 31, 2019. The increase in R&D expenses was primarily attributable to an increase of $4.8 million in clinical and regulatory expense, $2.4 million in personnel-related expenses including stock-based compensation, an increase of $1.2 million in outside services, an increase of $0.7 million in product development materials and costs, an increase of $0.3 million relating to depreciation and the allocation of facilities and related expenses and an increase of $0.2 million relating to educational grants, partially offset by a decrease of $0.5 million in travel expenses and a decrease of $0.1 million in software related expense. The increase in clinical and regulatory expense was attributable to our continued efforts to obtain label expansion of the ENROUTE stent in standard surgical risk patients.
Selling, General and Administrative Expenses. SG&A expenses increased $12.3 million, or 19%, to $75.5 million during the year ended December 31, 2020, compared to $63.2 million during the year ended December 31, 2019. The increase in SG&A costs was due to the continued commercialization of our products and general corporate and other costs associated with operating as a public company for a full year. During the current period our SG&A expense growth was partially offset by cost control initiatives and the continued slowdown in travel, tradeshow and other expenses resulting from the COVID-19 pandemic. The increase in SG&A expenses is primarily attributable to an increase of $14.6 million in payroll and personnel-related expenses, an increase of $1.8 million in consulting, legal and professional fees, an increase of $1.0 million in insurance costs, an increase of $0.8 million in software related expense and an increase of $0.2 million in costs attributable to the COVID-19 pandemic, partially offset by a decrease of $3.7 million in physician training and travel related costs and a decrease of $2.4 million in marketing, tradeshow and promotional costs. Personnel-related expenses included stock-based compensation expense of $5.8 million and $2.4 million for the years ended December 31, 2020 and 2019, respectively.
Interest Income (Expense), Net. There were no significant changes within other income (expense), net during the year ended December 31, 2020, compared to the year ended December 31, 2019. Decreases in our net interest expense, attributable to the decrease in interest rate as a result of the extinguishment of the debt outstanding under the loan agreement with CRG in October 2020, were partially offset by decreases in interest income due to lower interest rates during the year ended December 31, 2020 as compared with the prior period.
Other Income (Expense), Net. Other income (expense), net decreased to an expense of $0.1 million during the year ended December 31, 2020, compared to an expense of $21.1 million during the year ended December 31, 2019. Other income (expense), net for the year ended December 31, 2019, was primarily attributed to the remeasurement of our convertible preferred stock warrants and recognition of the change in fair value during the period. We recorded adjustments to the estimated fair value of the convertible preferred stock warrants until they were exercised in connection with our initial public offering in April 2019.
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
Liquidity and Capital Resources
As of December 31, 2020, we had cash and cash equivalents of $69.5 million and investments of $78.0 million, an accumulated deficit of $238.9 million and $48.5 million outstanding under our Loan Agreement.
On October 29, 2020, we entered into a Loan and Security Agreement, or Loan Agreement, with Stifel Bank which provides for a $50.0 million loan facility, comprised of a $50.0 million secured revolving credit facility, with a $2.0 million subfacility for the issuance of letters of credit and other ancillary banking services, and a $50.0 million secured term loan facility, provided that amounts outstanding under both facilities may not exceed an aggregate principal amount of $50.0 million at any time. Any borrowings under the revolving loan facility mature on October 29, 2022, or October 29, 2023 if as of October 29, 2022, no event of default has occurred and we are in compliance with the terms of the Loan Agreement. Borrowings under the term loan facility mature on October 29, 2024. Also on October 29, 2020, we drew down $49.0 million under the term loan facility and used the majority of the proceeds to pay off and terminate our prior loan agreement with CRG.
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
In the first quarter of 2021, we announced the voluntary recall of certain lots of our ENROUTE Transcarotid Stent System, manufactured by one of our third-party suppliers, Cordis, a Cardinal Health Company. Our decision to recall these lots was based on complaints we received about tips detaching from the stent delivery system as well as internal testing that we conducted. We believe the root cause of the detachment was a single operator at Cordis, who, over a specific timeframe, produced lots in which a small number of units were not reliably manufactured to specification. As a result of the voluntary recall we have reflected a current asset of $4.2 million on our balance sheet as of December 31, 2020, relating to the replacement lots and other direct recall costs expected to be received from Cordis. This amount includes $2.2 million of recalled ENROUTE stent delivery systems held in our inventory as of December 31, 2020, an estimated $1.7 million of ENROUTE stent delivery systems in the process of being returned from our customers and other direct recall costs of $0.2 million. In addition, we have established an accrual of $1.7 million relating to our obligation to provide replacement ENROUTE stent delivery systems to our customers as of December 31, 2020.
We believe that our cash and cash equivalents and available-for-sale investments as of December 31, 2020, together with our expected revenue, will be sufficient to meet our capital requirements and fund our operations for at least the next 12 months.
Cash Flows
The following table summarizes our cash flows for each of the periods presented below:

	Years Ended December 31,
(in thousands)	2020	2019	2018
Net cash (used in) provided by:
Operating activities	$(42,068)	$(29,610)	$(21,695)
Investing activities	(9,393)	(69,956)	(2,270)
Financing activities	81,746	113,757	15,424
Net increase (decrease) in cash, cash equivalents and restricted cash	$30,285	$14,191	$(8,541)

Net Cash Used in Operating Activities
Net cash used in operating activities for the year ended December 31, 2020 was $42.1 million, consisting primarily of a net loss of $47.4 million and an increase in net operating assets of $5.2 million, partially offset by non-cash charges of $10.5 million. The increase in net operating assets was primarily due to increases in accounts receivable and inventories to support the growth of our operations and the repayment of paid in kind interest to CRG, partially offset by increases in accounts payable and accrued liabilities due to timing of payments and the growth of our operations. The non-cash charges primarily consisted of stock-based compensation, depreciation and amortization, provision for excess and obsolete inventories, amortization of premiums on investments, non-cash interest expense and loss on debt extinguishment related to our term loan agreement with CRG.
Net cash used in operating activities for the year ended December 31, 2019 was $29.6 million, consisting primarily of a net loss of $52.4 million and a decrease in net operating assets of $3.0 million, partially offset by non-cash charges of $25.8 million. The decrease in net operating assets was primarily due to an increase in accounts receivable, inventories and prepaid expenses and other current assets to support the growth of our operations, partially offset by increases in accounts payable and accrued liabilities, due to timing of payments and growth of our operations. The non-cash charges primarily consisted of depreciation, stock-based compensation, non-cash interest expense and other charges related to our term loan agreement, accretion of discounts on investments, and an increase in the fair value of the convertible preferred stock warrants.
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
Net Cash Used in Investing Activities
Net cash used in investing activities in the year ended December 31, 2020 was $9.4 million. Cash used in investing reflected purchases of purchases of property and equipment of $0.8 million and net purchases of investments of $8.6 million.
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
Net Cash Provided by Financing Activities
Net cash provided by financing activities in the year ended December 31, 2020 was $81.7 million, consisting of proceeds of $70.6 million from our public offering in May 2020, net of issuance costs paid, proceeds from the issuance of debt of $48.5 million, net of issuance costs paid, and proceeds of $5.2 million from stock option exercises and purchases under our employee stock purchase plan, partially offset by repayment of debt of $40.0 million and $2.5 million in premiums paid on loss on extinguishment of debt.
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
Term Loan Agreement

As of December 31, 2020, our principal obligations consist of the operating lease for our facility, our Loan Agreement with Stifel Bank and non-cancellable inventory purchase commitments. The non-cancellable purchase commitments primarily consist of ENROUTE stents and other inventory components.
On October 29, 2020, we drew down $49.0 million under the term loan facility with Stifel Bank using the majority of the proceeds to pay off outstanding amounts under our loan agreement with CRG and to terminate the CRG loan agreement. The principal amount of outstanding term loans under the Loan Agreement with Stifel Bank shall be repaid in equal monthly installments beginning on May 29, 2022, or November 29, 2022 if we achieve revenue for the year ending December 31, 2021 of at least 80% of our board-approved financial projections for such fiscal year. The term loan may not be reborrowed once repaid, but we may prepay the term loan at any time without premium or penalty. We are also obligated to pay a fee to the lender upon the occurrence of certain liquidity events, along with other customary fees for a loan facility of this size and type.
Our obligations under the Loan Agreement are secured by substantially all of our assets. The Loan Agreement requires that we maintain unrestricted cash and cash equivalents with Stifel Bank or at Stifel Bank Affiliates of at least $20.0 million. In addition, for any fiscal quarter where our unrestricted cash and cash equivalents maintained with Stifel Bank or at Stifel Bank Affiliates are less than $60.0 million for any day during such fiscal quarter, we must comply with a minimum revenue covenant. Additionally, the Loan Agreement contains customary affirmative and negative covenants, including covenants limiting our ability and the ability of our subsidiaries to, among other things, dispose of assets, effect certain mergers, incur debt, grant liens, pay dividends and distributions on capital stock, make investments and acquisitions, and enter into transactions with affiliates, in each case subject to customary exceptions for a loan facility of this size and type.
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
As of December 31, 2020, the aggregate outstanding principal balance under the Loan Agreement was $49.0 million. As of the date of this Annual Report on Form 10-K, we were in compliance with all covenants under the term loan agreement.
Cordis License Agreement
In December 2010, we entered into a license agreement, or the Cordis License Agreement, with Cordis Corporation, or Cordis, which is now a subsidiary of Cardinal Health. Pursuant to the Cordis License Agreement, Cordis has granted us a worldwide, non-exclusive, royalty-bearing license to certain of its intellectual property related to the PRECISE carotid stent, or the Licensed IP, for transcervical treatment of carotid artery disease with an intravascular stent for certain applications for accessing blood vessels through the neck and cervical area. Cordis may not license the Licensed IP in our licensed field of use to any other third party during the term of the Cordis License Agreement.
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
Cordis Supply Agreement
In October 2011, we entered into a supply agreement, or Cordis Supply Agreement, with Cordis and have since entered into four amendments in March and July 2012, April 2013 and April 2018. Pursuant to the Cordis Supply Agreement, Cordis has assisted in the development of a transcarotid stent delivery system according to our specifications with a PRECISE carotid stent implant, or ENROUTE stent, has supplied the ENROUTE stent through preclinical and clinical trials, and continues to supply the ENROUTE stent for our commercial sale. The Cordis Supply Agreement will continue in full force and effect until the earlier to occur of (i) termination of the Cordis License Agreement; (ii) our election if and when Cordis approves another manufacturer; (iii) mutual written termination; or (iv) termination pursuant to the terms therein. The Cordis Supply Agreement may be terminated by either party in the event of uncured material breach by the other party that remains uncured for 30 days, or bankruptcy of the other party.
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
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements, such as structured finance, special purpose entities, or variable interest entities.

Contractual Obligations and Commitments
Our principal obligations consist of the operating lease for our facility, our Loan Agreement and non-cancellable inventory purchase commitments. The following table sets out, as of December 31, 2020, our contractual obligations due by period:

	Payments Due by Period
(in thousands)	Less Than 1 Year	1-3 Years	3-5 Years	Total
Operating lease obligations	$1,066	$2,223	$904	$4,193
Loan agreement with Stifel Bank	2,360	35,523	17,371	55,254
Non-cancellable purchase commitments	4,541	2,060	—	6,601
Other long-term obligations	33	601	8	642
	$8,000	$40,407	$18,283	$66,690

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
Recently Issued Accounting Pronouncements
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
Interest Rate Risk
We had cash, cash equivalents and investments of $147.5 million as of December 31, 2020; which consisted of bank deposits, money market funds, U.S. government securities, corporate bonds/notes, asset-backed securities and commercial paper. The primary objectives of our investment activities are the preservation of capital and support of our liquidity requirements. Our investments are exposed to market risk due to fluctuations in interest rates, which may affect our income and the fair market value of our investments.
We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. A hypothetical 10% change in interest rates would not have a material impact on the value of our cash and cash equivalents or our investments as of December 31, 2020.
Credit Risk
As of December 31, 2020 and 2019, our cash and cash equivalents were maintained with two financial institutions in the United States, and our current deposits are in excess of insured limits. We have reviewed the financial statements of these institutions and believe each to have sufficient assets and liquidity to conduct its operations in the ordinary course of business with little or no credit risk to us. Our cash equivalents and investments are invested in highly rated money market funds, U.S. government securities, corporate bonds/notes, asset-backed securities and commercial paper.
Our accounts receivable primarily relate to revenue from the sale of our products to hospitals and medical centers in the United States. No customer represented 10% or more of our accounts receivable as of December 31, 2020 or 2019.
Foreign Currency Risk
Our business is primarily conducted in U.S. dollars. Any transactions that may be conducted in foreign currencies are not expected to have a material effect on our results of operations, financial position or cash flows.

Silk Road Medical, Inc. Index to Financial Statements
Item 8. Financial Statements and Supplementary Data

Page(s)

Report of Independent Registered Public Accounting Firm	100

Financial Statements:

Balance Sheets as of December 31, 2020 and December 31, 2019	102

Statements of Operations and Comprehensive Loss for the years ended December 31, 2020, December 31, 2019 and December 31, 2018	103

Statements of Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit) for the years ended December 31, 2020, December 31, 2019 and December 31, 2018	104

Statements of Cash Flows for the years ended December 31, 2020, December 31, 2019 and December 31, 2018	105

Notes to Financial Statements	106

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Silk Road Medical, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying balance sheets of Silk Road Medical, Inc. (the “Company”) as of December 31, 2020 and 2019, and the related statements of operations and comprehensive loss, of redeemable convertible preferred stock and stockholders’ equity (deficit), and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes and financial statement schedule appearing under Item 15(b) (collectively referred to as the “financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Change in Accounting Principle
As discussed in Note 2 to the financial statements, the Company changed the manner in which it accounts for leases in 2019.
Basis for Opinions
The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Revenue recognition
As described in Note 2 to the financial statements, the Company’s revenue is generated from the sale of its products to hospitals and medical centers in the United States through direct sales representatives. Revenue is recognized when obligations under the terms of a contract with customers are satisfied, which occurs with the transfer of control of the Company’s products to its customers, either upon shipment of the product or delivery of the product to the customer under the Company’s standard terms and conditions. The Company’s total revenue was $75.2 million for the year ended December 31, 2020. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring the goods.
The principal considerations for our determination that performing procedures relating to revenue recognition is a critical audit matter are the significant audit effort in performing procedures and evaluating audit evidence related to the accuracy and occurrence of revenue transactions.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including controls over the accuracy and occurrence of revenue transactions. These procedures also included, among others, evaluating, on a test basis, the accuracy and occurrence of transactions recognized as revenue by obtaining and inspecting invoices, customer purchase orders, customer master supply agreements, shipping documents and cash receipts from customers, where applicable.

/s/ PricewaterhouseCoopers LLP
San Jose, California
March 1, 2021

We have served as the Company’s auditor since 2013.

Silk Road Medical, Inc. Balance Sheets

(in thousands, except share and per share data)	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$69,466	$39,181
Short-term investments	78,016	51,508
Accounts receivable, net of allowances of $13 and $45 at December 31, 2020 and 2019, respectively	9,070	8,601
Inventories	9,989	10,322
Prepaid expenses and other current assets	6,787	2,878
Total current assets	173,328	112,490
Long-term investments	—	18,224
Property and equipment, net	2,844	2,734
Restricted cash	310	310
Other non-current assets	2,832	3,644
Total assets	$179,314	$137,402

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,598	$1,898
Accrued liabilities	16,957	15,034
Total current liabilities	19,555	16,932
Long-term debt	48,533	44,879
Other liabilities	3,726	3,700
Total liabilities	71,814	65,511

Commitments and contingencies (Note 7)

Stockholders’ equity):
Preferred stock, $0.001 par value
Shares authorized: 5,000,000 at December 31, 2020 and 2019
Shares issued and outstanding: None at December 31, 2020 and 2019	—	—
Common stock, $0.001 par value
Shares authorized: 100,000,000 at December 31, 2020 and 2019
Shares issued and outstanding: 34,249,649 and 31,255,267 at December 31, 2020 and 2019, respectively	34	31
Additional paid-in capital	346,318	263,384
Accumulated other comprehensive income	39	2
Accumulated deficit	(238,891)	(191,526)
Total stockholders’ equity	107,500	71,891
Total liabilities and stockholders’ equity	$179,314	$137,402

The accompanying notes are an integral part of these financial statements.

Silk Road Medical, Inc. Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)	Year Ended December 31,
	2020	2019	2018
Revenue	$75,227	$63,354	$34,557
Cost of goods sold	21,291	15,927	10,874
Gross profit	53,936	47,427	23,683
Operating expenses:
Research and development	21,271	12,272	10,258
Selling, general and administrative	75,524	63,220	34,820
Total operating expenses	96,795	75,492	45,078
Loss from operations	(42,859)	(28,065)	(21,395)
Interest income	1,104	1,656	189
Interest expense	(4,411)	(4,952)	(4,361)
Loss on debt extinguishment	(1,119)	—	—
Other income (expense), net	(80)	(21,054)	(12,063)
Net loss	(47,365)	(52,415)	(37,630)
Net loss attributable to non-controlling interest	—	—	1
Net loss attributable to Silk Road Medical, Inc. common stockholders	(47,365)	(52,415)	(37,629)
Other comprehensive loss:
Unrealized gain on investments, net	37	2	—
Net change in other comprehensive loss	37	2	—
Net loss and comprehensive loss attributable to Silk Road Medical, Inc. common stockholders	$(47,328)	$(52,413)	$(37,629)
Net loss per share attributable to Silk Road Medical, Inc. common stockholders, basic and diluted	$(1.44)	$(2.28)	$(39.16)
Weighted average common shares used to compute net loss per share attributable to Silk Road Medical, Inc. common stockholders, basic and diluted	32,965,539	22,956,679	960,882

The accompanying notes are an integral part of these financial statements.

Silk Road Medical, Inc. Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share data)	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income		Non-controlling Interest	Total
	Shares	Amount	Shares	Amount
Balances at December 31, 2017	21,233,190	$105,235	663,270	$1	$2,977	$(101,556)	$—		$—	$(98,578)
Exercise of stock options	—	—	438,578	—	656	—	—		—	656
Stock-based compensation	—	—	—	—	911	—	—		—	911
NeuroCo common stock issuance	—	—	—	—	—	—	—		1	1
Issuance of common stock in connection with NeuroCo merger	—	—	33,462	—	—	—	—		—	—
Cumulative effect of change in accounting principle - ASC 606 adoption	—	—	—	—	—	87	—		—	87
Cumulative effect of change in accounting treatment - ASU 2016-09	—	—	—	—	13	(13)	—		—	—
Net loss and comprehensive loss	—	—	—	—	—	(37,629)	—		(1)	(37,630)
Balances at December 31, 2018	21,233,190	105,235	1,135,310	1	4,557	(139,111)	$—	$—	—	(134,553)
Exercise of Series C preferred stock warrants	292,361	1,784	—	—	—	—	—		—	—
Exercise of common stock warrants	—	—	3,764	—	31	—	—		—	31
Issuance of common stock in connection with IPO, net of underwriting discount, commissions and offering costs of $10,961	—	—	6,000,000	6	109,113	—	—		—	109,119
Conversion of preferred stock to common stock upon IPO	(23,178,555)	(144,140)	23,178,555	23	144,117	—	—		—	144,140
Net exercise of Series C preferred stock warrants upon IPO	1,653,004	37,121	—	—	—	—	—		—	—
Net exercise of common stock warrants upon IPO	—	—	2,204	—	—	—	—		—	—
Exercise of stock options	—	—	873,786	1	1,541	—	—		—	1,542
Issuance of common stock under employee stock purchase plan	—	—	61,648	—	1,048	—	—		—	1,048
Stock-based compensation	—	—	—	—	2,977	—	—		—	2,977
Net loss	—	—	—	—	—	(52,415)	—		—	(52,415)
Unrealized gains on investments, net	—	—	—	—	—	—	2		—	2
Balances at December 31, 2019	—	—	31,255,267	31	263,384	(191,526)	$2		—	71,891
Issuance of common stock in connection with public offering, net of underwriting discount, commissions and offering costs of $4,457	—	—	1,923,076	2	70,541	—	—		—	70,543
Exercise of stock options	—	—	1,018,779	1	3,486	—	—		—	3,487
Issuance of common stock under employee stock purchase plan	—	—	52,527	—	1,681	—	—		—	1,681
Stock-based compensation	—	—	—	—	7,226	—	—		—	7,226
Net loss	—	—	—	—	—	(47,365)	—		—	(47,365)
Unrealized gains on investments, net	—	—	—	—	—	—	37		—	37
Balances at December 31, 2020	—	$—	34,249,649	$34	$346,318	$(238,891)	$39		$—	$107,500

The accompanying notes are an integral part of these financial statements.

Silk Road Medical, Inc. Statements of Cash Flows

(in thousands)	Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities
Net loss	$(47,365)	$(52,415)	$(37,630)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	789	712	517
Stock-based compensation expense	7,226	2,977	911
Change in fair value of redeemable convertible preferred stock warrant liability	—	21,030	11,906
Amortization of premiums (accretion of discounts) on investments, net	304	(309)	—
Amortization of debt discount and debt issuance costs	66	46	68
Amortization of right-of-use asset	602	582	—
Non-cash interest expense	241	672	1,555
Loss on extinguishment of debt	1,119	—	—
Loss on disposal of property and equipment	52	—	159
Change in provision for doubtful accounts receivable	(32)	23	(123)
Provision for excess and obsolete inventories	117	118	23
Changes in assets and liabilities
Accounts receivable	(437)	(2,241)	(446)
Inventories	(2,161)	(4,696)	(2,565)
Prepaid expenses and other current assets	250	(1,471)	(1,128)
Other assets	210	552	(62)
Accounts payable	592	615	(309)
Accrued liabilities	146	4,964	5,023
Other liabilities	26	(769)	406
Repayment of interest paid in kind	(3,813)	—	—
Net cash used in operating activities	(42,068)	(29,610)	(21,695)
Cash flows from investing activities
Purchase of property and equipment	(842)	(535)	(2,276)
Proceeds from sale of property and equipment	—	—	6
Purchases of investments	(79,906)	(69,421)	—
Proceeds from maturity of investments	71,355	—	—
Net cash used in investing activities	(9,393)	(69,956)	(2,270)
Cash flows from financing activities
Proceeds from public offerings, net of underwriting discount, commissions and offering costs paid	70,568	109,352	(233)
Proceeds from long-term debt, net	48,506	—	15,000
Proceeds from issuance of common stock	5,168	2,590	656
Proceeds from exercise of redeemable convertible preferred stock warrants	—	1,784	—
Proceeds from exercise of common stock warrants	—	31	—
Principal repayment of long-term debt	(40,000)	—	—
Payments of prepayment penalty and lender fees	(2,496)	—	—
Non-controlling interest	—	—	1
Net cash provided by financing activities	81,746	113,757	15,424
Net change in cash, cash equivalents and restricted cash	30,285	14,191	(8,541)
Cash, cash equivalents and restricted cash, beginning of year	39,491	25,300	33,841
Cash, cash equivalents and restricted cash, end of year	$69,776	$39,491	$25,300
Supplemental disclosure of cash flow information
Cash paid for interest	$7,917	$4,234	$2,738
Non-cash investing and financing activities:
Accounts payable and accrued liabilities for purchases of property and equipment	$108	$32	$6
Landlord paid tenant improvements	$—	$—	$794
Unpaid deferred offering costs	$25	$—	$717
Right-of-use asset obtained in exchange for lease obligation	$—	$3,982	$—
Net exercise of redeemable convertible preferred stock warrants to preferred stock	$—	$37,121	$—
Conversion of redeemable convertible preferred stock to common stock upon initial public offering	$—	$144,140	$—

The accompanying notes are an integral part of these financial statements.

1.    Formation and Business of the Company
The Company
Silk Road Medical, Inc. (the “Company”) was incorporated in the state of Delaware on March 21, 2007. The Company has developed a technologically advanced, minimally-invasive solution for patients with carotid artery disease who are at risk for stroke. The Company’s portfolio of TCAR products enable a new procedure, referred to as transcarotid artery revascularization, or TCAR, that combines the benefits of endovascular techniques and surgical principles. The Company manufactures and sells in the United States its portfolio of TCAR products which are designed to provide direct access to the carotid artery, effective reduction in stroke risk throughout the procedure, and long-term restraint of carotid plaque. The Company commercialized its products in the United States in 2016.
Liquidity
In the course of its activities, the Company has incurred losses and negative cash flows from operations since its inception. As of December 31, 2020, the Company had an accumulated deficit of $238,891,000. The Company expects to incur losses for the foreseeable future. The Company believes that its cash and cash equivalents of $69,466,000 and available-for-sale investments of $78,016,000 at December 31, 2020, as well as its expected revenues will provide sufficient funds to allow the Company to fund its planned current operations for the next twelve months from the issuance of these financial statements.
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
Due to the coronavirus (“COVID-19”) pandemic, there has been continued uncertainty and disruption in the global economy and financial markets. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of December 31, 2020. The Company has also considered information available to it as of the date of issuance of these financial statements and is not aware of any specific events or circumstances that would require an update to its estimates or judgments, or a revision to the carrying value of its assets or liabilities. These estimates may change as new events occur and additional information becomes available. Actual results could differ materially from these estimates.
Fair Value of Financial Instruments
The Company has evaluated the estimated fair value of its financial instruments as of December 31, 2020 and 2019. The carrying amounts of certain of the Company’s financial instruments, which include cash equivalents, short-term investments, long-term investments, restricted cash, accounts receivable, accounts payable and accrued liabilities approximate their respective fair values because of the short-term nature of these instruments. Management believes that its long-term debt bears interest at the prevailing market rates for instruments with similar characteristics (Level 2 within the fair value hierarchy); accordingly, the carrying value of this instrument approximates its fair value. Prior to the Company's IPO, fair value accounting was applied to the redeemable convertible preferred stock warrant liability.
Cash, Cash Equivalents and Restricted Cash
The Company considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents. Cash equivalents are considered available-for-sale marketable securities and are recorded at fair value, based on quoted market prices. As of December 31,

2020, the Company’s cash equivalents are comprised of investments in money market funds and commercial paper. As of December 31, 2019, the Company’s cash equivalents are entirely comprised of investments in money market funds.
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the balance sheets that sum to the total of the same amounts shown in the statements of cash flows (in thousands):

	December 31,
	2020	2019
Cash and cash equivalents	$69,466	$39,181
Restricted cash	310	310
Total cash, cash equivalents and restricted cash	$69,776	$39,491
Restricted cash as of December 31, 2020 and 2019 consists of a letter of credit of $310,000 representing collateral for the Company’s facility lease.
Investments
Short-term investments consist of debt securities classified as available-for-sale and have original maturities greater than 90 days, but less than one year as of the balance sheet date. Long-term investments have maturities greater than one year as of the balance sheet date. All investments are recorded at fair value based on the fair value hierarchy. Money market funds are classified within Level 1 of the fair value hierarchy, and commercial paper, corporate bonds/notes, United States Government securities, and asset-backed securities are classified within Level 2 of the fair value hierarchy. Unrealized gains and losses, deemed temporary in nature, are reported as a separate component of accumulated other comprehensive income (loss). The cost of available-for-sale investments sold is based on the specific-identification method. Realized gains and losses are included in earnings and are derived for specific-identification method for determining the costs of investments sold and were insignificant for the year ended December 31, 2020 and 2019. Amortization of premiums and accretion of discounts are reported as a component of interest income.
A decline in the fair value of any security below cost that is deemed other than temporary results in a charge to earnings and the corresponding establishment of a new cost basis for the investment.
Concentration of Credit Risk, and Other Risks and Uncertainties
The Company is subject to risks related to public health crises such as the global pandemic associated with COVID-19, which has spread to most countries and all 50 states within the United States. The COVID-19 outbreak has negatively impacted, and may continue to negatively impact the Company’s operations, its revenue and overall financial condition by significantly decreasing the number of TCAR procedures performed. The number of TCAR procedures performed, similar to other surgical procedures, has significantly decreased as health care organizations globally have prioritized the treatment of patients with COVID-19. For example, in the United States, governmental authorities have recommended, and in certain cases required, that elective, specialty and other procedures and appointments, be suspended or canceled to focus limited resources and personnel and hospital capacity toward the treatment of COVID-19 and to avoid exposing patients to COVID-19. These measures and challenges will likely continue for the duration of the pandemic, which is uncertain, and will continue to negatively impact the Company’s revenue while the pandemic continues.

Financial instruments that potentially subject the Company to credit risk consist of cash and cash equivalents, investments and accounts receivable to the extent of the amounts recorded on the balance sheet. Cash, cash equivalents, and investments are deposited in financial institutions which, at times, may be in excess of federally insured limits. Cash equivalents are invested in highly rated money market funds and commercial paper. The Company invests in a variety of financial instruments, such as, but not limited to, commercial paper, corporate bonds/notes, United States Government securities, asset-backed securities and, by policy, limits the amount of credit exposure with any one financial institution or commercial issuer. The Company has not experienced any material losses on its deposits of cash and cash equivalents or investments during the years ended December 31, 2020 and 2019.
The Company’s accounts receivable are due from a variety of health care organizations in the United States. At December 31, 2020 and 2019, no customer represented 10% or more of the Company’s accounts receivable. For the years ended December 31, 2020, 2019 and 2018, there were no customers that represented 10% or more of revenue.
The Company provides for uncollectible amounts when specific credit problems are identified. In doing so, the Company analyzes historical bad debt trends, customer credit worthiness, current economic trends and changes in customer payment patterns when evaluating the adequacy of the allowance for doubtful accounts.
The Company manufactures certain of its commercial products in-house. Certain of the Company’s product components and sub-assemblies continue to be manufactured by sole suppliers, the most significant of which is the ENROUTE Transcarotid Stent System, manufactured by Cordis, a Cardinal Health Company (see Note 14 - Subsequent Events). Disruption in component or sub-assembly supply from these manufacturers or from in-house production would have a negative impact on the Company’s financial position and results of operations.
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
Accounts Receivable
Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The Company estimates allowances for doubtful accounts. Specifically, the Company makes estimates on the collectability of customer accounts based primarily on analysis of historical trends and experience and changes in customers’ financial condition. The Company uses its judgment, based on the best available facts and circumstances, and records an allowance against amounts due to reduce the receivable to the amount that is expected to be collected. These specific allowances are reevaluated and adjusted as additional information is received that impacts the amount reserved. During the years ended December 31, 2020, 2019 and 2018, the Company did not experience any material credit-related losses.
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
Other Current Assets
The prepaid expenses and other current assets balance at December 31, 2020 included $4,160,000 associated with the Company's voluntary recall (see Note 14 - Subsequent Events). The amount relates to the replacement lots and other direct costs to be received from Cordis.
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
Deferred Public Offering Costs
Specific incremental legal, accounting and other fees and costs directly attributable to a proposed or actual offering of securities may properly be deferred and charged against the gross proceeds of the offering. No deferred offering costs were capitalized as of December 31, 2020. As of December 31, 2019, there were $950,000 of offering costs primarily consisting of legal and accounting fees that were capitalized in other non-current assets on the balance sheet of which $233,000 had been paid.
Impairment of Long-Lived Assets
The Company reviews long-lived assets, including property and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. If indicators of impairment exist, an impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the assets and their eventual disposition are less than their carrying amount. Impairment, if any, is measured as the amount by which the carrying amount of the long-lived assets exceeds their fair value. The Company did not record any impairment of long-lived assets during the years ended December 31, 2020, 2019 and 2018.

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

The Company considers if an arrangement is a lease at inception if it obtains the right to control the use of an identified asset under a leasing arrangement with an initial term greater than twelve months. The Company determines whether a contract conveys the right to control the use of an identified asset for a period of time if the contract contains both the right to obtain substantially all of the economic benefits from the use of the identified asset and the right to direct the use of the identified asset. The Company also evaluates the nature of each lease to determine whether it is an operating or financing lease and recognizes the right-of-use asset and lease liabilities based on the present value of future minimum lease payments over the expected lease term. The Company’s leases do not generally contain an implicit interest rate and therefore the Company uses the incremental borrowing rate it would expect to pay to borrow on a similar collateralized basis over a similar term in order to determine the present value of its lease payments. The Company considers renewal options in the determination of the lease term if the option to renew is reasonably certain. Variable lease costs represent payments that are dependent on usage, a rate or index. Variable lease costs, which consists primarily of taxes, insurance and common area maintenance costs, are expensed as incurred, as the Company has elected to account separately for contracts that contain lease and non-lease components, consistent with its historical practice. The Company does not have any finance leases.
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

Redeemable Convertible Preferred Stock
Prior to its IPO, the Company recorded its redeemable convertible preferred stock at fair value on the dates of issuance, net of issuance costs, and classified the redeemable convertible preferred stock outside of stockholders’ equity on the balance sheet as events triggering the liquidation preferences were not solely within the Company’s control. Upon the closing of the Company's IPO, all shares of convertible preferred stock then outstanding converted into an aggregate of 23,178,555 shares of common stock resulting in the reclassification of $144,140,000 from outside of stockholders’ equity to additional paid-in capital.
Revenue Recognition
The Company recognizes revenue in accordance with ASC Topic 606, “Revenue from Contracts with Customers.”  As of January 1, 2018, the date of adoption, the Company recognized the cumulative-effect of initially applying ASC 606 as an adjustment to decrease accumulated deficit by $87,000. Under ASC 606, revenue is recognized when a customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, the Company performs the following five steps:
(i)identify the contract(s) with a customer;
(ii)identify the performance obligations in the contract;
(iii)determine the transaction price;
(iv)allocate the transaction price to the performance obligations in the contract; and
(v)recognize revenue when (or as) the entity satisfies a performance obligation.
As of December 31, 2020 and 2019, the Company recorded $71,000 and $102,000, respectively, of unbilled receivables, which are included in accounts receivable, net on the balance sheet, as the Company has an unconditional right to payment as of the end of the applicable period.
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
Advertising Costs
The Company expenses advertising costs as incurred. Advertising costs include design and production costs, including website development, physician and patient testimonial videos, written media campaigns, and other items. Advertising costs of $194,000, $362,000 and $186,000 were expensed during the years ended December 31, 2020, 2019 and 2018, respectively.
Foreign Currency
The Company records net gains and losses resulting from foreign exchange transactions as a component of foreign currency exchange gains or losses in other income (expense), net. The Company had no material foreign currency exchange gains or losses during the years ended December 31, 2020, 2019 and 2018.
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
The Company made an accounting policy election under Accounting Standards Update (ASU) No. 2016-09, "Stock Compensation (Topic 718): Improvements to Employee Shared-Based Payment Accounting to account for forfeitures as they occur, resulting in a cumulative-effect adjustment to increase accumulated deficit by $13,000 as of January 1, 2018, the date of adoption.
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
Comprehensive Loss
Comprehensive loss consists of net loss and changes in unrealized gains and losses on investments classified as available-for-sale. For the years ended December 31, 2020 and 2019, the Company’s unrealized gains and losses on available-for-sale investments represent the only component of other comprehensive loss that are excluded from the reported net loss and that are presented in the statements of operations and comprehensive income. Accumulated other comprehensive loss is presented in the accompanying balance sheets as a component of stockholders' equity. For the year ended December 31, 2018, there was no difference between the Company's comprehensive loss and its net loss.
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
Net loss per share was determined as follows (in thousands, except share and per share data):

	Year Ended December 31,
	2020	2019	2018
Net loss attributable to Silk Road Medical, Inc. common stockholders	$(47,365)	$(52,415)	$(37,629)
Weighted average common stock outstanding used to compute net loss per share, basic and diluted	32,965,539	22,956,679	960,882
Net loss per share attributable to Silk Road Medical, Inc. common stockholders, basic and diluted	$(1.44)	$(2.28)	$(39.16)

The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted average shares outstanding because such securities have an antidilutive impact due to the Company’s net loss:

	December 31,
	2020	2019	2018
Redeemable convertible preferred stock outstanding	—	—	21,233,190
Redeemable convertible preferred stock warrants outstanding	—	—	2,672,502
Common stock options	4,237,828	4,310,790	4,364,377
Common stock warrants outstanding	—	—	7,527
Restricted stock units	68,396	—	—
Total	4,306,224	4,310,790	28,277,596
Segment and Geographical Information
The Company operates and manages its business as one reportable and operating segment. The Company’s chief executive officer, who is the chief operating decision maker, reviews financial information on an aggregate basis for purposes of allocating resources and evaluating financial performance. Primarily all of the Company’s long-lived assets are based in the United States. Long-lived assets are comprised of property and equipment. All of the Company’s revenue was in the United States for the years ended December 31, 2020, 2019 and 2018, based on the shipping location of the external customer.

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
Recently Issued Accounting Standards
In June 2016, the FASB issued ASU 2016-13, "Measurement of Credit Losses on Financial Statements." This update provides financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The update replaces the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. In October 2019, the FASB delayed the effective date of this standard for smaller reporting companies, as such ASU 2016-13 was determined to originally be effective for the Company on January 1, 2023. During the year ended

December 31, 2020, the Company no longer qualified as a smaller reporting company, accordingly ASU 2016-13 became effective for the Company on January 1, 2021. The Company does not believe that the adoption of this new guidance will have a material impact on its financial statements.
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which enhances and simplifies various aspects of the income tax accounting guidance related to intra-period tax allocation, interim period accounting for enacted changes in tax law, and the year-to-date loss limitation in interim period tax accounting. ASU 2019-12 also amends other aspects of the guidance to reduce complexity in certain areas. ASU 2019-12 became effective for the Company on January 1, 2021. The Company does not believe that the adoption of this new guidance will have a material impact on its financial statements and related disclosures.

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
The following tables sets forth by level within the fair value hierarchy the Company’s assets and liabilities that are reported at fair value as of December 31, 2020 and 2019, using the inputs defined above (in thousands):

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$60,295	$—	$—	$60,295
Commercial paper	—	39,577	—	39,577
Corporate bonds/notes	—	7,969	—	7,969
U.S. government securities	—	38,470	—	38,470
	$60,295	$86,016	$—	$146,311

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$34,363	$—	$—	$34,363
Commercial paper	—	9,919	—	9,919
Corporate bonds/notes	—	10,176	—	10,176
U.S. government securities	—	44,456	—	44,456
Asset-backed securities	—	5,181	—	5,181
	$34,363	$69,732	$—	$104,095
There were no transfers between fair value hierarchy levels during the years ended December 31, 2020 and 2019.

5.    Balance Sheet Components
Investments
The fair value of the Company's available-for-sale investments as of December 31, 2020 and 2019 are as follows (in thousands):

	December 31, 2020
		Gross Unrealized		Estimated
	Amortized Cost	Gains	Losses	Fair Value
Money market funds	$60,295	$—	$—	$60,295
Commercial paper	39,577	—	—	39,577
Corporate bonds/notes	7,970	—	(1)	7,969
U.S. government securities	38,430	42	(2)	38,470
	$146,272	$42	$(3)	$146,311

Classified as:
Cash equivalents				$68,295
Short-term investments				78,016
				$146,311

	December 31, 2019
		Gross Unrealized		Estimated
	Amortized Cost	Gains	Losses	Fair Value
Money market funds	$34,363	$—	$—	$34,363
Commercial paper	9,919	—	—	9,919
Corporate bonds/notes	10,180	—	(4)	10,176
U.S. government securities	44,450	9	(3)	44,456
Asset-backed securities	5,181	—	—	5,181
	$104,093	$9	$(7)	$104,095

Classified as:
Cash equivalents				$34,363
Short-term investments				51,508
Long-term investments				18,224
				$104,095

The following table summarizes the fair value of the Company’s cash equivalents, short-term and long-term investments classified by maturity as of December 31, 2020 and 2019 (in thousands):

	December 31,
	2020	2019
Amounts maturing within one year	$146,311	$85,871
Amounts maturing after one year through two years	—	18,224
	$146,311	$104,095

Available-for-sale investments held as of December 31, 2020 had a weighted average days to maturity of 135 days.
The following table presents the Company's available-for-sale investments that were in an unrealized loss position as of December 31, 2020 and 2019 (in thousands):

	December 31, 2020		December 31, 2019
	Less than 12 months		Less than 12 months
Assets:	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate bonds/notes	$5,369	$(1)	$10,128	$(4)
U.S. government securities	10,128	(2)	19,067	(3)
	$15,497	$(3)	$29,195	$(7)
Inventories
Components of inventories were as follows (in thousands):

	December 31,
	2020	2019
Raw materials	$1,785	$1,203
Finished products	10,599	9,163
	12,384	10,366
Less: Reserve for excess and obsolete	(2,395)	(44)
	$9,989	$10,322
As of December 31, 2020 and 2019, there were no work-in-process inventories. The reserve for excess and obsolete inventory at December 31, 2020, included $2,377,000 associated with the Company's voluntary product recall (see Note 14 - Subsequent Events).

Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	December 31,
	2020	2019
Furniture and fixtures	$726	$657
Equipment	1,699	1,295
Software	226	18
Leasehold improvements	2,043	1,991
	4,694	3,961
Less: Accumulated depreciation and amortization	(2,332)	(1,550)
Add: Construction-in-progress	482	323
	$2,844	$2,734
Depreciation and amortization expense was $789,000, $712,000 and $517,000 for the years ended December 31, 2020, 2019 and 2018, respectively.
Accrued Liabilities
Accrued liabilities consisted of the following (in thousands):

	December 31,
	2020	2019
Accrued payroll and related expenses	$9,573	$9,151
Provision for sales returns	820	2,419
Accrued professional services	2,520	682
Recall replacement obligation	1,696	—
Operating lease liability	850	769
Accrued royalty expense	518	470
Deferred revenue	206	304
Accrued travel expenses	237	431
Accrued clinical expenses	113	241
Accrued other expenses	424	567
	$16,957	$15,034

6.    Long-term Debt
CRG
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
In September 2018, the term loan agreement was amended to provide for additional term loans in an aggregate principal amount of up to $25,000,000. In September 2018, the Company drew down an additional $15,000,000 under the amended term loan agreement with CRG, no additional draw was taken. Under the terms of the amended term loan agreement, the related fixed interest rate was 10.0%, 8.0% of the interest was due and payable in cash and at the election of the Company, 2.0% of the interest due and payable may be "paid in kind". All unpaid principal, and accrued and unpaid interest, was due and payable in full on December 31, 2022.
On October 29, 2020, in connection with the consummation of the Loan and Security agreement with Stifel Bank as noted below, the Company repaid all amounts outstanding under the term loan with CRG.
Stifel Bank
In October 2020, the Company entered into a Loan and Security Agreement, or Loan Agreement, with Stifel Bank which provides for a $50,000,000 loan facility, comprised of a $50,000,000 secured revolving credit facility, with a $2,000,000 subfacility for the issuance of letters of credit and other ancillary banking services, and a $50,000,000 secured term loan facility, provided that amounts outstanding under both facilities may not exceed an aggregate principal amount of $50,000,000 at any time. Any borrowings under the revolving loan facility mature on October 29, 2022, or October 29, 2023 if as of October 29, 2022, no event of default has occurred and we are in compliance with the terms of the Loan Agreement. Borrowings under the term loan facility mature on October 29, 2024. Interest under the revolving credit facility is the greater of a) 0.5% above the "Prime Rate" as published by The Wall Street Journal or b) 4.75%.
Also in October 2020, the Company drew down $49,000,000 under the term loan facility and used the majority of the proceeds to pay off and terminate the prior term loan agreement with CRG totaling $46,674,000, which included a prepayment premium of $305,000, a final interest payment of $365,000 and a facility fee of $2,191,000. The Company recognized a loss on debt extinguishment of $1,119,000 in connection with the early termination of the term loan agreement with CRG. The principal amount of outstanding term loans under the Loan Agreement with Stifel Bank shall be repaid in equal monthly installments beginning on May 29, 2022, or November 29, 2022 if the Company achieves revenue for the year ending December 31, 2021 of at least 80% of the board-approved financial projections for such fiscal year. Interest under the term loan facility is the greater of a) 0.75% above the "Prime Rate" as published by The Wall Street Journal or b) 4.75%. The term loan may not be reborrowed once repaid, but the Company may prepay the term loan at any time without premium or penalty.

The Company also concurrently entered in a Success Fee Agreement in October 2020 with Stifel Bank, which requires that the Company pay Stifel Bank the lesser of 0.75% of the original principal amount of all credit extensions made under the Loan Agreement or $375,000 in the event the Company completes a Liquidity Event (liquidation, merger, sale of the Company or change in control). The Success Fee Agreement terminates on October 29, 2025. The Company has determined the probability of a Liquidity Event to be remote and accordingly, has not recognized a liability as of December 31, 2020.

Obligations under the Loan Agreement are secured by substantially all of the Company's assets. Beginning on January 15, 2021, the Loan Agreement requires that the Company maintain unrestricted cash and cash equivalents with Stifel Bank or at Stifel Bank Affiliates of at least $20,000,000. In addition, for any fiscal quarter where the Company's unrestricted cash and cash equivalents maintained with Stifel Bank or at Stifel Bank Affiliates (or prior to January 15, 2021, Stifel Bank or certain other banks) are less than $60,000,000 for any day during such fiscal quarter, the Company must comply with a minimum revenue covenant. Additionally, the Loan Agreement contains customary affirmative and negative covenants, including covenants limiting the Company's ability and the ability of the Company's subsidiaries to, among other things, dispose of assets, effect certain mergers, incur debt, grant liens, pay dividends and distributions on capital stock, make investments and acquisitions, and enter into transactions with affiliates, in each case subject to customary exceptions for a loan facility of this size and type.

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

As of December 31, 2020, the aggregate outstanding principal balance under the Loan Agreement was $49,000,000 and the annual interest rate was 4.75%. As of December 31, 2020, the Company was in compliance with all applicable financial covenants. As of December 31, 2020, management does not believe that it is probable that the above events of default will be triggered within the next twelve months, therefore, the debt is classified as long-term on the balance sheet.

Future maturities under the Stifel Bank term loan agreement as of December 31, 2020 are as follows (in thousands):

Year Ending December 31:	Amount
2021	$2,360
2022	14,679
2023	20,845
2024	17,370
55,254
Less: Amount representing interest	(6,254)
Less: Amount representing debt discount and debt issuance costs	(467)
Present value of minimum payments	$48,533

7.    Commitments and Contingencies
Operating Lease and Rights of Use
The Company’s operating lease obligation consists of leased office, laboratory, and manufacturing space under a non-cancellable operating lease that expires in October 2024. The lease agreement includes a renewal provision allowing the Company to extend this lease for an additional period of five years. Operating lease costs were $870,000 for each of the years ended December 31, 2020 and 2019. Cash paid for amounts included in the measurement of operating lease liabilities was $769,000 and $721,000 for the years ended December 31, 2020 and 2019. As of December 31, 2020, the weighted average discount rate was approximately 6.50% and the weighted average remaining lease term was 3.83 years. As of December 31, 2019, the weighted average discount rate was approximately 6.50% and the weighted average remaining lease term was 4.83 years. Balance sheet information as of December 31, 2020 consists of the following (in thousands):

	December 31,
Operating Lease:	2020	2019
Operating lease right-of-use asset in other non-current assets	$2,798	$3,400
Operating lease liability in accrued liabilities	$850	$769
Operating lease liability in other liabilities	2,850	3,700
Total operating lease liabilities	$3,700	$4,469
The following table summarizes the Company's operating lease maturities as of December 31, 2020 (in thousands):

Year Ending December 31:	Amount
2021	$1,066
2022	1,096
2023	1,127
2024	904
Total lease payments	4,193
Less: imputed interest	(493)
Present value of lease liabilities	$3,700

Purchase Obligations
Purchase obligations consist of agreements to purchase goods and services entered into in the ordinary course of business. As of December 31, 2020, the Company had non-cancellable purchase obligations to suppliers of $6,601,000.
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
The Company indemnifies each of its directors and officers for certain events or occurrences, subject to certain limits, while the director is or was serving at the Company’s request in such capacity, as permitted under Delaware law and in accordance with its certificate of incorporation and bylaws. The term of the indemnification period lasts as long as a director may be subject to any proceeding arising out of acts or omissions of such director in such capacity. The maximum amount of potential future indemnification is unlimited; however, the Company currently holds director liability insurance. The Company believes that the fair value of these indemnification obligations is minimal. Accordingly, the Company has not recognized any liabilities relating to these obligations as of December 31, 2020.

Contingencies
The Company is not involved in any pending legal proceedings that it believes could have a material adverse effect on its financial condition, results of operations or cash flows. From time to time, the Company may pursue litigation to assert its legal right and such litigation may be costly and divert the efforts and attention of its management and technical personnel which could adversely affect its business. The Company accrues a liability for such matters when it is probable that future expenditures will be made, and such expenditures can be reasonably estimated. There were no contingent liabilities requiring accrual at December 31, 2020 and 2019.
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

8.    Redeemable Convertible Preferred Stock
Upon the closing of the Company's IPO, all shares of redeemable convertible preferred stock then outstanding converted into shares of common stock. As of December 31, 2020 and 2019, the Company does not have any redeemable convertible preferred stock issued or outstanding.
Redeemable Convertible Preferred Stock Warrants
Upon the closing of the Company's IPO, all of the outstanding redeemable convertible preferred stock warrants were exercised, or net exercised based on the IPO price of $20.00 per share, into 1,945,365 shares of common stock. As of December 31, 2020 and 2019, the Company does not have any redeemable convertible preferred stock warrants outstanding.

9.    Stockholders' Equity (Deficit)
Preferred Stock
At December 31, 2020, the Company’s certificate of incorporation, as amended and restated, authorizes the Company to issue up to 5,000,000 shares of preferred stock with $0.001 par value per share, of which no shares were issued and outstanding.
Common Stock
At December 31, 2020, the Company’s certificate of incorporation, as amended and restated, authorizes the Company to issue up to 100,000,000 shares of common stock with $0.001 par value per share, of which 34,249,649 shares were issued and outstanding. The holders of common stock are also entitled to receive dividends whenever funds are legally available, when and if declared by the Board of Directors. As of December 31, 2020, no dividends have been declared to date. Each share of common stock is entitled to one vote.

At December 31, 2020 and 2019, the Company had reserved common stock for future issuances as follows:

	December 31,
	2020	2019
Exercise of options under stock plan	4,237,828	4,310,790
Issuance of options and restricted stock units under stock plan	1,790,687	1,554,690
Issuance of common stock under employee stock purchase plan	632,377	372,352
	6,660,892	6,237,832
Common Stock Warrants
In connection with the IPO, the common stock warrants were cash, or net exercised based on the IPO price of $20.00 per share into 5,968 shares of common stock. As of December 31, 2020 and 2019, the Company does not have any common stock warrants outstanding.

10.    Stock Option Plans
In 2007, the Company established its 2007 Stock Option Plan which provided for the granting of stock options to employees, directors and consultants of the Company. In connection with its acquisition of NeuroCo in December 2018, the Company also assumed NeuroCo’s 2015 Equity Incentive Plan. In March 2019, the Company's Board of Directors approved the termination of the 2007 Stock Option Plan and the NeuroCo 2015 Equity Incentive Plan and the adoption of the 2019 Equity Incentive Plan, or the 2019 Plan, which became effective immediately prior to the Company's IPO. The 2019 Plan provides for the grant of ISOs to employees and for the grant of NSOs, restricted stock, restricted stock units, stock appreciation rights, performance units and performance shares to employees, directors and consultants. A total of 2,317,000 shares of common stock were initially reserved for issuance pursuant to the 2019 Plan. In addition, the shares reserved for issuance under the 2019 Plan will also include shares reserved but not issued under the 2007 Stock Option Plan, plus any share awards granted under the 2007 Stock Option Plan that expire or terminate without having been exercised in full or that are forfeited or repurchased. In addition, the number of shares available for issuance under the 2019 Plan will also include an annual increase on the first day of each fiscal year, equal to the lesser of (i) 3,000,000 shares; (ii) 4.0% of the outstanding shares of common stock as of the last day of the immediately preceding fiscal year; or (iii) an amount as determined by the Board of Directors. As of December 31, 2020, the Company has reserved 3,635,009 shares of common stock for issuance under the 2019 Plan.
A summary of the shares available for issuance under the 2007 Stock Option Plan, NeuroCo 2015 Equity Incentive Plan and 2019 Plan, or the Plans, is as follows:

Number of Shares
Balances, December 31, 2017	328,290
Authorized	223,664
Granted	(629,716)
Canceled	135,651
Balances, December 31, 2018	57,889
Authorized	2,317,000
Granted	(848,023)
Canceled	27,824
Balances, December 31, 2019	1,554,690
Authorized	1,250,210
Granted/Awarded	(1,079,883)
Cancelled	65,670
Balances, December 31, 2020	1,790,687
The exercise price of ISOs and NSOs shall not be less than 100% and 85%, respectively, of the estimated fair value of the shares on the date of grant as determined by the Board of Directors. The exercise price of ISOs and NSOs granted to a 10% stockholder shall not be less than 110% of the estimated fair value of the shares on the date of grant as determined by the Board of Directors. To date, options have a term of ten years and generally vest over 4 years from the date of grant.
Stock option activity under the Company's Plans is set forth below:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in thousands)
Balances, December 31, 2017	4,308,890	$3.09	7.81	$5,073
Options granted	629,716	$6.51
Options exercised	(438,578)	$1.50
Options cancelled	(135,651)	$1.56
Balances, December 31, 2018	4,364,377	$3.79	7.36	$33,132
Options granted	848,023	$22.77
Options exercised	(873,786)	$1.77
Options cancelled	(27,824)	$8.71
Balances, December 31, 2019	4,310,790	$7.91	7.27	$140,234
Options granted	1,010,843	$40.67
Options exercised	(1,018,779)	$3.42
Options cancelled	(65,026)	$23.32
Balances, December 31, 2020	4,237,828	$16.56	7.38	$197,407
Vested and exercisable at December 31, 2020	2,392,563	$8.48	6.53	$130,417
Vested and expected to vest at December 31, 2020	4,237,828	$16.56	7.38	$197,407

The aggregate intrinsic value of options exercised during the years ended December 31, 2020, 2019 and 2018 was $47,861,000, $24,867,000 and $787,000, respectively. The aggregate intrinsic value was calculated as the difference between the exercise prices of the underlying options and the estimated fair value of the common stock on the date of exercise. The weighted-average grant date fair value of options granted during the years ended December 31, 2020, 2019 and 2018 was $18.22, $10.17 and $2.93 per share, respectively. The total fair value of options vested during the years ended December 31, 2020, 2019 and 2018 was $5,138,000, $2,221,000 and $569,000, respectively, based on the grant date fair value.
The following table summarizes information about stock options outstanding and vested as of December 31, 2020:

	Options Outstanding			Options Vested
Exercise Price	Options Outstanding	Weighted Average Remaining Contractual Term (in Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.35 - $3.16	1,214,279	5.45	$1.97	1,128,865	$1.88
$4.73 - $7.10	722,615	7.17	$5.64	443,670	$5.69
$8.27 - $12.41	564,188	7.08	$11.67	394,727	$11.81
$20.00 - $30.00	656,009	8.26	$20.00	270,305	$20.00
$30.93 - $46.40	771,966	9.21	$33.50	136,151	$33.76
$47.20 - $70.80	308,771	9.53	$58.86	18,845	$51.99
	4,237,828	7.38	$16.56	2,392,563	$8.48
Restricted Stock Units
In March 2020, the Company began granting restricted stock units, or RSUs, under the 2019 Plan. RSUs generally vest over four years in annual equal increments, no RSUs vested during the year ended December 31, 2020. The fair value of RSUs is based on the Company’s closing stock price on the date of grant. A summary of RSUs activity for the year ended December 31, 2020 is as follows:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Balances, December 31, 2019	—
Restricted stock granted	69,040	$46.14
Restricted stock vested	—
Restricted stock forfeited	(644)	$44.62
Balances, December 31, 2020	68,396	$46.16
Expected to vest at December 31, 2020	68,396	$46.16

2019 Employee Stock Purchase Plan
In March 2019, the Company's Board of Directors adopted the 2019 Employee Stock Purchase Plan, or the 2019 ESPP, under which eligible employees are permitted to purchase common stock at a discount through payroll deductions. A total of 434,000 shares of common stock were initially reserved for issuance and is increased on the first day of each fiscal year by an amount equal to the lesser of (i) 1,200,000 shares (ii) 1.0% of the outstanding shares of common stock as of the last day of the immediately preceding fiscal year; or (iii) an amount as determined by the Board of Directors. As of December 31, 2020, the Company has reserved 746,552 shares of common stock for issuance under the 2019 ESPP. The price of the common stock purchased will be the lower of 85% of the fair market value of the common stock at the beginning of an offering period or at the end of a purchase period. The 2019 ESPP was effective upon adoption by the Company's Board of Directors but was not in use until the completion of the Company's IPO in April 2019. The 2019 ESPP is intended to qualify as an "employee stock purchase plan" within the meaning of Section 423 of the Internal Revenue Code of 1986, as amended.
As of December 31, 2020, 114,175 shares of common stock have been issued to employees participating in the 2019 ESPP and 632,377 shares were available for future issuance under the 2019 ESPP.

Stock-Based Compensation
The Company estimated the fair value of stock options using the Black–Scholes option pricing model. The fair value of employee and nonemployee stock options is being amortized on a straight–line basis over the requisite service period of the awards. The fair value of employee and nonemployee stock options was estimated using the following assumptions for the years ended December 31, 2020, 2019 and 2018:

Year Ended December 31,
	2020	2019	2018
Expected term (in years)	5.25 - 6.25	5.00 - 6.25	5.00 - 6.25
Expected volatility	43.0% - 50.3%	42.4% - 42.9%	38.0% - 38.8%
Risk-free interest rate	0.32% - 1.41%	1.47% - 2.54%	2.68% - 2.98%
Dividend yield	—%	—%	—%
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

The fair value of the shares to be issued under the Company’s 2019 ESPP was estimated using the Black-Scholes valuation model with the following assumptions for the years ended December 31, 2020 and 2019:

	Year Ended December 31,
	2020	2019
Expected term (in years)	0.50	0.50 - 0.63
Expected volatility	44.4% - 76.4%	44.4% - 47.8%
Risk-free interest rate	0.10% - 1.58%	1.58% - 2.45%
Dividend yield	—%	—%
The following table summarizes the total stock-based compensation expense included in the statements of operations for all periods presented (in thousands):

	Year Ended December 31,
	2020	2019	2018
Cost of goods sold	$339	$179	$51
Research and development expenses	1,110	426	256
Selling, general and administrative expenses	5,777	2,372	604
	$7,226	$2,977	$911
As of December 31, 2020, there was total unrecognized compensation costs of $20,188,000 related to stock options expected to be recognized over a period of approximately 3.02 years, a total of $2,716,000 of unrecognized compensation costs related to unvested RSUs expected to be recognized over a period of approximately 3.48 years and $295,000 related to the ESPP, which the Company will recognize over 0.38 years.

11.    Income Taxes
The components of income before taxes are as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
United States	$(47,365)	$(52,415)	$(37,630)
International	—	—	—
	$(47,365)	$(52,415)	$(37,630)

A reconciliation of the statutory U.S. federal rate to the Company’s effective tax rate is as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Tax at federal statutory rate	$(9,947)	$(11,007)	$(7,902)
State taxes, net of federal benefit	(1,958)	(2,270)	(1,582)
Permanent differences	(8,489)	(4,731)	289
Loss on Series C warrant liability	—	5,330	2,500
Change in valuation allowance	22,164	12,797	6,197
General business credits	(1,268)	(319)	136
Other	(491)	208	376
Provision for income taxes	$11	$8	$14
The Company's provision for income taxes are included within other income (expense) on the statements of operations and comprehensive loss.

Significant components of the Company’s net deferred tax assets as of December 31, 2020 and 2019 consist of the following (in thousands):

	December 31,
	2020	2019
Deferred tax assets:
Net operating loss carryforwards	$63,069	$44,574
Research and development credits	7,191	5,287
Capitalized start-up costs/Intangibles	8	11
Accruals and reserves	2,337	2,227
Property and equipment	—	188
Stock-based compensation	1,859	568
Operating lease liability	935	1,133
Interest limitation	813	—
Total deferred tax assets	76,212	53,988
Less: Valuation allowance	(75,289)	(53,126)
Deferred tax liabilities:
Operating lease asset	(707)	(862)
Property and equipment	(216)	—
Total deferred tax liabilities	(923)	(862)
Net deferred tax assets	$—	$—
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

net deferred tax assets. The valuation allowance increased $22,163,000 during the year ended December 31, 2020 and increased by $12,826,000 during the year ended December 31, 2019.

As of December 31, 2020, the Company had net operating loss carryforwards of approximately $241,908,000 and $209,771,000 for federal and state income tax purposes, respectively. The federal and state net operating loss carryforwards begin to expire in 2027 and 2028, respectively. Federal NOL carryforwards generated in tax years beginning in 2018 are not subject to expiration. Federal NOLs that arose on or after January 1, 2018 can be carried forward indefinitely against future income, but can only be used to offset a maximum of 80% of the Company's federal taxable income in any year.
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
At December 31, 2020, the Company had $6,275,000 and $3,463,000 of federal and state research and development credit carryforwards, respectively. If not utilized, the federal credits will expire beginning in 2027. The California Research and Development credits can be carried forward indefinitely.
As of December 31, 2020, the Company had $2,019,000 of unrecognized tax benefits. The Company does not have any tax positions for which it is reasonably possible that the total amount of gross unrecognized would increase or decrease within twelve months of the year ended December 31, 2020. If recognized, $0 would affect the effective tax rate.
The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. There was no such expense recorded during the years ended December 31, 2020, 2019 and 2018.
A reconciliation of the unrecognized tax benefits from January 1, 2018 to December 31, 2020 is as follows (in thousands):

	December 31,
	2020	2019	2018
Balance at the beginning of year	$1,436	$1,348	$615
Increases related to current years’ tax positions	342	88	118
Increases related to prior years’ tax positions	241	—	615
Balance at end of year	$2,019	$1,436	$1,348
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
Additionally, NeuroCo incurred research and development related expenses paid for by the Company which were added into the original promissory note.
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
As the Company already controlled and consolidated NeuroCo and retained the control over NeuroCo’s business after the Merger, the Company accounted for the acquisition of equity interest in NeuroCo as an equity transaction. Therefore, the Company did not recognize a gain or loss in its net loss or comprehensive loss for acquisition of NeuroCo. As the carrying amount of the non-controlling interest as of the Closing was zero, the Company recorded the consideration paid as a decrease to the Company’s additional paid-in capital within stockholder’s equity.
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

13.    401(k) Plan
The Company has a qualified retirement plan under section 401(k) of the Internal Revenue Code (“IRC”) under which participants may contribute up to 90% of their eligible compensation, subject to maximum deferral limits specified by the IRC. The Company may make a discretionary matching contribution to the 401(k) plan and may make a discretionary employer contribution to each eligible employee each year. Through December 31, 2019, the Company has made no contributions to the 401(k) plan. Beginning in January 2020, the Company started matching employees' contributions to the 401(k) plan at 50% of the first 5% of compensation deferred to the 401(k) plan. The Company's matching contributions were $959,000 for the year ended December 31, 2020.

14.    Subsequent Events
2019 Equity Incentive Plan
In January 2021, the number of shares of common stock authorized for issuance under the 2019 Plan was automatically increased by 1,369,985 shares, which was ratified by the Company's Board of Directors in January 2021.
In February 2021, the Company’s Board of Directors approved the grant of options to purchase 19,305 shares of common stock under the 2019 Plan with an exercise price of $59.33 per share.
2019 Employee Stock Purchase Plan
In January 2021, the number of shares of common stock authorized for issuance under the 2019 ESPP was automatically increased by 342,496 shares, which was ratified by the Company's Board of Directors in January 2021.
Voluntary Recall
In January and February 2021, the Company announced the voluntary recall of certain lots of our ENROUTE Transcarotid Stent System, manufactured by one of its third-party suppliers, Cordis. The decision to recall these lots was based on complaints received about tips detaching from the stent delivery system as well as internal testing that the Company conducted. The Company believes the root cause of the detachment was a single operator at Cordis, who, over a specific timeframe, produced lots in which a small number of units were not reliably manufactured to specification.
As a result of the voluntary recall the Company reflected a current asset of $4,160,000 on its balance sheet as of December 31, 2020, relating to the replacement lots and other direct costs to be received from Cordis. This amount includes $2,227,000 of recalled ENROUTE stent delivery systems held in the Company's inventory as of December 31, 2020, $1,696,000 of ENROUTE stent delivery systems in the process of being returned from its customers and other direct costs of $237,000. In addition, the Company established an accrual of $1,696,000 relating to its obligation to provide replacement ENROUTE stent delivery systems to its customers as of December 31, 2020.
Employee Bonus to be Settled in Shares
On February 9, 2021, the Company's Compensation Committee of the Board of Directors approved that the bonus for certain employees would partially be paid in RSUs. Actual shares were awarded to employees on February 26, 2021 as a fixed dollar amount converted to 14,952 fully vested RSUs using the trailing 30-day average stock price.

15.     Quarterly Financial Information (unaudited)
The following table provides selected unaudited quarterly financial data for the years ended December 31, 2020, and 2019 (in thousands, except per share data):

	Three Months Ended
	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020
Revenue	$21,133	$20,067	$15,094	$18,933
Gross profit	$15,916	$14,579	$9,758	$13,683
Net loss	$(16,756)	$(10,315)	$(10,353)	$(9,941)
Net loss per share, basic and diluted	$(0.49)	$(0.31)	$(0.32)	$(0.32)

	Three Months Ended
	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
Revenue	$18,634	$17,026	$14,928	$12,766
Gross profit	$13,913	$12,856	$11,231	$9,427
Net loss	$(8,291)	$(8,007)	$(11,959)	$(24,158)
Net loss per share, basic and diluted	$(0.27)	$(0.26)	$(0.42)	$(20.12)

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2020. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, refers to controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to a company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a control system, misstatements due to error or fraud may occur and not be detected.
Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2020, our disclosure controls and procedures were effective at the reasonable assurance level.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2020 based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2020.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2020 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Remediation of Previously Identified Material Weaknesses in Internal Control over Financial Reporting
We previously identified and disclosed two material weaknesses in our internal control over financial reporting for the year ended December 31, 2017 relating to the following:
•We did not maintain a sufficient complement of resources with an appropriate level of accounting knowledge, experience, and training, commensurate with our structure and financial reporting requirements.
•We did not appropriately design and implement controls over the review and approval of manual journal entries and the related supporting journal entry calculations resulting in inappropriate segregation of duties over manual journal entries.
With the oversight of senior management and our audit committee, we began the implementation of certain of these measures in 2018 and continued to develop remediation plans and implemented additional measures throughout 2019 and 2020. We have remediated the material weaknesses through the following actions:
•the hiring of personnel with technical accounting and financial reporting knowledge, experience, and training.
•the implementation of accounting and financial reporting procedures and systems to improve the completeness, timeliness and accuracy of our financial reporting and disclosures, including controls over manual journal entries.
Management has completed its design, testing and evaluation of the enhanced and newly implemented internal controls and determined that as of December 31, 2020, the controls were designed and operating effectively and have been operating effectively for a sufficient period for management to conclude that the material weaknesses have been remediated.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with our 2021 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2020.

Item 11. Executive Compensation
The information required by this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with our 2021 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2020.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with our 2021 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2020.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with our 2021 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2020.

Item 14. Principal Accounting Fees and Services
The information required by this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with our 2021 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2020.

PART IV
Item 15.  Exhibits and Financial Statement Schedule
(a)Financial Statements.
The financial statements included in "Index to Financial Statements" in Part II, Item 8 are filed as part of this registration statement on Form 10-K.
(b)Financial Statement Schedule.
All other schedules have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto. The table below presents Schedule II, Valuation and Qualifying Accounts, detailing the activity of the allowance for doubtful accounts receivable for the years ended December 31, 2020, 2019 and 2018 (in thousands):

Description	Balance at Beginning of Year	Charged to expenses	Write offs	Balance at End of Year
Allowance for doubtful accounts receivable:
Year ended December 31, 2020	$45	$(32)	$—	$13
Year ended December 31, 2019	$22	$23	$—	$45
Year ended December 31, 2018	$149	$(123)	$4	$22

(c)Exhibits.
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
		S-1	333-233044	10.1	8/6/2019
10.11	Lease Agreement by and between the registrant and Hanover Properties Ltd., dated November 30, 2017	S-1	333-233044	10.11	8/6/2019
10.12	Director Offer Letter for Donald Zurbay dated as of February 6, 2018	S-1	333-233044	10.12	8/6/2019
10.13+	Confirmatory Employment Letter between the registrant and Erica Rogers, dated as of March 21, 2019	S-1	333-233044	10.13	8/6/2019
10.14+	Confirmatory Employment Letter between the registrant and Lucas Buchanan, dated as of March 21, 2019	S-1	333-233044	10.14	8/6/2019

10.15+	Confirmatory Employment Letter between the registrant and Richard Ruedy, dated as of March 21, 2019	S-1	333-233044	10.15	8/6/2019
10.16+	Confirmatory Employment Letter between the registrant and Andrew Davis, dated as of March 21, 2019	S-1	333-233044	10.16	8/6/2019
10.17+	Change in Control and Severance Agreement between the registrant and Erica Rogers, dated as of March 21, 2019	S-1	333-233044	10.17	8/6/2019
10.18+	Change in Control and Severance Agreement between the registrant and Lucas Buchanan, dated as of March 21, 2019	S-1	333-233044	10.18	8/6/2019
10.19+	Change in Control and Severance Agreement between the registrant and Richard Ruedy, dated as of March 21, 2019	S-1	333-233044	10.19	8/6/2019
10.20+	Change in Control and Severance Agreement between the registrant and Andrew Davis, dated as of March 21, 2019	S-1	333-233044	10.2	8/6/2019
10.21	Loan and Security Agreement, dated as of October 29, 2020, by and between Silk Road Medical, Inc. and Stifel Bank.	8-K/A	333-230045	10.1	11/4/2020
23.1	Consent of Independent Registered Public Accounting Firm					*
24.1	Power of Attorney					*
31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
101.INS	XBRL Instance Document					*
101.SCH	XBRL Taxonomy Extension Schema Document					*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*
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

SILK ROAD MEDICAL, INC.

March 1, 2021	By:	/s/ Erica J. Rogers
Erica J. Rogers President, Chief Executive Officer and Director (Principal Executive Officer)
March 1, 2021	By:	/s/ Lucas W. Buchanan
Lucas W. Buchanan Chief Operating Officer and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

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
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Erica J. Rogers	President, Chief Executive Officer and Director (Principal Executive Officer)	March 1, 2021
Erica J. Rogers

/s/ Lucas W. Buchanan	Chief Operating Officer and Chief Financial Officer (Principal Financial Officer)	March 1, 2021
Lucas W. Buchanan

/s/ Rick D. Anderson	Director	March 1, 2021
Rick D. Anderson

/s/ Kevin J. Ballinger	Director	March 1, 2021
Kevin J. Ballinger

/s/ Tony M. Chou	Director	March 1, 2021
Tony M. Chou, M.D.

/s/ Jack W. Lasersohn	Director	March 1, 2021
Jack W. Lasersohn

/s/ Elizabeth H. Weatherman	Director	March 1, 2021
Elizabeth H. Weatherman

/s/ Donald J. Zurbay	Director	March 1, 2021
Donald J. Zurbay