Form 10-Q
period 2021-03-31
Silk Road Medical Inc
filed 2021-05-10
CIK 1397702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________________

FORM 10-Q

REGISTRATION STATEMENT

Under

The Securities Act of 1933

______________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For transition period from               to

Commission File Number   001-38847

______________________________

SILK ROAD MEDICAL, INC.

(Exact name of registrant as specified in its charter)

______________________________

Delaware	3841	20-8777622
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification Number)

1213 Innsbruck Dr. Sunnyvale, CA 94089 (408) 720-9002

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

______________________________

Erica J. Rogers

Chief Executive Officer

1213 Innsbruck Dr. Sunnyvale, CA 94089 (408) 720-9002

(Name, address, including zip code, and telephone number, including area code, of agent for service)

______________________________

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

As of April 30, 2021, the number of outstanding shares of the registrant's common stock, par value $0.001 per share, was 34,482,310.

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

•our expectations regarding the continued impact of the COVID-19 pandemic on our business;

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

Part I. Financial Information

Item 1: Unaudited Condensed Financial Statements

Silk Road Medical, Inc.

Condensed Balance Sheets

(unaudited)

(in thousands, except share and per share data)	March 31,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$94,575	$69,466
Short-term investments	41,497	78,016
Accounts receivable, net	11,106	9,070
Inventories	11,960	9,989
Prepaid expenses and other current assets	4,757	6,787
Total current assets	163,895	173,328
Property and equipment, net	2,777	2,844
Restricted cash	310	310
Other non-current assets	2,680	2,832
Total assets	$169,662	$179,314
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$2,923	$2,598
Accrued liabilities	13,291	16,957
Total current liabilities	16,214	19,555
Long-term debt	48,574	48,533
Other liabilities	3,720	3,726
Total liabilities	68,508	71,814
Commitments and contingencies (Note 7)
Stockholders' equity:
Preferred stock, $0.001 par value
Shares authorized: 5,000,000 at March 31, 2021 and December 31, 2020
Shares issued and outstanding: none at March 31, 2021 and December 31, 2020
Common stock, $0.001 par value	—	—
Shares authorized: 100,000,000 at March 31, 2021 and December 31, 2020
Shares issued and outstanding: 34,438,290 and 34,249,649 at March 31, 2021 and December 31, 2020, respectively	34	34
Additional paid-in capital	350,699	346,318
Accumulated other comprehensive income	6	39
Accumulated deficit	(249,585)	(238,891)
Total stockholders' equity	101,154	107,500
Total liabilities and stockholders' equity	$169,662	$179,314

The accompanying notes are an integral part of these condensed financial statements.

Silk Road Medical, Inc.

Condensed Statements of Operations and Comprehensive Loss

(unaudited)

(in thousands, except share and per share data)	Three Months Ended
	March 31,
	2021	2020
Revenue	$22,053	$18,933
Cost of goods sold	5,538	5,250
Gross profit	16,515	13,683
Operating expenses:
Research and development	5,484	3,131
Selling, general and administrative	21,194	19,692
Total operating expenses	26,678	22,823
Loss from operations	(10,163)	(9,140)
Interest income	95	404
Interest expense	(623)	(1,202)
Other income (expense), net	(3)	(3)
Net loss	(10,694)	(9,941)
Other comprehensive loss:
Unrealized gain (loss) on investments, net	(33)	440
Net change in other comprehensive loss	(33)	440
Net loss and comprehensive loss	$(10,727)	$(9,501)
Net loss per share, basic and diluted	$(0.31)	$(0.32)
Weighted average common shares used to compute net loss per share, basic and diluted	34,336,433	31,338,310

The accompanying notes are an integral part of these condensed financial statements.

Silk Road Medical, Inc.

Condensed Statements of Stockholders' Equity

(unaudited)

(in thousands, except share data)	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total
Balances at December 31, 2020	34,249,649	$34	$346,318	$(238,891)	$39	$107,500
Exercise of stock options	163,151	—	848	—	—	848
Issuance of common stock upon release of restricted stock units	25,490	—	—	—	—	—
Stock-based compensation	—	—	3,533	—	—	3,533
Net loss	—	—	—	(10,694)	—	(10,694)
Unrealized loss on investments, net	—	—	—	—	(33)	(33)
Balances at March 31, 2021	34,438,290	$34	$350,699	$(249,585)	$6	$101,154

(in thousands, except share data)	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total
Balances at December 31, 2019	31,255,267	$31	$263,384	$(191,526)	$2	$71,891
Exercise of stock options	140,370	—	274	—	—	274
Stock-based compensation	—	—	1,293	—	—	1,293
Net loss	—	—	—	(9,941)	—	(9,941)
Unrealized gains on investments, net	—	—	—	—	440	440
Balances at March 31, 2020	31,395,637	$31	$264,951	$(201,467)	$442	$63,957

The accompanying notes are an integral part of these condensed financial statements.

Silk Road Medical, Inc.

Condensed Statements of Cash Flows

(unaudited)

(in thousands)	Three Months Ended
	March 31,
	2021	2020
Cash flows from operating activities
Net loss	$(10,694)	$(9,941)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	239	184
Stock-based compensation expense	3,533	1,293
Amortization of premiums on investments, net	186	79
Amortization of debt discount and debt issuance costs	41	12
Amortization of right-of-use asset	158	146
Non-cash interest expense	—	83
Change in provision for doubtful accounts receivable	—	(9)
Provision for excess and obsolete inventories	24	92
Changes in assets and liabilities:
Accounts receivable	(2,036)	(60)
Inventories	(1,790)	(1,871)
Prepaid expenses and other current assets	583	983
Other assets	(6)	55
Accounts payable	218	1,274
Accrued liabilities	(2,423)	(3,912)
Other liabilities	(5)	(203)
Net cash used in operating activities	(11,972)	(11,795)
Cash flows from investing activities
Purchases of property and equipment	(67)	(134)
Purchases of investments	—	(1,974)
Proceeds from maturity of investments	36,300	2,000
Net cash provided by (used in) investing activities	36,233	(108)
Cash flows from financing activities
Proceeds from issuance of common stock	848	274
Net cash provided by financing activities	848	274
Net change in cash, cash equivalents and restricted cash	25,109	(11,629)
Cash, cash equivalents and restricted cash, beginning of period	69,776	39,491
Cash, cash equivalents and restricted cash, end of period	$94,885	$27,862
Supplemental disclosure of cash flow information
Cash paid for interest	$582	$1,108
Noncash investing and financing activities:
Accounts payable and accrued liabilities for purchases of property and equipment	$106	$22

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

Public Offerings

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

2.    Summary of Significant Accounting Policies

Basis of Preparation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, or U.S. GAAP, and applicable rules and regulations of the Securities and Exchange Commission, or SEC, regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP have been condensed or omitted, and accordingly the balance sheet as of December 31, 2020, and related disclosures, have been derived from the audited financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements. These unaudited condensed financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for the fair statement of the Company’s condensed financial information. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any other interim period or for any other future year.

The accompanying interim unaudited condensed financial statements and related financial information should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2020 included in the Company's annual report on Form 10-K filed with the SEC on March 1, 2021.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts and disclosures reported in the financial statements. Management uses judgment when making estimates related to provisions for accounts receivable and excess and obsolete inventories, the valuation of deferred tax assets, the reserves for sales returns, and stock-based compensation. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Although these estimates are based on the Company’s knowledge of current events and actions it may undertake in the future, actual results may ultimately materially differ from these estimates and assumptions.

Silk Road Medical, Inc.

Notes to Condensed Financial Statements

(unaudited)

Due to the coronavirus (“COVID-19”) pandemic, there has been continued uncertainty and disruption in the global economy and financial markets. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of March 31, 2021. The Company has also considered information available to it as of the date of issuance of these financial statements and is not aware of any specific events or circumstances that would require an update to its estimates or judgments, or a revision to the carrying value of its assets or liabilities. These estimates may change as new events occur and additional information becomes available. Actual results could differ materially from these estimates.

Fair Value of Financial Instruments

The Company has evaluated the estimated fair value of its financial instruments as of March 31, 2021 and December 31, 2020. The carrying amounts of certain of the Company’s financial instruments, which include cash equivalents, short-term investments, restricted cash, accounts receivable, accounts payable and accrued liabilities approximate their respective fair values because of the short-term nature of these instruments. Management believes that its long-term debt bears interest at the prevailing market rates for instruments with similar characteristics (Level 2 within the fair value hierarchy); accordingly, the carrying value of this instrument approximates its fair value.

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents. Cash equivalents are considered available-for-sale marketable securities and are recorded at fair value, based on quoted market prices. As of March 31, 2021 and December 31, 2020, the Company’s cash equivalents are entirely comprised of investments in money market funds.

Restricted cash as of March 31, 2021 and December 31, 2020 consists of a letter of credit of $310,000 representing collateral for the Company's facility lease.

Investments

Short-term investments consist of debt securities classified as available-for-sale and have original maturities greater than 90 days, but less than one year as of the balance sheet date. Long-term investments have maturities greater than one year as of the balance sheet date. All investments are recorded at fair value based on the fair value hierarchy. Money market funds and United States treasury bills with an original maturity less than 90 days are classified within Level 1 of the fair value hierarchy, and commercial paper, corporate bonds/notes, United States Government securities, and asset-backed securities are classified within Level 2 of the fair value hierarchy. Unrealized gains and losses, deemed temporary in nature, are reported as a separate component of accumulated other comprehensive income (loss). The cost of available-for-sale investments sold is based on the specific-identification method. Realized gains and losses are included in earnings and are derived for specific-identification method for determining the costs of investments sold and were insignificant for the three months ended March 31, 2021 and 2020. Amortization of premiums and accretion of discounts are reported as a component of interest income.

A decline in the fair value of any security below cost that is deemed other than temporary results in a charge to earnings and the corresponding establishment of a new cost basis for the investment. The Company evaluates the securities in an unrealized loss position for expected credit losses by considering factors such as historical experience, market data, issuer-specific factors, current economic conditions and credit ratings.

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

Silk Road Medical, Inc.

Notes to Condensed Financial Statements

(unaudited)

to focus limited resources and personnel and hospital capacity toward the treatment of COVID-19 and to avoid exposing patients to COVID-19. These measures and challenges will likely continue for the duration of the pandemic, which is uncertain, and will continue to negatively impact the Company’s revenue while the pandemic continues.

Financial instruments that potentially subject the Company to credit risk consist of cash and cash equivalents, investments and accounts receivable to the extent of the amounts recorded on the balance sheet. Cash, cash equivalents, and investments are deposited in financial institutions which, at times, may be in excess of federally insured limits. Cash equivalents are invested in highly rated money market funds and United States treasury bills. The Company invests in a variety of financial instruments, such as, but not limited to, commercial paper, corporate bonds/notes, United States Government securities, asset-backed securities and, by policy, limits the amount of credit exposure with any one financial institution or commercial issuer. The Company has not experienced any material losses on its deposits of cash and cash equivalents or investments during the three months ended March 31, 2021 and 2020.

The Company’s accounts receivable are due from a variety of health care organizations in the United States. At March 31, 2021 and December 31, 2020, no customer represented 10% or more of the Company’s accounts receivable. For the three months ended March 31, 2021 and 2020, there were no customers that represented 10% or more of revenue.

The Company provides for uncollectible amounts when specific credit problems are identified. In doing so, the Company analyzes historical bad debt trends, customer credit worthiness, current economic trends and changes in customer payment patterns when evaluating the adequacy of the allowance for expected credit losses on customer accounts.

The Company manufactures certain of its commercial products in-house. Certain of the Company’s product components and sub-assemblies continue to be manufactured by sole suppliers, the most significant of which is the ENROUTE Transcarotid Stent System, manufactured by Cordis, a Cardinal Health Company. Disruption in component or sub-assembly supply from these manufacturers or from in-house production would have a negative impact on the Company’s financial position and results of operations.

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

As a result of the voluntary recall the Company reflected a current asset of $4,160,000 on its balance sheet as of December 31, 2020, relating to the replacement lots and other direct costs to be received from Cordis. This amount includes $2,227,000 of recalled ENROUTE stent delivery systems held in the Company's inventory as of December 31, 2020, $1,696,000 of ENROUTE stent delivery systems in the process of being returned from its customers and other direct costs of $237,000. In addition, the Company established an accrual of $1,696,000 relating to its obligation to

Silk Road Medical, Inc.

Notes to Condensed Financial Statements

(unaudited)

provide replacement ENROUTE stent delivery systems to its customers as of December 31, 2020. As of March 31, 2021, the Company has a current asset of $2,924,000 on its balance sheet, relating to the replacement lots and other direct costs to be received from Cordis. This amount comprises a receivable of $2,601,000 relating to both recalled ENROUTE stent delivery systems held in the Company’s inventory as of March 31, 2021 and pending replacement from Cordis, $111,000 of ENROUTE stent delivery systems to be returned from its customers and other direct costs of $212,000. In addition, as of March 31, 2021, the Company has a remaining accrual of $541,000 relating to its obligation to provide replacement ENROUTE stent delivery systems to its customers.

Leases

The Company accounts for leases in accordance with (“ASC”) 842, "Leases." The Company considers if an arrangement is a lease at inception if it obtains the right to control the use of an identified asset under a leasing arrangement with an initial term greater than twelve months. The Company determines whether a contract conveys the right to control the use of an identified asset for a period of time if the contract contains both the right to obtain substantially all of the economic benefits from the use of the identified asset and the right to direct the use of the identified asset. The Company also evaluates the nature of each lease to determine whether it is an operating or financing lease and recognizes the right-of-use asset and lease liabilities based on the present value of future minimum lease payments over the expected lease term. The Company’s leases do not generally contain an implicit interest rate and therefore the Company uses the incremental borrowing rate it would expect to pay to borrow on a similar collateralized basis over a similar term in order to determine the present value of its lease payments. The Company’s considers renewal options in the determination of the lease term if the option to renew is reasonably certain. Variable lease costs represent payments that are dependent on usage, a rate or index. Variable lease costs, which consists primarily of taxes, insurance and common area maintenance costs, are expensed as incurred, as the Company has elected to account separately for contracts that contain lease and non-lease components, consistent with its historical practice. The Company does not have any finance leases.

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

As of March 31, 2021 and December 31, 2020, the Company recorded $227,000 and $71,000, respectively, of unbilled receivables, which are included in accounts receivable, net on the condensed balance sheet, as the Company has an unconditional right to payment as of the end of the applicable period.

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

Silk Road Medical, Inc.

Notes to Condensed Financial Statements

(unaudited)

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

Silk Road Medical, Inc.

Notes to Condensed Financial Statements

(unaudited)

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

Comprehensive Loss

Comprehensive loss consists of net loss and changes in unrealized gains and losses on investments classified as available-for-sale. For the three months ended March 31, 2021 and 2020, the Company’s unrealized gains and losses on available-for-sale investments represent the only component of other comprehensive loss that are excluded from the reported net loss and that are presented in the condensed statements of operations and comprehensive loss. Accumulated other comprehensive income or loss is presented in the accompanying condensed balance sheets as a component of stockholders' equity.

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

Net loss per share was determined as follows (in thousands, except share and per share data):

	Three Months Ended
	March 31,
	2021	2020
Net loss	$(10,694)	$(9,941)
Weighted average common stock outstanding used to compute net loss per share, basic and diluted	34,336,433	31,338,310
Net loss, basic and diluted	$(0.31)	$(0.32)

Silk Road Medical, Inc.

Notes to Condensed Financial Statements

(unaudited)

The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted average shares outstanding because such securities have an antidilutive impact due to the Company's net loss:

	March 31,
	2021	2020
Common stock options	4,288,835	4,842,641
Restricted stock units	251,138	38,225
	4,539,973	4,880,866

Segment and Geographical Information

The Company operates and manages its business as one reportable and operating segment. The Company’s chief executive officer, who is the chief operating decision maker, reviews financial information on an aggregate basis for purposes of allocating resources and evaluating financial performance. Primarily all of the Company’s long-lived assets are based in the United States. Long-lived assets are comprised of property and equipment and the Company's right-of-use asset. All of the Company’s revenue was in the United States for the three months ended March 31, 2021 and 2020, based on the shipping location of the external customer.

3.    Recent Accounting Pronouncements

Effective January 1, 2021, the Company adopted ASU 2016-13, Financial Instruments-Credit Losses (Topic 326):"Measurement of Credit Losses on Financial Instruments," which requires measurement and recognition of expected credit losses for most financial assets and certain other instruments. Unrealized losses on available-for-sale debt securities that are attributed to credit risk are recorded through earnings rather than to other comprehensive income. Credit losses relating to available-for-sale debt securities are now recorded through an allowance for credit losses. In addition, Topic 326 also provides new guidance related to the measurement of expected credit losses on the Company’s allowance for bad debt for accounts receivable, which is estimated upon assessment of various factors including historical collection experience, current and future economic market conditions and a review of the current aging status and financial condition of the Company’s customers. The Company adopted the new standard using a modified retrospective transition method, which required a cumulative-effect adjustment, if any, to the opening balance of retained earnings to be recognized on the date of adoption. The Company did not have any cumulative-effect adjustments as of the date of adoption.

Effective January 1, 2021, the Company adopted ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which enhances and simplifies various aspects of the income tax accounting guidance related to intra-period tax allocation, interim period accounting for enacted changes in tax law, and the year-to-date loss limitation in interim period tax accounting. ASU 2019-12 also amends other aspects of the guidance to reduce complexity in certain areas. The adoption did not have a material impact on the Company's financial statements and related disclosures.

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

The following tables sets forth by level within the fair value hierarchy the Company’s assets that are reported at fair value as of March 31, 2021 and December 31, 2020, using the inputs defined above (in thousands):

	March 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$93,977	$—	$—	$93,977
Commercial paper	—	13,292	—	13,292
Corporate bonds/notes	—	7,904	—	7,904
U.S. government securities	—	20,301	—	20,301
	$93,977	$41,497	$—	$135,474

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$60,295	$—	$—	$60,295
Commercial paper	—	39,577	—	39,577
Corporate bonds/notes	—	7,969	—	7,969
U.S. government securities	—	38,470	—	38,470
	$60,295	$86,016	$—	$146,311

There were no transfers between fair value hierarchy levels during the three months ended March 31, 2021 and 2020.

5.    Balance Sheet Components

Investments

The fair value of the Company's available-for-sale investments as of March 31, 2021 and December 31, 2020 are as follows (in thousands):

	March 31, 2021
		Gross Unrealized		Estimated
	Amortized Cost	Gains	Losses	Fair Value
Money market funds	$93,977	$—	$—	$93,977
Commercial paper	13,292	—	—	13,292
Corporate bonds/notes	7,905	—	(1)	7,904
U.S. government securities	20,294	7	—	20,301
	$135,468	$7	$(1)	$135,474
Classified as:
Cash equivalents				$93,977
Short-term investments				41,497
				$135,474

Silk Road Medical, Inc.

Notes to Condensed Financial Statements

(unaudited)

	December 31, 2020
		Gross Unrealized		Estimated
	Amortized Cost	Gains	Losses	Fair Value
Money market funds	$60,295	$—	$—	$60,295
Commercial paper	39,577	—	—	39,577
Corporate bonds/notes	7,970	—	(1)	7,969
U.S. government securities	38,430	42	(2)	38,470
	$146,272	$42	$(3)	$146,311
Classified as:
Cash equivalents				$68,295
Short-term investments				78,016
				$146,311

All of the Company’s cash equivalents and short-term investments mature within one year as of March 31, 2021 and December 31, 2020. Available-for-sale investments held as of March 31, 2021 had a weighted average days to maturity of 136 days.

The following table presents the Company's available-for-sale investments that were in an unrealized loss position as of March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021		December 31, 2020
	Less than 12 months		Less than 12 months
Assets:	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate bonds/notes	$7,845	$(1)	$5,369	$(1)
U.S. government securities	—	—	10,128	(2)
	$7,845	$(1)	$15,497	$(3)

Inventories

Components of inventories were as follows (in thousands):

	March 31,	December 31,
	2021	2020
Raw materials	$2,208	$1,785
Finished products	10,369	10,599
	12,577	12,384
Less: Reserve for excess and obsolete	(617)	(2,395)
	$11,960	$9,989

Silk Road Medical, Inc.

Notes to Condensed Financial Statements

(unaudited)

As of March 31, 2021 and December 31, 2020, there were no work-in-process inventories. The reserve for excess and obsolete inventory at March 31, 2021 and December 31, 2020, included $573,000 and $2,377,000, respectively, associated with the Company's voluntary product recall.

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	March 31,	December 31,
	2021	2020
Accrued payroll and related expenses	$8,118	$9,573
Provision for sales returns	639	820
Accrued professional services	1,144	2,520
Recall replacement obligation	541	1,696
Operating lease liability	872	850
Accrued royalty expense	571	518
Deferred revenue	536	206
Accrued travel expenses	357	237
Accrued clinical expenses	119	113
Accrued other expenses	394	424
Total	$13,291	$16,957

Silk Road Medical, Inc.

Notes to Condensed Financial Statements

(unaudited)

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

The Company also concurrently entered in a Success Fee Agreement in October 2020 with Stifel Bank, which requires that the Company pay Stifel Bank the lesser of 0.75% of the original principal amount of all credit extensions made under the Loan Agreement or $375,000 in the event the Company completes a Liquidity Event (liquidation, merger, sale of the Company or change in control). The Success Fee Agreement terminates on October 29, 2025. The Company has determined the probability of a Liquidity Event to be remote and accordingly, has not recognized a liability as of March 31, 2021.

Silk Road Medical, Inc.

Notes to Condensed Financial Statements

(unaudited)

Obligations under the Loan Agreement are secured by substantially all of the Company's assets. Beginning on January 15, 2021, the Loan Agreement required that the Company maintain unrestricted cash and cash equivalents with Stifel Bank or at Stifel Bank Affiliates of at least $20,000,000. In addition, for any fiscal quarter where the Company's unrestricted cash and cash equivalents maintained with Stifel Bank or at Stifel Bank Affiliates (or prior to January 15, 2021, Stifel Bank or certain other banks) are less than $60,000,000 for any day during such fiscal quarter, the Company must comply with a minimum revenue covenant. Additionally, the Loan Agreement contains customary affirmative and negative covenants, including covenants limiting the Company's ability and the ability of the Company's subsidiaries to, among other things, dispose of assets, effect certain mergers, incur debt, grant liens, pay dividends and distributions on capital stock, make investments and acquisitions, and enter into transactions with affiliates, in each case subject to customary exceptions for a loan facility of this size and type.

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

As of March 31, 2021, the aggregate outstanding principal balance under the Loan Agreement was $49,000,000 and the annual interest rate was 4.75%. As of March 31, 2021, the Company was in compliance with all applicable financial covenants. As of March 31, 2021, management does not believe that it is probable that the above events of default will be triggered within the next twelve months, therefore, the debt is classified as long-term on the condensed balance sheet.

Future maturities under the term loan agreement as of March 31, 2021 are as follows (in thousands):

Period Ending December 31:	Amount
2021	$1,778
2022	14,679
2023	20,845
2024	17,370
54,672
Less: Amount representing interest	(5,672)
Less: Amount representing debt discount and debt issuance costs	(426)
Present value of minimum payments	$48,574

7.    Commitments and Contingencies

Operating Lease and Rights-of-Use

The Company’s operating lease obligation consists of leased office, laboratory, and manufacturing space under a non-cancellable operating lease that expires in October 2024. The lease agreement includes a renewal provision allowing the Company to extend this lease for an additional period of five years. Operating lease costs were $217,000 for each of the three months ended March 31, 2021 and 2020. Cash paid for amounts included in the measurement of operating lease liabilities was $203,000 and $184,000 for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, the weighted average discount rate was approximately 6.50% and the weighted average remaining lease term was 3.58 years. Balance sheet information as of March 31, 2021 and December 31, 2020 consists of the following (in thousands):

	March 31,	December 31,
Operating Lease:	2021	2020
Operating lease right-of-use asset in other non-current assets	$2,640	$2,798
Operating lease liability in accrued liabilities	$872	$850
Operating lease liability in other liabilities	2,625	2,850
Total operating lease liabilities	$3,497	$3,700

Silk Road Medical, Inc.

Notes to Condensed Financial Statements

(unaudited)

The following table summarizes the Company’s operating lease maturities as of March 31, 2021 (in thousands):

Period Ending December 31:	Amount
2021	$804
2022	1,096
2023	1,127
2024	904
Total lease payments	$3,930
Less: interest	(434)
Total lease liabilities	$3,497

Purchase Obligations

Purchase obligations consist of agreements to purchase goods and services entered into in the ordinary course of business. As of March 31, 2021, the Company had non-cancellable purchase obligations to suppliers of $4,672,000.

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

The Company indemnifies each of its directors and officers for certain events or occurrences, subject to certain limits, while the director is or was serving at the Company’s request in such capacity, as permitted under Delaware law and in accordance with its certificate of incorporation and bylaws. The term of the indemnification period lasts as long as a director may be subject to any proceeding arising out of acts or omissions of such director in such capacity. The maximum amount of potential future indemnification is unlimited; however, the Company currently holds director liability insurance. The Company believes that the fair value of these indemnification obligations is minimal. Accordingly, the Company has not recognized any liabilities relating to these obligations as of March 31, 2021.

Contingencies

The Company is not involved in any pending legal proceedings that it believes could have a material adverse effect on its financial condition, results of operations or cash flows. From time to time, the Company may pursue litigation to assert its legal right and such litigation may be costly and divert the efforts and attention of its management and technical personnel which could adversely affect its business. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. There were no contingent liabilities requiring accrual at March 31, 2021 and December 31, 2020.

8.    Stockholders’ Equity

Preferred Stock

At March 31, 2021, the Company’s certificate of incorporation, as amended and restated, authorizes the Company to issue up to 5,000,000 shares of preferred stock with $0.001 par value per share, of which no shares were issued and outstanding.

Common Stock

At March 31, 2021, the Company’s certificate of incorporation, as amended and restated, authorizes the Company to issue up to 100,000,000 shares of common stock with $0.001 par value per share, of which 34,438,290 shares were issued and outstanding. The holders of common stock are also entitled to receive dividends whenever funds are legally available, when and if declared by the Board of Directors. As of March 31, 2021, no dividends have been declared to date. Each share of common stock is entitled to one vote.

Silk Road Medical, Inc.

Notes to Condensed Financial Statements

(unaudited)

9.    Stock Option Plans

In March 2019, the Company’s Board of Directors approved the adoption of the 2019 Equity Incentive Plan, or the 2019 Plan, which became effective immediately prior to the Company's IPO. The 2019 Plan replaced the 2007 Stock Option Plan which was terminated immediately prior to consummation of the Company’s IPO, collectively the “Plans.” The 2019 Plan provides for the grant of incentive stock options, or ISOs, to employees and for the grant of nonqualified stock options, or NSOs, restricted stock, restricted stock units, stock appreciation rights, performance units and performance shares to employees, directors and consultants. A total of 2,317,000 shares of common stock were initially reserved for issuance pursuant to the 2019 Plan. In addition, the shares reserved for issuance under the 2019 Plan will also include shares reserved but not issued under the 2007 Stock Option Plan, plus any share awards granted under the 2007 Stock Option Plan that expire or terminate without having been exercised in full or that are forfeited or repurchased. In addition, the number of shares available for issuance under the 2019 Plan includes an annual increase on the first day of each fiscal year beginning fiscal 2020, equal to the lesser of (i) 3,000,000 shares; (ii) 4.0% of the outstanding shares of common stock as of the last day of the immediately preceding fiscal year; or (iii) an amount as determined by the Board of Directors. As of March 31, 2021, the Company has reserved 5,007,316 shares of common stock for issuance under the 2019 Plan.

A summary of the shares available for issuance under the 2019 Plan is as follows:

Number of Shares
Balances, December 31, 2020	1,790,687
Authorized	1,369,985
Granted / Awarded	(444,625)
Cancelled	22,235
Balances, March 31, 2021	2,738,282

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

Stock option activity under the Company’s Plans is set forth below:

	Options Outstanding
	Number of	Weighted Average	Weighted Average Remaining Contractual Term	Aggregate Intrinsic
	Shares	Exercise Price	(Years)	Value
Balances, December 31, 2020	4,237,828	$16.56	7.38	$197,407
Options granted	235,863	55.79
Options exercised	(163,151)	5.20
Options cancelled	(21,705)	44.34
Balances, March 31, 2021	4,288,835	$19.01	7.34	$139,668
Vested and exercisable at March 31, 2021	2,451,466	$9.71	6.47	$100,525
Vested and expected to vest at March 31, 2021	4,288,835	$19.01	7.34	$139,668

The aggregate intrinsic value of options exercised during the three months ended March 31, 2021 was $8,209,000. The aggregate intrinsic value was calculated as the difference between the exercise prices of the underlying options and the estimated fair value of the common stock on the date of exercise.

Silk Road Medical, Inc.

Notes to Condensed Financial Statements

(unaudited)

Restricted Stock Units

In March 2020, the Company began granting restricted stock units, or RSUs, under the 2019 Plan. RSUs generally vest over four years in annual equal increments. The fair value of RSUs is based on the Company’s closing stock price on the date of grant. A summary of RSUs activity for the three months ended March 31, 2021 is as follows:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Balances, December 31, 2020	68,396	$46.16
Awards granted	208,762	55.25
Awards vested	(25,490)	45.77
Awards canceled	(530)	55.30
Balances, March 31, 2021	251,138	$53.73
Expected to vest at March 31, 2021	251,138	$53.73

2019 Employee Stock Purchase Plan

In March 2019, the Company's Board of Directors adopted the 2019 Employee Stock Purchase Plan, or 2019 ESPP, under which eligible employees are permitted to purchase common stock at a discount through payroll deductions. A total of 434,000 shares of common stock were initially reserved for issuance and is increased on the first day of each fiscal year, beginning in 2020, by an amount equal to the lesser of (i) 1,200,000 shares (ii) 1.0% of the outstanding shares of common stock as of the last day of the immediately preceding fiscal year; or (iii) an amount as determined by the Board of Directors. As of March 31, 2021, the Company has reserved 1,089,048 shares of common stock for issuance under the 2019 ESPP. The price of the common stock purchased will be the lower of 85% of the fair market value of the common stock at the beginning of an offering period or at the end of a purchase period. The 2019 ESPP was effective upon adoption by the Company's Board of Directors but was not in use until the completion of the Company's IPO in April 2019. The 2019 ESPP is intended to qualify as an "employee stock purchase plan" within the meaning of Section 423 of the Internal Revenue Code of 1986, as amended.

As of March 31, 2021, 114,175 shares of common stock have been issued to employees participating in the 2019 ESPP and 974,873 shares were available for future issuance under the 2019 ESPP.

Stock-Based Compensation

The Company estimated the fair value of stock options using the Black–Scholes option pricing model. The fair value of employee and nonemployee stock options is being amortized on a straight–line basis over the requisite service period of the awards. The fair value of employee and nonemployee stock options was estimated using the following assumptions for the three months ended March 31, 2021 and 2020:

	Three Months Ended
	March 31,
	2021	2020
Expected term (in years)	5.25 - 6.25	6.25
Expected volatility	45.0% - 50.4%	43.0% - 45.4%
Risk-free interest rate	0.41% - 0.98%	0.49% - 1.41%
Dividend yield	—%	—%

Silk Road Medical, Inc.

Notes to Condensed Financial Statements

(unaudited)

The fair value of the shares to be issued under the Company’s 2019 ESPP was estimated using the Black-Scholes valuation model with the following assumptions for the three months ended March 31, 2021 and 2020:

	Three Months Ended
	March 31,
	2021	2020
Expected term (in years)	0.50	0.50
Expected volatility	46.9%	44.4%
Risk-free interest rate	0.10%	1.58%
Dividend yield	—%	—%

Total stock-based compensation expense relating to the Company's stock options, RSUs and 2019 ESPP during the three months ended March 31, 2021 and 2020 is as follows (in thousands):

	Three Months Ended
	March 31,
	2021	2020
Cost of goods sold	$158	$64
Research and development expenses	689	176
Selling, general and administrative expenses	2,686	1,053
	$3,533	$1,293

As of March 31, 2021, there was total unrecognized compensation costs of $23,548,000 related to stock options expected to be recognized over a period of approximately 3.06 years, a total of $12,908,000 of unrecognized compensation costs related to unvested RSUs expected to be recognized over a period of approximately 3.79 years and $104,000 of unrecognized compensation costs related to the ESPP, which the Company will recognize over 0.14 years.

10.    401(k) Plan

The Company has a qualified retirement plan under section 401(k) of the Internal Revenue Code (“IRC”) under which participants may contribute up to 90% of their eligible compensation, subject to maximum deferral limits specified by the IRC. Beginning in January 2020, the Company started matching employees' contributions to the 401(k) plan at 50% of the first 5% of compensation deferred to the 401(k) plan. The Company's matching contributions was $366,000 and $293,000 for the three months ended March 31, 2021 and 2020, respectively.

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

Prior to our initial public offering in April 2019, our primary sources of capital were private placements of convertible preferred stock, debt financing arrangements and revenue from sales of our products. As of March 31, 2021, we had cash and cash equivalents of $94.6 million, investments of $41.5 million, long-term debt of $48.6 million and an accumulated deficit of $249.6 million.

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

COVID-19 Pandemic

The global COVID-19 pandemic presents significant risks to us and has had, and continues to have impacts on our business, operations, and financial results and condition, directly and indirectly, including, without limitation, impacts on: the health of our management and employees; our manufacturing, distribution, marketing and sales operations; our research and development activities, including clinical activities; and customer and patient behaviors. The COVID-19 outbreak has negatively impacted, and may continue to negatively impact our operations and revenue and overall financial condition by significantly decreasing the number of TCAR procedures performed. The pandemic has also reduced our expectations for the growth rate in the number of TCAR procedures to be performed in the future. The number of TCAR procedures performed, similar to other surgical procedures, has significantly decreased as many health care organizations globally have prioritized the treatment of patients with COVID-19. These measures and challenges will likely continue for the duration of the pandemic, which is uncertain, and will significantly reduce our expected revenue while the pandemic continues. As well, due to presumed fear and anxiety, some patients are not accessing routine or emergency health care which may impact our expected procedures and revenue.

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

The ultimate extent of the impact of the COVID-19 pandemic on us remains highly uncertain and will depend on future developments and factors that continue to evolve, including the ability of various regions to effectively manage COVID-19, the extent of the continuing resurgence of COVID-19, the efficacy and extent of distribution of vaccines, and the impact of mutations of COVID-19. Most of these developments and factors are outside of our control and could exist for an extended period of time even after the pandemic might end.

Components of our Results of Operations

Revenue

We currently derive all of our revenue from the sale of our portfolio of TCAR products to hospitals and medical centers in the United States. Each of our products is purchased individually, and the majority of our revenue is derived from sales of the ENROUTE NPS and ENROUTE stent. No single customer accounted for 10% or more of our revenue during the three months ended March 31, 2021 and 2020. We expect revenue to increase in absolute dollars as we expand our sales territories and trained physician base, add new accounts and as existing physicians perform more TCAR procedures. However, we anticipate the COVID-19 pandemic will continue to impact revenue over the short term as we experience regional variability and procedure slowdowns due to the resurgence of COVID-19 cases and related restrictions on elective surgical procedures.

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

Selling, General and Administrative Expenses

Selling, general and administrative, or SG&A, expenses consist primarily of compensation for personnel, including stock-based compensation, related to selling and marketing functions, physician education programs, commercial operations and analytics, reimbursement, finance, information technology and human resource functions. Other SG&A expenses include sales commissions, training, travel expenses, promotional activities, marketing initiatives, market research and analysis, conferences and trade shows, professional services fees (including legal, audit and tax fees), insurance costs, general corporate expenses and allocated facilities-related expenses. We expect SG&A expenses to continue to increase in absolute dollars as we expand our infrastructure to both drive and support anticipated growth in revenue and due to additional legal, accounting, insurance and other expenses associated with being a public company. In addition, we will continue exploring sales and marketing expansion opportunities in international geographies.

We expect the COVID-19 pandemic to continue to modulate our SG&A expenses over the short term primarily as a result of the reduction in employee and physician travel, tradeshow and other expenses. The outbreak and persistence of COVID-19 in international markets that we have targeted for our international expansion may also delay preparation for and launch of such expansion efforts.

Interest Income (Expense), net

Interest income (expense), net consists primarily of cash interest incurred on our outstanding indebtedness and non-cash interest related to the amortization of debt discount and issuance costs associated with our debt agreements. Our interest expense was partially offset by interest income earned on our investments. We expect our interest expense to decline due to the refinancing of our debt obligations in October 2020 and the associated decrease in interest rate.

Results of Operations:

	Three Months Ended
	March 31,
(in thousands)	2021	2020
Revenue	$22,053	$18,933
Costs of goods sold	5,538	5,250
Gross profit	16,515	13,683
Operating expenses:
Research and development	5,484	3,131
Selling, general and administrative	21,194	19,692
Total operating expenses	26,678	22,823
Loss from operations	(10,163)	(9,140)
Interest income (expense), net	(528)	(798)
Other income (expense), net	(3)	(3)
Net loss	$(10,694)	$(9,941)

Comparison of Three Months Ended March 31, 2021 and 2020

Revenue. Revenue increased $3.1 million, or 16%, to $22.1 million during the three months ended March 31, 2021, compared to the three months ended March 31, 2020. The increase in revenue was attributable to an increase in the number of products sold as we expanded our sales territories, increased the number of new accounts, trained more physicians in TCAR and as physicians performed more TCAR procedures as compared to the prior period. Although revenue increased during the three months ended March 31, 2021 as compared with the prior period, we believe the COVID-19 pandemic continues to negatively impact revenue as we experience regional variability and procedure slowdowns due to the resurgence of COVID-19 cases and related restrictions on elective surgical procedures.

Cost of Goods Sold and Gross Margin. Cost of goods sold increased $0.3 million, or 5%, to $5.5 million during the three months ended March 31, 2021, compared to the three months ended March 31, 2020. This increase was attributable to the increase in the number of products sold. Gross margin for the three months ended March 31, 2021 increased to 75%, compared to 72% in the three months ended March 31, 2020. The increases in our gross margin was primarily due to lower fixed costs per unit from increased production volume in comparison with prior period. Gross margin in the three months ended March 31, 2020, was impacted by unfavorable production variances as a result of temporarily idled manufacturing operations due to COVID-19.

Research and Development Expenses. R&D expenses increased $2.4 million, or 75%, to $5.5 million during the three months ended March 31, 2021, compared to $3.1 million during the three months ended March 31, 2020. The increase in R&D expenses was primarily attributable to an increase of $1.2 million in personnel-related expenses, including stock-based compensation, as a result of increased headcount, an increase of $0.5 million in product development materials and costs, an increase of $0.4 million in outside services, an increase of $0.4 million in clinical and regulatory expense, partially offset by a decrease in travel of $0.1 million.

Selling, General and Administrative Expenses. SG&A expenses increased $1.5 million, or 8%, to $21.2 million during the three months ended March 31, 2021, compared to $19.7 million during the three months ended March 31, 2020. The increase in SG&A costs was due to the continued commercialization of our products, marketing efforts and general corporate and other costs associated with operating as a public company. During the current quarter our SG&A expense growth was partially offset by the continued reduction in travel, tradeshow and other expenses resulting from the COVID-19 pandemic. The change in SG&A expenses is primarily attributable to an increase of $2.1 million in payroll and personnel-related expenses, an increase of $0.2 million in insurance costs, partially offset by a decrease of $0.8 million in physician training and travel related costs. Personnel-related expenses included stock-based compensation expense of $2.7 million and $1.1 million for the three months ended March 31, 2021 and 2020, respectively.

Interest Income (Expense), Net. Interest income (expense), net decreased $0.3 million, or 34%, to an expense of $0.5 million during the three months ended March 31, 2021, compared to an expense of $0.8 million during the three months ended March 31, 2020. This decrease in net interest expense was attributable to the decrease in interest rate as a result of the refinancing of our debt obligations in October 2020, partially offset by a decrease in interest income due to lower interest rates during the three months ended March 31, 2021 as compared with the prior period.

Other Income (Expense), Net. There were no significant changes within other income (expense), net during the three months ended March 31, 2021, compared to the three months ended March 31, 2020.

Liquidity and Capital Resources

As of March 31, 2021, we had cash and cash equivalents of $94.6 million, investments of $41.5 million, an accumulated deficit of $249.6 million and $48.6 million outstanding under our Loan Agreement, net of issuance costs.

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

We believe that our cash and cash equivalents and available-for-sale investments as of March 31, 2021, together with our expected revenue will be sufficient to meet our capital requirements and fund our operations for at least the next 12 months.

Cash Flows

The following table summarizes our cash flows for each of the periods presented below:

	Three Months Ended
	March 31,
(in thousands)	2021	2020
Net cash (used in) provided by:
Operating activities	$(11,972)	$(11,795)
Investing activities	36,233	(108)
Financing activities	848	274
Net increase (decrease) in cash, cash equivalents and restricted cash	$25,109	$(11,629)

Net Cash Used in Operating Activities

Net cash used in operating activities for the three months ended March 31, 2021 was $12.0 million, consisting primarily of a net loss of $10.7 million and an increase in net operating assets of $3.5 million, partially offset by non-cash charges of $2.2 million. The increase in net operating assets was primarily due to increases in accounts receivable and inventories to support the growth of our operations and a decrease in accrued liabilities, partially offset by decreases in prepaid expenses and other current assets and increases in accounts payable, due to timing of payments and the growth of our operations. The non-cash charges primarily consisted of stock-based compensation, depreciation and amortization, amortization of premiums on investments and provision for excess and obsolete inventories.

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

Net Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities in the three months ended March 31, 2021 was $36.2 million. Cash provided by investing reflected maturities of investments of $36.3 million offset by purchases of property and equipment of $0.1 million.

Net cash used in investing activities in the three months ended March 31, 2020 was $0.1 million. Cash used in investing reflected purchases of purchases of property and equipment of $0.1 million partially offset by net proceeds from maturity of investments of $26,000 in the three months ended March 31, 2020.

Net Cash Provided by Financing Activities

Net cash provided by financing activities in the three months ended March 31, 2021 was $0.8 million consisting of proceeds from stock option exercises.

Net cash provided by financing activities in the three months ended March 31, 2020 was $0.3 million consisting of proceeds from stock option exercises.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements, such as structured finance, special purpose entities, or variable interest entities.

Contractual Obligations and Commitments

As of March 31, 2021, our principal obligations consist of the operating lease for our facility, our Loan Agreement with Stifel Bank and non-cancellable inventory purchase commitments. The non-cancellable purchase commitments primarily consist of ENROUTE stents and other inventory components.

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

Our obligations under the Loan Agreement are secured by substantially all of our assets. The Loan Agreement requires that we maintain unrestricted cash and cash equivalents with Stifel Bank or at Stifel Bank Affiliates of at least $20.0 million. In addition, for any fiscal quarter where our unrestricted cash and cash equivalents maintained with Stifel Bank or at a Stifel Bank Affiliates are less than $60.0 million for any day during such fiscal quarter, we must comply with a minimum revenue covenant. Additionally, the Loan Agreement contains customary affirmative and negative covenants, including covenants limiting our ability and the ability of our subsidiaries to, among other things, dispose of assets, effect certain mergers, incur debt, grant liens, pay dividends and distributions on capital stock, make investments and acquisitions, and enter into transactions with affiliates, in each case subject to customary exceptions for a loan facility of this size and type.

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

There have been no other material changes to our contractual obligations from those described in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 1, 2021.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and assumptions for the reported amounts of assets, liabilities, revenue, expenses and related disclosures. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and any such differences may be material. There have been no significant and material changes in our critical accounting policies during the three months ended March 31, 2021, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Conditions and Results of Operations - Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 1, 2021.

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

Interest Rate Risk

We had cash, cash equivalents and investments of $136.1 million as of March 31, 2021 which consisted of bank deposits, money market funds, U.S. government securities, corporate bonds/notes and commercial paper. The primary objectives of our investment activities are the preservation of capital and support of our liquidity requirements. Our investments are exposed to market risk due to fluctuations in interest rates, which may affect our income and the fair market value of our investments.

We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. A hypothetical 10% change in interest rates would not have a material impact on the value of our cash and cash equivalents or our investments as of March 31, 2021.

Credit Risk

As of March 31, 2021 and December 31, 2020, our cash and cash equivalents were maintained with three and two financial institutions, respectively, in the United States, and our current deposits are likely in excess of insured limits. We have reviewed the financial statements of these institutions and believe each to have sufficient assets and liquidity to conduct its operations in the ordinary course of business with little or no credit risk to us. Our cash equivalents and investments are invested in highly rated money market funds, U.S. treasury bills, U.S. government securities, corporate bonds/notes, asset-backed securities and commercial paper.

Our accounts receivable primarily relate to revenue from the sale of our products to hospitals and medical centers in the United States. No customer represented 10% or more of our accounts receivable as of March 31, 2021 or December 31, 2020.

Foreign Currency Risk

Our business is primarily conducted in U.S. dollars. Any transactions that may be conducted in foreign currencies are not expected to have a material effect on our results of operations, financial position or cash flows.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President and Chief Executive Officer and our Chief Financial Officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) prior to the filing of this quarterly report. Based on that evaluation, our President and Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

•We rely on Cordis Corporation, a Cardinal Health Company, or Cordis, to supply the ENROUTE stent, and if Cordis fails to supply the ENROUTE stent in sufficient quantities or at all, it will have a material adverse effect on our business, financial condition and results of operations.

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

We have incurred net losses since our inception in March 2007. For the three months ended March 31, 2021 and 2020, we had a net loss of $10.7 million, and $9.9 million, respectively, and we expect to continue to incur additional losses in the future. As of March 31, 2021, we had an accumulated deficit of $249.6 million. To date, we have financed our operations primarily through equity and debt financings and from sales of our portfolio of TCAR products that enable transcarotid artery revascularization, or TCAR. The losses and accumulated deficit have primarily been due to the substantial investments we have made to develop our products, as well as for costs related to general research and development, including clinical and regulatory initiatives to obtain marketing approval, sales and marketing efforts and infrastructure improvements.

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

As physicians are influenced by guidelines issued by physician organizations, such as the Society for Vascular Surgery, the rate of adoption of TCAR and sales of our products that facilitate the procedure are also heavily influenced by medical society recommendations. We believe the Society for Vascular Surgery’s Clinical Practice Guidelines, or SVS Guidelines, are of particular importance to the broader market acceptance of TCAR. The most current SVS Guidelines on the management of carotid artery disease, which were last published in 2011, do not specifically mention TCAR as a treatment for carotid artery disease, but generally discuss CAS and embolic protection methods, including flow reversal. The proposed updated SVS Guidelines on the management of carotid artery disease were publicly available for comment through February 24, 2021. If the next version of the SVS Guidelines do not recommend TCAR, or if the Society for Vascular Surgery issues a negative or limited statement regarding TCAR, physicians may not adopt or continue to use TCAR or our products at the same rate or at all, which would have a material adverse effect on our business, financial condition and results of operations. Additionally, if key opinion leaders who currently support TCAR cease to recommend TCAR or our products, our business, financial condition and results of operations will be adversely affected.

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

The spread of COVID-19 and its variants, or COVID-19, in the United States has continued to result in travel restrictions impacting our sales professionals and therapy development specialists who support them. However, our field-based team continues to be available to support TCAR procedures, either in person or virtually. Members of our field team may, however, choose not to enter hospitals due to preexisting conditions, personal choice, or on doctors’ orders or may be unable to enter hospitals due to hospital policy. In addition, hospitals may reduce staffing and postpone certain procedures in response to COVID-19 or divert resources to treat those patients with COVID-19. Some hospitals have also restricted or limited access for non-patients, including our sales professionals and therapy development specialists, which has negatively impacted our access to physicians and their patients. Our business and operations may be impacted by competition for operating room and hybrid operating rooms within hospitals that have dedicated certain resources only to COVID-19 patients. As hospitals cancel and defer elective surgeries, it reduces their revenue and impacts their financial results, which could result in pricing pressure on our products as they seek cost savings. Prolonged restrictions relating to COVID-19 could adversely affect our procedures and the revenue we derive as a result. Additionally, some hospitals may have cash flow problems or cease doing business due to the impact of COVID-19 on their operations, which could reduce the number of hospitals where TCAR is performed and adversely affect our ability to collect amounts due to us and our revenue as a result.

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

Governmental mandates related to COVID-19 or other infectious diseases have impacted, and we expect them to continue to impact, our personnel and personnel at third-party manufacturing facilities in the United States and other countries, and the availability or cost of materials, which would disrupt our supply chain and/or reduce our margins. While we have continued to operate with remote employees and essential employees on site, an extended implementation of this governmental mandate could impact our ability to operate effectively and conduct ongoing manufacturing or research and development activities. However, we are considered an essential business under applicable state rules and our manufacturing operations are ongoing. We have necessary components and raw materials on hand and appropriate distancing policies and protocols established to continue manufacturing and other operations.

While we expect the COVID-19 pandemic to continue to impact our business over the short term as some procedures are temporarily deferred or cancelled altogether, we took swift and proactive measures to minimize business disruptions and preserve financial flexibility by raising additional capital and refinancing our debt in 2020. In assessing our own cash conservation options, we undertook preemptive steps to curtail spending and reduce non-essential sales, general, and administrative expenses. If key personnel or large groups of our employees contract the virus, that may also impact our business and operations. In the meantime, we have taken steps to provide for our employees, including providing the ability for employees to work remotely and implementing strategies to support appropriate social distancing techniques for onsite employees. We are also assessing our business continuity plans in the context of this pandemic.

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

We are a party to a license agreement with Cordis, under which Cordis has granted us a worldwide, non-exclusive, royalty-bearing license to certain of its intellectual property related to the PRECISE® carotid stent for transcervical treatment of carotid artery disease with an intravascular stent for certain applications for accessing blood vessels through the neck and cervical area. Cardinal Health has recently announced plans to divest Cordis to private equity firm Hellman & Friedman LLC. This license agreement imposes, and we expect that any future license agreements will impose, certain diligence, royalty, and other obligations on us. If we fail to comply with these obligations, our licensors, including Cardinal

Health, may have the right to reduce the scope of our rights or terminate these agreements, in which event we may not be able to develop and market any product that is covered by these agreements. Termination of this license for failure to comply with such obligations or for other reasons, or reduction or elimination of our licensed rights under it or any other license, may result in our having to negotiate new or reinstated licenses on less favorable terms or our not having sufficient intellectual property rights to operate our business or cause us to enter into a new license for a different stent. The occurrence of such events could materially harm our business and financial condition.

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

We rely on Cordis to manufacture the ENROUTE stent pursuant to a supply agreement between us and Cordis Corporation. We strive to maintain an inventory of several months’ worth of ENROUTE stents to guard against potential shortfalls in supply, and we estimate that it would take one to two years to find an alternative supplier for our ENROUTE stent and multiple years to identify and seek approval for another stent, and in each case qualify it for use with our other products. In addition, Cordis currently manufactures the ENROUTE stent at a facility in Juarez, Mexico. This facility has previously and in the future could become subject to a COVID-19 outbreak which would cause Cordis to temporarily shut down manufacturing operations, which would in turn present risk to the ongoing supply of our stents used in TCAR procedures. The current political and trade relationship between the United States and Mexico is strained due to the prior administration and could deteriorate further. If Cordis's ability to manufacture the ENROUTE stent is interrupted as a result, or if Cordis experiences a product recall or breaches its supply agreement with us, we may not have a sufficient number of stents for delivery to support TCAR procedures. Any shortfall in the supply of ENROUTE stents may result in lower adoption rates for TCAR, fewer TCAR procedures being performed generally, and a material adverse effect on our business, financial condition and results of operations.

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

Although we require our third-party suppliers to supply us with components that meet our specifications and comply with applicable provisions of the QSR and other applicable legal and regulatory requirements in our agreements and contracts, and we perform incoming inspection, testing or other acceptance activities to ensure the components meet our requirements, there is a risk that our suppliers will not always act consistent with our best interests, and may not always supply components that meet our requirements or supply components in a timely manner. For example, in the first quarter of 2021, we announced the voluntary recall of certain lots of our ENROUTE Transcarotid Stent System, manufactured by one of our third-party suppliers, Cordis. Our decision to recall these lots was based on complaints we received about tips detaching from the stent delivery system as well as internal testing that we conducted. We have determined the root cause of the detachment was a single operator at Cordis, who, over a specific timeframe, produced lots in which a small number of units were not reliably manufactured to specification. Recalls like this one could cause the supply of our TCAR products to customers to be interrupted, us to incur additional expenses, have to purchase replacement products, negative publicity or damage to our reputation, any of which could cause our results of operations to be adversely impacted.

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

The ENROUTE stent is not currently indicated for use in standard surgical risk patients. To access a larger portion of the market for carotid artery disease, we have filed for and will need to obtain approval by the FDA for a label expansion of the ENROUTE stent in standard surgical risk patients and obtain corresponding reimbursement coverage expansion for TCAR. FDA approval of an ENROUTE stent label expansion may require additional data from clinical studies or registries, which we are pursuing. However, there are no guarantees that we will be able to obtain such clinical study or registry data or FDA approval of a label expansion for the ENROUTE stent, or that any label expansion or additional reimbursement coverage will be sufficient to adequately access the standard risk portion of the market for carotid artery disease patients. If we are unable to obtain labeling and reimbursement coverage expansion, it may have a material adverse effect on our business, financial condition and results of operations.

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

Due to our recent growth in our business, we are actively searching for additional space to provide offices and facilities for the employees we expect to hire. We have supplemented our distribution operations with third-party logistics and warehousing services in another part of the country and are considering additional leased facilities inside and outside of the San Francisco Bay area and in the Minneapolis, Minnesota area, where we recently opened a satellite office. There is competition for office, shipping and warehousing space in the San Francisco Bay area and elsewhere and we can provide no assurance that we will find additional space or that such space will be on reasonable terms. If we are unable to obtain additional space or support on commercially reasonable terms our costs may go up or our business operations may be adversely affected.

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

As of March 31, 2021, we had an aggregate of approximately $49.0 million in principal outstanding under our Loan Agreement with Stifel Bank. We must make significant interest-only monthly payments under the Loan Agreement, which has diverted and will continue to divert resources from other activities. Our obligations under the Loan Agreement are collateralized by substantially all of our assets, excluding intellectual property, and we are subject to customary affirmative and negative covenants, including covenants limiting our ability and the ability of our subsidiaries to, among other things, dispose of assets, effect certain mergers, incur debt, grant liens, pay dividends and distributions on capital stock, make investments and acquisitions, and enter into transactions with affiliates, in each case subject to customary exceptions for a loan facility of this size and type. The covenants related to the Loan Agreement, as well as any future financing agreements into which we may enter, may restrict our ability to finance our operations and engage in, expand or otherwise pursue our business activities and strategies. While we have not previously breached and are not currently in breach of these or any other covenants contained in our Loan Agreement, there can be no guarantee that we will not breach these covenants in the future. Our ability to comply with these covenants may be affected by events beyond our control, and future breaches of any of these covenants could result in a default under the Loan Agreement. If not waived, future defaults could cause all of the outstanding indebtedness under the Loan Agreement to become immediately due and payable, termination of commitments to extend further credit, a 5% increase in the applicable rate of interest and the exercise by the lender of other rights and remedies provided for under the Loan Agreement. If we do not have or are unable to generate sufficient cash available to repay our debt obligations when they become due and payable, either upon maturity or in the event of a default, our assets could be foreclosed upon and we may not be able to obtain additional debt or equity financing on favorable terms, if at all, which may negatively impact our ability to operate and continue our business as a going concern.

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

Before a new medical device, including our recently FDA approved IDE for our feasibility study in acute ischemic stroke, Neuroprotection in Transcarotid Embolectomy (NITE-1), or a new intended use for an existing product, can be marketed in the United States, a company must first submit and receive either 510(k) clearance pursuant to Section 510(k) of the Food, Drug and Cosmetic Act, or the FDCA, or approval of a premarket approval, or PMA, application from the FDA, unless an exemption applies.

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

In addition, we are required to investigate all product complaints we receive, and timely file reports with the FDA, including MDRs that require that we report to regulatory authorities if our products may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction were to recur.  If these reports are not submitted in a timely manner, regulators may impose sanctions and we may be subject to product liability or regulatory enforcement actions, including warning letters, untitled letters, fines, civil penalties, recalls, seizures, operating restrictions, denial of requests for 510(k) clearance or premarket approval of new products, new intended uses or modifications to existing products, withdrawal of current 510(k) clearances or premarket approvals and narrowing of approved or cleared product labeling, all of which could harm our business.  In addition, the FDA may provide notice of and conduct additional inspections, such as “for cause” inspections, of our business, sites and facilities as part of its review process. As of April 30, 2021, we had filed 315 MDR reports with the FDA for adverse events and device malfunctions including, but not limited to, stroke, arterial dissection, tip detachment, stent thrombosis and wound complications.

If we initiate a correction or removal action for our products to reduce a significant risk to health posed by our products, we would be required to submit a publicly available correction and removal report to the FDA and, in many cases, similar reports to other regulatory agencies. This report could be classified by the FDA as a device recall which could lead to an additional inspection by, or increased scrutiny from, the FDA, other international regulatory agencies and our customers regarding the quality and safety of our products. Furthermore, the submission of these reports could be used by competitors against us and cause physicians to delay or cancel prescriptions, which could harm our reputation. For example, in the first quarter of 2021, we announced the voluntary recall of certain lots of our ENROUTE Transcarotid Stent System, manufactured by one of our third-party suppliers, Cordis. Our decision to recall these lots was based on complaints we received about tips detaching from the stent delivery system as well as internal testing that we conducted. We have determined that the root cause of the detachment was a single operator at Cordis, who, over a specific timeframe, produced lots in which a small number of units were not reliably manufactured to specification. Recalls like this one could cause the supply of our TCAR products to customers to be interrupted, us to incur additional expenses, negative publicity or damage to our reputation, any of which could cause our results of operations to be adversely impacted.

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

With the transition from the MDD to the new European Union Medical Device Regulation, or MDR, notified bodies are required to seek designation to operate as conformity assessment authorities under the new law, which was effective in May 2021. BSI, our notified body, successfully obtained designation to operate as conformity assessment authorities under the new law.

The impact of the new EU Medical Device Regulation may be costly and disruptive to our business.

The European Union has released regulations to ensure patient safety with the use of pharmaceuticals, medical devices and in-vitro diagnostics that were effective starting in May 2021. The new regulations replace predecessor directives and emphasize a global convergence of regulations. Major changes include:

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

•Reduction of adverse event reporting time from 30 to 15 days after the event; and

•More power to notified bodies.

Compliance with these new regulations may result in Europe being less attractive as a “first market” destination. Marketing authorization timelines will become more protracted and the costs of operating in Europe will increase. A significantly more costly path to regulatory compliance is anticipated. Adjusting to the new Medical Device Regulation may prove to be costly and disruptive to our business.

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

		S-1	333-233044	10.10	8/6/2019
10.11**	Lease Agreement by and between the registrant and Hanover Properties Ltd., dated November 30, 2017.	S-1	333-230045	10.11	3/4/2019
10.12**	Director Offer Letter for Donald Zurbay dated as of February 6, 2018.	S-1/A	333-230045	10.13	3/25/2019
10.13+**	Confirmatory Employment Letter between the registrant and Erica Rogers, dated as of March 21, 2019.	S-1/A	333-230045	10.14	3/25/2019
10.14+**	Confirmatory Employment Letter between the registrant and Lucas Buchanan, dated as of March 21, 2019.	S-1/A	333-230045	10.15	3/25/2019
10.15+**	Confirmatory Employment Letter between the registrant and Richard Ruedy, dated as of March 21, 2019.	S-1/A	333-230045	10.16	3/25/2019
10.16+**	Confirmatory Employment Letter between the registrant and Andrew Davis, dated as of March 21, 2019.	S-1/A	333-230045	10.17	3/25/2019
10.17+**	Change in Control and Severance Agreement between the registrant and Erica Rogers, dated as of March 21, 2019.	S-1/A	333-230045	10.18	3/25/2019
10.18+**	Change in Control and Severance Agreement between the registrant and Lucas Buchanan, dated as of March 21, 2019.	S-1/A	333-230045	10.19	3/25/2019
10.19+**	Change in Control and Severance Agreement between the registrant and Richard Ruedy, dated as of March 21, 2019.	S-1/A	333-230045	10.20	3/25/2019
10.20+**	Change in Control and Severance Agreement between the registrant and Andrew Davis, dated as of March 21, 2019.	S-1/A	333-230045	10.21	3/25/2019
10.21**	Loan and Security Agreement, dated as of October 29, 2020, by and between Silk Road Medical, Inc. and Stifel Bank.	8-K/A	333-230045	10.1	11/4/2020
10.22*†	First Amendment to Loan and Security Agreement dated as of January 15, 2021, by and between Silk Road Medical, Inc. and Stifel Bank.				*

31.1*	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*Filed herewith.

**Previously filed.

+Indicates management contract or compensatory plan.

†Portions of this exhibit have been omitted pursuant to Rule 601(b)(10) of Regulation S-K.

#Portions of the exhibit have been omitted pursuant to a request for confidential treatment. The omitted information has been filed separately with the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

SILK ROAD MEDICAL, INC.

May 10, 2021	By:	/s/ Erica J. Rogers
Erica J. Rogers
President, Chief Executive Officer and Director (principal executive officer)

May 10, 2021	By:	/s/ Lucas W. Buchanan
Lucas W. Buchanan
Chief Financial Officer and Chief Operating Officer (principal financial officer and principal accounting officer)