Form 10-Q
period 2021-06-30
Silk Road Medical Inc
filed 2021-08-06
CIK 1397702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________________

FORM 10-Q

REGISTRATION STATEMENT

Under

The Securities Act of 1933

______________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of July 31, 2021, the number of outstanding shares of the registrant's common stock, par value $0.001 per share, was 34,683,795.

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

Part I. Financial Information

Item 1: Unaudited Condensed Financial Statements

Silk Road Medical, Inc.

Condensed Balance Sheets

(unaudited)

(in thousands, except share and per share data)	June 30,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$101,849	$69,466
Short-term investments	26,293	78,016
Accounts receivable, net	11,747	9,070
Inventories	12,771	9,989
Prepaid expenses and other current assets	5,877	6,787
Total current assets	158,537	173,328
Property and equipment, net	3,428	2,844
Restricted cash	310	310
Other non-current assets	5,931	2,832
Total assets	$168,206	$179,314
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,958	$2,598
Accrued liabilities	14,705	16,957
Total current liabilities	16,663	19,555
Long-term debt	48,614	48,533
Other liabilities	6,791	3,726
Total liabilities	72,068	71,814
Commitments and contingencies (Note 7)
Stockholders' equity:
Preferred stock, $0.001 par value
Shares authorized: 5,000,000 at June 30, 2021 and December 31, 2020
Shares issued and outstanding: none at June 30, 2021 and December 31, 2020
Common stock, $0.001 par value	—	—
Shares authorized: 100,000,000 at June 30, 2021 and December 31, 2020
Shares issued and outstanding: 34,623,409 and 34,249,649 at June 30, 2021 and December 31, 2020, respectively	35	34
Additional paid-in capital	356,224	346,318
Accumulated other comprehensive income	3	39
Accumulated deficit	(260,124)	(238,891)
Total stockholders' equity	96,138	107,500
Total liabilities and stockholders' equity	$168,206	$179,314

The accompanying notes are an integral part of these condensed financial statements.

Silk Road Medical, Inc.

Condensed Statements of Operations and Comprehensive Loss

(unaudited)

(in thousands, except share and per share data)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenue	$26,456	$15,094	$48,509	$34,027
Cost of goods sold	6,598	5,336	12,137	10,586
Gross profit	19,858	9,758	36,372	23,441
Operating expenses:
Research and development	7,261	3,393	12,744	6,522
Selling, general and administrative	22,549	15,758	43,743	35,450
Total operating expenses	29,810	19,151	56,487	41,972
Loss from operations	(9,952)	(9,393)	(20,115)	(18,531)
Interest income	47	299	142	702
Interest expense	(628)	(1,203)	(1,250)	(2,406)
Other income (expense), net	(6)	(56)	(10)	(59)
Net loss	(10,539)	(10,353)	(21,233)	(20,294)
Other comprehensive loss:
Unrealized gain (loss) on investments, net	(3)	(126)	(36)	314
Net change in other comprehensive loss	(3)	(126)	(36)	314
Net loss and comprehensive loss	$(10,542)	$(10,479)	$(21,269)	$(19,980)
Net loss per share, basic and diluted	$(0.31)	$(0.32)	$(0.62)	$(0.63)
Weighted average common shares used to compute net loss per share, basic and diluted	34,534,099	32,682,360	34,435,812	32,010,335

The accompanying notes are an integral part of these condensed financial statements.

Silk Road Medical, Inc.

Condensed Statements of Stockholders' Equity

(unaudited)

(in thousands, except share data)	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total
Balances at December 31, 2020	34,249,649	$34	$346,318	$(238,891)	$39	$107,500
Exercise of stock options	163,151	—	848	—	—	848
Issuance of common stock upon release of restricted stock units	25,490	—	—	—	—	—
Stock-based compensation	—	—	3,533	—	—	3,533
Net loss	—	—	—	(10,694)	—	(10,694)
Unrealized loss on investments, net	—	—	—	—	(33)	(33)
Balances at March 31, 2021	34,438,290	34	350,699	(249,585)	6	101,154
Exercise of stock options	155,443	1	1,030	—	—	1,031
Issuance of common stock upon release of restricted stock units	2,792	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	26,884	—	1,086	—	—	1,086
Stock-based compensation	—	—	3,409	—	—	3,409
Net loss	—	—	—	(10,539)	—	(10,539)
Unrealized loss on investments, net	—	—	—	—	(3)	(3)
Balances at June 30, 2021	34,623,409	$35	$356,224	$(260,124)	$3	$96,138

(in thousands, except share data)	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total
Balances at December 31, 2019	31,255,267	$31	$263,384	$(191,526)	$2	$71,891
Exercise of stock options	140,370	—	274	—	—	274
Stock-based compensation	—	—	1,293	—	—	1,293
Net loss	—	—	—	(9,941)	—	(9,941)
Unrealized gains on investments, net	—	—	—	—	440	440
Balances at March 31, 2020	31,395,637	31	264,951	(201,467)	442	63,957
Issuance of common stock in connection with public offering, net of underwriting discount, commissions and offering costs of $4,457	1,923,076	2	70,541	—	—	70,543
Exercise of stock options	265,467	1	603	—	—	604
Issuance of common stock under employee stock purchase plan	25,919	—	801	—	—	801
Stock-based compensation	—	—	1,654	—	—	1,654
Net loss	—	—	—	(10,353)	—	(10,353)
Unrealized loss on investments, net	—	—	—	—	(126)	(126)
Balances at June 30, 2020	33,610,099	$34	$338,550	$(211,820)	$316	$127,080

The accompanying notes are an integral part of these condensed financial statements.

Silk Road Medical, Inc.

Condensed Statements of Cash Flows

(unaudited)

(in thousands)	Six Months Ended
	June 30,
	2021	2020
Cash flows from operating activities
Net loss	$(21,233)	$(20,294)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	482	368
Stock-based compensation expense	6,942	2,947
Amortization of premiums on investments, net	387	57
Amortization of debt discount and debt issuance costs	80	23
Amortization of right-of-use asset	373	295
Non-cash interest expense	(7)	167
Loss on disposal of property and equipment	—	51
Change in provision for doubtful accounts receivable	—	(9)
Provision for excess and obsolete inventories	50	105
Changes in assets and liabilities:
Accounts receivable	(2,677)	857
Inventories	(456)	(1,404)
Prepaid expenses and other current assets	(3,227)	(986)
Other assets	(74)	117
Accounts payable	(833)	262
Accrued liabilities	(482)	(5,925)
Other liabilities	(333)	(7)
Net cash used in operating activities	(21,008)	(23,376)
Cash flows from investing activities
Purchases of property and equipment	(874)	(479)
Purchases of investments	—	(23,606)
Proceeds from maturity of investments	51,300	9,180
Net cash provided by (used in) investing activities	50,426	(14,905)
Cash flows from financing activities
Proceeds from public offerings, net of underwriting discount, commissions and offering costs paid	—	70,863
Proceeds from issuance of common stock	2,965	1,679
Net cash provided by financing activities	2,965	72,542
Net change in cash, cash equivalents and restricted cash	32,383	34,261
Cash, cash equivalents and restricted cash, beginning of period	69,776	39,491
Cash, cash equivalents and restricted cash, end of period	$102,159	$73,752
Supplemental disclosure of cash flow information
Cash paid for interest	$1,177	$2,216
Noncash investing and financing activities:
Accounts payable and accrued liabilities for purchases of property and equipment	$283	$100
Offering costs in accrued liabilities	—	320
Right-of-use asset obtained in exchange for lease obligation	$3,398	$—

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

Public Offering

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

2.    Summary of Significant Accounting Policies

Basis of Preparation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, or U.S. GAAP, and applicable rules and regulations of the Securities and Exchange Commission, or SEC, regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP have been condensed or omitted, and accordingly the balance sheet as of December 31, 2020, and related disclosures, have been derived from the audited financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements. These unaudited condensed financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for the fair statement of the Company’s condensed financial information. The results of operations for the three and six months ended June 30, 202 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any other interim period or for any other future year.

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

Silk Road Medical, Inc.

Notes to Condensed Financial Statements

(unaudited)

Due to the coronavirus (“COVID-19”) pandemic, there has been continued uncertainty and disruption in the global economy and financial markets. While some of the uncertainties began to lift throughout the first half of 2021, new virus variants, and increased infection rates during this period make the current COVID-related environment highly volatile and uncertain. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of June 30, 2021. The Company has also considered information available to it as of the date of issuance of these financial statements and is not aware of any specific events or circumstances that would require an update to its estimates or judgments, or a revision to the carrying value of its assets or liabilities. These estimates may change as new events occur and additional information becomes available. Actual results could differ materially from these estimates.

Fair Value of Financial Instruments

The Company has evaluated the estimated fair value of its financial instruments as of June 30, 2021 and December 31, 2020. The carrying amounts of certain of the Company’s financial instruments, which include cash equivalents, short-term investments, restricted cash, accounts receivable, accounts payable and accrued liabilities approximate their respective fair values because of the short-term nature of these instruments. Management believes that its long-term debt bears interest at the prevailing market rates for instruments with similar characteristics (Level 2 within the fair value hierarchy); accordingly, the carrying value of this instrument approximates its fair value.

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents. Cash equivalents are considered available-for-sale marketable securities and are recorded at fair value, based on quoted market prices. As of June 30, 2021 and December 31, 2020, the Company’s cash equivalents are entirely comprised of investments in money market funds.

Restricted cash as of June 30, 2021 and December 31, 2020 consists of a letter of credit of $310,000 representing collateral for the Company's facility lease in California.

Investments

Short-term investments consist of debt securities classified as available-for-sale and have original maturities greater than 90 days, but less than one year as of the balance sheet date. Long-term investments have maturities greater than one year as of the balance sheet date. All investments are recorded at fair value based on the fair value hierarchy. Money market funds and United States treasury bills with an original maturity less than 90 days are classified within Level 1 of the fair value hierarchy, and commercial paper, corporate bonds/notes, United States Government securities, and asset-backed securities are classified within Level 2 of the fair value hierarchy. Unrealized gains and losses, deemed temporary in nature, are reported as a separate component of accumulated other comprehensive income (loss). The cost of available-for-sale investments sold is based on the specific-identification method. Realized gains and losses are included in earnings and are derived for specific-identification method for determining the costs of investments sold and were insignificant for the three and six months ended June 30, 2021 and 2020. Amortization of premiums and accretion of discounts are reported as a component of interest income.

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

Concentration of Credit Risk, and Other Risks and Uncertainties

The Company is subject to risks related to public health crises such as the global pandemic associated with COVID-19, which has spread to most countries and all 50 states within the United States. The COVID-19 outbreak has negatively impacted, and may continue to negatively impact the Company’s operations, its revenue and overall financial condition by significantly decreasing the number of TCAR procedures performed. The number of TCAR procedures performed, similar to other surgical procedures, has significantly decreased as health care organizations globally prioritized the treatment of

Silk Road Medical, Inc.

Notes to Condensed Financial Statements

(unaudited)

patients with COVID-19. For example, during 2020, in the United States, governmental authorities recommended, and in certain cases required, that elective, specialty and other procedures and appointments, be suspended or canceled to focus limited resources and personnel and hospital capacity toward the treatment of COVID-19 and to avoid exposing patients to COVID-19. These measures and challenges will likely continue for the duration of the pandemic, which is uncertain, and will continue to negatively impact the Company’s revenue while the pandemic continues. While some of these restrictions began to lift throughout the first half of 2021, new virus variants, and increased infection rates during this period make the current COVID-related environment highly volatile and uncertain.

Financial instruments that potentially subject the Company to credit risk consist of cash and cash equivalents, investments and accounts receivable to the extent of the amounts recorded on the balance sheet. Cash, cash equivalents, and investments are deposited in financial institutions which, at times, may be in excess of federally insured limits. Cash equivalents are invested in highly rated money market funds and United States treasury bills. The Company invests in a variety of financial instruments, such as, but not limited to, commercial paper, corporate bonds/notes, United States Government securities, asset-backed securities and, by policy, limits the amount of credit exposure with any one financial institution or commercial issuer. The Company has not experienced any material losses on its deposits of cash and cash equivalents or investments during the three and six months ended June 30, 2021 and 2020.

The Company’s accounts receivable are due from a variety of health care organizations in the United States. At June 30, 2021 and December 31, 2020, no customer represented 10% or more of the Company’s accounts receivable. For the three and six months ended June 30, 2021 and 2020, there were no customers that represented 10% or more of revenue.

The Company provides for uncollectible amounts when specific credit problems are identified. In doing so, the Company analyzes historical bad debt trends, customer credit worthiness, current economic trends and changes in customer payment patterns when evaluating the adequacy of the allowance for expected credit losses on customer accounts.

The Company manufactures certain of its commercial products in-house. Certain of the Company’s product components and sub-assemblies continue to be manufactured by sole suppliers, the most significant of which is the ENROUTE Transcarotid Stent System, manufactured by Cordis Corporation. Disruption in component or sub-assembly supply from these manufacturers or from in-house production would have a negative impact on the Company’s financial position and results of operations.

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

Voluntary Recall

In January and February 2021, the Company announced the voluntary recall of certain lots of its ENROUTE Transcarotid Stent System, manufactured by one of its third-party suppliers, Cordis. The decision to recall these lots was based on complaints received about tips detaching from the stent delivery system as well as internal testing that the Company conducted. The Company believes the root cause of the detachment was a single operator at Cordis, who, over a specific timeframe, produced lots in which a small number of units were not reliably manufactured to specification.

Silk Road Medical, Inc.

Notes to Condensed Financial Statements

(unaudited)

As a result of the voluntary recall the Company reflected a current asset of $4,160,000 on its balance sheet as of December 31, 2020, relating to the replacement lots and other direct costs to be received from Cordis. This amount includes $2,227,000 of recalled ENROUTE stent delivery systems held in the Company's inventory as of December 31, 2020, $1,696,000 of ENROUTE stent delivery systems in the process of being returned from its customers and other direct costs of $237,000. In addition, the Company established an accrual of $1,696,000 relating to its obligation to provide replacement ENROUTE stent delivery systems to its customers as of December 31, 2020. As of June 30, 2021, the Company has a current asset of $605,000 on its balance sheet, relating to the replacement lots and other direct costs to be received from Cordis. This amount comprises a receivable of $262,000 relating to both recalled ENROUTE stent delivery systems held in the Company’s inventory as of June 30, 2021 and pending replacement from Cordis, $11,000 of ENROUTE stent delivery systems to be returned from its customers and other direct costs of $332,000. In addition, as of June 30, 2021, the Company has a remaining accrual of $21,000 relating to its obligation to provide replacement ENROUTE stent delivery systems to its customers.

Leases

The Company accounts for leases in accordance with Accounting Standards Codification (“ASC”) 842, "Leases." The Company considers if an arrangement is a lease at inception if it obtains the right to control the use of an identified asset under a leasing arrangement with an initial term greater than twelve months. The Company determines whether a contract conveys the right to control the use of an identified asset for a period of time if the contract contains both the right to obtain substantially all of the economic benefits from the use of the identified asset and the right to direct the use of the identified asset. The Company also evaluates the nature of each lease to determine whether it is an operating or financing lease and recognizes the right-of-use asset and lease liabilities based on the present value of future minimum lease payments over the expected lease term. The Company’s leases do not generally contain an implicit interest rate and therefore the Company uses the incremental borrowing rate it would expect to pay to borrow on a similar collateralized basis over a similar term in order to determine the present value of its lease payments. The Company’s considers renewal options in the determination of the lease term if the option to renew is reasonably certain. Variable lease costs represent payments that are dependent on usage, a rate or index. Variable lease costs, which consists primarily of taxes, insurance and common area maintenance costs, are expensed as incurred, as the Company has elected to account separately for contracts that contain lease and non-lease components, consistent with its historical practice. The Company does not have any finance leases.

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

As of June 30, 2021 and December 31, 2020, the Company recorded $158,000 and $71,000, respectively, of unbilled receivables, which are included in accounts receivable, net on the condensed balance sheet, as the Company has an unconditional right to payment as of the end of the applicable period.

The Company’s revenue is generated from the sale of its products to hospitals and medical centers in the United States through direct sales representatives. Revenue is recognized when obligations under the terms of a contract with

Silk Road Medical, Inc.

Notes to Condensed Financial Statements

(unaudited)

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

Cost of Goods Sold

The Company manufactures certain of its portfolio of TCAR products at its California facility and purchases other products from third party manufacturers. Cost of goods sold consists primarily of costs related to materials, components and subassemblies, manufacturing overhead costs, direct labor, reserves for excess, obsolete and non-sellable inventories as well as distribution-related expenses. A significant portion of the Company’s cost of goods sold currently consists of manufacturing overhead costs. These overhead costs include the cost of quality assurance, material procurement, inventory control, facilities, equipment and operations supervision and management. Cost of goods sold also includes depreciation expense for production equipment and certain direct costs such as shipping costs and royalties.

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

Silk Road Medical, Inc.

Notes to Condensed Financial Statements

(unaudited)

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

Comprehensive Loss

Comprehensive loss consists of net loss and changes in unrealized gains and losses on investments classified as available-for-sale. For the three and six months ended June 30, 2021 and 2020, the Company’s unrealized gains and losses on available-for-sale investments represent the only component of other comprehensive loss that are excluded from the reported net loss and that are presented in the condensed statements of operations and comprehensive loss. Accumulated other comprehensive income or loss is presented in the accompanying condensed balance sheets as a component of stockholders' equity.

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

Silk Road Medical, Inc.

Notes to Condensed Financial Statements

(unaudited)

Net loss per share was determined as follows (in thousands, except share and per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net loss	$(10,539)	$(10,353)	$(21,233)	$(20,294)
Weighted average common stock outstanding used to compute net loss per share, basic and diluted	34,534,099	32,682,360	34,435,812	32,010,335
Net loss, basic and diluted	$(0.31)	$(0.32)	$(0.62)	$(0.63)

The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted average shares outstanding because such securities have an antidilutive impact due to the Company's net loss:

	June 30,
	2021	2020
Common stock options	4,188,097	4,632,866
Restricted stock units	270,377	39,089
	4,458,474	4,671,955

Segment and Geographical Information

The Company operates and manages its business as one reportable and operating segment. The Company’s chief executive officer, who is the chief operating decision maker, reviews financial information on an aggregate basis for purposes of allocating resources and evaluating financial performance. Primarily all of the Company’s long-lived assets are based in the United States. Long-lived assets are comprised of property and equipment and the Company's right-of-use assets. All of the Company’s revenue was in the United States for the three and six months ended June 30, 2021 and 2020, based on the shipping location of the external customer.

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

The following tables sets forth by level within the fair value hierarchy the Company’s assets that are reported at fair value as of June 30, 2021 and December 31, 2020, using the inputs defined above (in thousands):

	June 30, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$101,291	$—	$—	$101,291
Commercial paper	—	5,798	—	5,798
Corporate bonds/notes	—	5,371	—	5,371
U.S. government securities	—	15,124	—	15,124
	$101,291	$26,293	$—	$127,584

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$60,295	$—	$—	$60,295
Commercial paper	—	39,577	—	39,577
Corporate bonds/notes	—	7,969	—	7,969
U.S. government securities	—	38,470	—	38,470
	$60,295	$86,016	$—	$146,311

There were no transfers between fair value hierarchy levels during the three and six months ended June 30, 2021 and 2020.

Silk Road Medical, Inc.

Notes to Condensed Financial Statements

(unaudited)

5.    Balance Sheet Components

Investments

The fair value of the Company's available-for-sale investments as of June 30, 2021 and December 31, 2020 are as follows (in thousands):

	June 30, 2021
		Gross Unrealized		Estimated
	Amortized Cost	Gains	Losses	Fair Value
Money market funds	$101,291	$—	$—	$101,291
Commercial paper	5,798	—	—	5,798
Corporate bonds/notes	5,371	—	—	5,371
U.S. government securities	15,121	3	—	15,124
	$127,581	$3	$—	$127,584
Classified as:
Cash equivalents				$101,291
Short-term investments				26,293
				$127,584

	December 31, 2020
		Gross Unrealized		Estimated
	Amortized Cost	Gains	Losses	Fair Value
Money market funds	$60,295	$—	$—	$60,295
Commercial paper	39,577	—	—	39,577
Corporate bonds/notes	7,970	—	(1)	7,969
U.S. government securities	38,430	42	(2)	38,470
	$146,272	$42	$(3)	$146,311
Classified as:
Cash equivalents				$68,295
Short-term investments				78,016
				$146,311

All of the Company’s cash equivalents and short-term investments mature within one year as of June 30, 2021 and December 31, 2020. Available-for-sale investments held as of June 30, 2021 had a weighted average days to maturity of 95 days.

The following table presents the Company's available-for-sale investments that were in an unrealized loss position as of June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021		December 31, 2020
	Less than 12 months		Less than 12 months
Assets:	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate bonds/notes	$—	$—	$5,369	$(1)
U.S. government securities	—	—	10,128	(2)
	$—	$—	$15,497	$(3)

Silk Road Medical, Inc.

Notes to Condensed Financial Statements

(unaudited)

Inventories

Components of inventories were as follows (in thousands):

	June 30,	December 31,
	2021	2020
Raw materials	$2,153	$1,785
Finished products	10,662	10,599
	12,815	12,384
Less: Reserve for excess and obsolete	(44)	(2,395)
	$12,771	$9,989

As of June 30, 2021 and December 31, 2020, there were no work-in-process inventories. The reserve for excess and obsolete inventory at June 30, 2021 and December 31, 2020, included $1,000 and $2,377,000, respectively, associated with the Company's voluntary product recall.

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	June 30,	December 31,
	2021	2020
Accrued payroll and related expenses	$9,246	$9,573
Provision for sales returns	588	820
Accrued professional services	1,552	2,520
Recall replacement obligation	21	1,696
Operating lease liability	958	850
Accrued royalty expense	660	518
Deferred revenue	478	206
Accrued travel expenses	526	237
Accrued clinical expenses	182	113
Accrued other expenses	494	424
Total	$14,705	$16,957

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

In September 2018, the term loan agreement was amended to provide for additional term loans in an aggregate principal amount of up to $25,000,000. In September 2018, the Company drew down an additional $15,000,000 under the amended term loan agreement with CRG, no additional draw was taken. Under the terms of the amended term loan agreement, the related fixed interest rate was 10.0%, 8.0% of the interest was due and payable in cash and at the election of the Company, 2.0% of the interest due and payable may be paid in kind. All unpaid principal, and accrued and unpaid interest, was due and payable in full on December 31, 2022.

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

The Company also concurrently entered in a Success Fee Agreement in October 2020 with Stifel Bank, which requires that the Company pay Stifel Bank the lesser of 0.75% of the original principal amount of all credit extensions made under the Loan Agreement or $375,000 in the event the Company completes a Liquidity Event (liquidation, merger, sale of the Company or change in control). The Success Fee Agreement terminates on October 29, 2025. The Company has determined the probability of a Liquidity Event to be remote and accordingly, has not recognized a liability as of June 30, 2021.

Silk Road Medical, Inc.

Notes to Condensed Financial Statements

(unaudited)

Obligations under the Loan Agreement are secured by substantially all of the Company's assets. Beginning on January 15, 2021, the Loan Agreement required that the Company maintain unrestricted cash and cash equivalents with Stifel Bank or at Stifel Bank Affiliates of at least $20,000,000. In addition, for any fiscal quarter where the Company's unrestricted cash and cash equivalents maintained with Stifel Bank or at Stifel Bank Affiliates are less than $60,000,000 for any day during such fiscal quarter, the Company must comply with a minimum revenue covenant. Additionally, the Loan Agreement contains customary affirmative and negative covenants, including covenants limiting the Company's ability and the ability of the Company's subsidiaries to, among other things, dispose of assets, effect certain mergers, incur debt, grant liens, pay dividends and distributions on capital stock, make investments and acquisitions, and enter into transactions with affiliates, in each case subject to customary exceptions for a loan facility of this size and type.

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

As of June 30, 2021, the aggregate outstanding principal balance under the Loan Agreement was $49,000,000 and the annual interest rate was 4.75%. As of June 30, 2021, the Company was in compliance with all applicable financial covenants. As of June 30, 2021, management does not believe that it is probable that the above events of default will be triggered within the next twelve months, therefore, the debt is classified as long-term on the condensed balance sheet.

Future maturities under the Loan Agreement as of June 30, 2021 are as follows (in thousands):

Period Ending December 31:	Amount
2021	$1,183
2022	6,257
2023	25,749
2024	21,457
54,646
Less: Amount representing interest	(5,646)
Less: Amount representing debt discount and debt issuance costs	(386)
Present value of minimum payments	$48,614

Silk Road Medical, Inc.

Notes to Condensed Financial Statements

(unaudited)

7.    Commitments and Contingencies

Operating Lease and Rights-of-Use

The Company’s operating lease obligation at its corporate headquarters in California consists of leased office, laboratory, and manufacturing space under a non-cancellable operating lease that expires in October 2024. The lease agreement includes a renewal provision allowing the Company to extend this lease for an additional period of five years.

In May 2021, the Company entered into a new, non-cancelable operating lease for additional office, laboratory and manufacturing space in Minnesota that expires in November 2029. The lease agreement includes a renewal provision allowing the Company to extend this lease for two additional five year terms. In connection with the lease, the Company recognized a right-of-use asset and lease liability of $3,398,000.

Operating lease costs were $289,000 and $217,000 for the three months ended June 30, 2021 and 2020, respectively, and $506,000 and $435,000 for the six months ended June 30, 2021 and 2020, respectively. Cash paid for amounts included in the measurement of operating lease liabilities was $190,000 and $188,000 for the three months ended June 30, 2021 and 2020, respectively, and $393,000 and $372,000 for the six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021, the weighted average discount rate was approximately 6.50% and the weighted average remaining lease term was 5.92 years. Balance sheet information as of June 30, 2021 and December 31, 2020 consists of the following (in thousands):

	June 30,	December 31,
Operating Lease:	2021	2020
Operating lease right-of-use assets in other non-current assets	$5,823	$2,798
Operating lease liability in accrued liabilities	$958	$850
Operating lease liability in other liabilities	5,748	2,850
Total operating lease liabilities	$6,706	$3,700

The following table summarizes the Company’s operating lease maturities as of June 30, 2021 (in thousands):

Period Ending December 31:	Amount
2021	$(1,058)
2022	1,577
2023	1,970
2024	1,768
2025	886
2026 and thereafter	3,686
Total lease payments	$8,829
Less: interest	(2,123)
Total lease liabilities	$6,706

Purchase Obligations

Purchase obligations consist of agreements to purchase goods and services entered into in the ordinary course of business. As of June 30, 2021, the Company had non-cancellable purchase obligations to suppliers of $6,304,000.

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

The Company indemnifies each of its directors and officers for certain events or occurrences, subject to certain limits, while the director is or was serving at the Company’s request in such capacity, as permitted under Delaware law and in

Silk Road Medical, Inc.

Notes to Condensed Financial Statements

(unaudited)

accordance with its certificate of incorporation and bylaws. The term of the indemnification period lasts as long as a director may be subject to any proceeding arising out of acts or omissions of such director in such capacity. The maximum amount of potential future indemnification is unlimited; however, the Company currently holds director liability insurance. The Company believes that the fair value of these indemnification obligations is minimal. Accordingly, the Company has not recognized any liabilities relating to these obligations as of June 30, 2021.

Contingencies

The Company is not involved in any pending legal proceedings that it believes could have a material adverse effect on its financial condition, results of operations or cash flows. From time to time, the Company may pursue litigation to assert its legal right and such litigation may be costly and divert the efforts and attention of its management and technical personnel which could adversely affect its business. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. There were no contingent liabilities requiring accrual at June 30, 2021 and December 31, 2020.

8.    Stockholders’ Equity

Preferred Stock

At June 30, 2021, the Company’s certificate of incorporation, as amended and restated, authorizes the Company to issue up to 5,000,000 shares of preferred stock with $0.001 par value per share, of which no shares were issued and outstanding.

Common Stock

At June 30, 2021, the Company’s certificate of incorporation, as amended and restated, authorizes the Company to issue up to 100,000,000 shares of common stock with $0.001 par value per share, of which 34,623,409 shares were issued and outstanding. The holders of common stock are also entitled to receive dividends whenever funds are legally available, when and if declared by the Board of Directors. As of June 30, 2021, no dividends have been declared to date. Each share of common stock is entitled to one vote.

9.    Stock Option Plans

In March 2019, the Company’s Board of Directors approved the adoption of the 2019 Equity Incentive Plan, or the 2019 Plan, which became effective immediately prior to the Company's initial public offering in April 2019. The 2019 Plan replaced the 2007 Stock Option Plan which was terminated immediately prior to consummation of the Company’s initial public offering, collectively the “Plans.” The 2019 Plan provides for the grant of incentive stock options, or ISOs, to employees and for the grant of nonqualified stock options, or NSOs, restricted stock, restricted stock units, stock appreciation rights, performance units and performance shares to employees, directors and consultants. A total of 2,317,000 shares of common stock were initially reserved for issuance pursuant to the 2019 Plan. In addition, the shares reserved for issuance under the 2019 Plan will also include shares reserved but not issued under the 2007 Stock Option Plan, plus any share awards granted under the 2007 Stock Option Plan that expire or terminate without having been exercised in full or that are forfeited or repurchased. In addition, the number of shares available for issuance under the 2019 Plan includes an annual increase on the first day of each fiscal year beginning fiscal 2020, equal to the lesser of (i) 3,000,000 shares; (ii) 4.0% of the outstanding shares of common stock as of the last day of the immediately preceding fiscal year; or (iii) an amount as determined by the Board of Directors. As of June 30, 2021, the Company has reserved 5,012,235 shares of common stock for issuance under the 2019 Plan.

Silk Road Medical, Inc.

Notes to Condensed Financial Statements

(unaudited)

A summary of the shares available for issuance under the 2019 Plan is as follows:

Number of Shares
Balances, December 31, 2020	1,790,687
Authorized	1,369,985
Granted / Awarded	(545,874)
Cancelled	46,748
Balances, June 30, 2021	2,661,546

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

Stock option activity under the Company’s Plans is set forth below:

	Options Outstanding
	Number of	Weighted Average	Weighted Average Remaining Contractual Term	Aggregate Intrinsic
	Shares	Exercise Price	(Years)	Value
Balances, December 31, 2020	4,237,828	$16.56	7.38	$197,407
Options granted	312,961	54.18
Options exercised	(318,594)	5.82
Options cancelled	(44,098)	35.72
Balances, June 30, 2021	4,188,097	$19.99	7.16	$122,055
Vested and exercisable at June 30, 2021	2,673,791	$11.11	6.36	$98,665
Vested and expected to vest at June 30, 2021	4,188,097	$19.99	7.16	$122,055

The aggregate intrinsic value of options exercised during the six months ended June 30, 2021 was $15,152,000. The aggregate intrinsic value was calculated as the difference between the exercise prices of the underlying options and the estimated fair value of the common stock on the date of exercise.

Restricted Stock Units

In March 2020, the Company began granting restricted stock units, or RSUs, under the 2019 Plan. RSUs generally vest over four years in annual equal increments. The fair value of RSUs is based on the Company’s closing stock price on the date of grant. A summary of RSUs activity for the six months ended June 30, 2021 is as follows:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Balances, December 31, 2020	68,396	$46.16
Awards granted	232,913	54.43
Awards vested	(28,282)	45.64
Awards canceled	(2,650)	55.30
Balances, June 30, 2021	270,377	$53.25
Expected to vest at June 30, 2021	270,377	$53.25

2019 Employee Stock Purchase Plan

In March 2019, the Company's Board of Directors adopted the 2019 Employee Stock Purchase Plan, or 2019 ESPP, under which eligible employees are permitted to purchase common stock at a discount through payroll deductions. A total

Silk Road Medical, Inc.

Notes to Condensed Financial Statements

(unaudited)

of 434,000 shares of common stock were initially reserved for issuance and is increased on the first day of each fiscal year, beginning in 2020, by an amount equal to the lesser of (i) 1,200,000 shares (ii) 1.0% of the outstanding shares of common stock as of the last day of the immediately preceding fiscal year; or (iii) an amount as determined by the Board of Directors. As of June 30, 2021, the Company has reserved 1,089,048 shares of common stock for issuance under the 2019 ESPP. The price of the common stock purchased will be the lower of 85% of the fair market value of the common stock at the beginning of an offering period or at the end of a purchase period. The 2019 ESPP was effective upon adoption by the Company's Board of Directors but was not in use until the completion of the Company's initial public offering in April 2019. The 2019 ESPP is intended to qualify as an employee stock purchase plan within the meaning of Section 423 of the Internal Revenue Code of 1986, as amended.

As of June 30, 2021, 141,059 shares of common stock have been issued to employees participating in the 2019 ESPP and 947,989 shares were available for future issuance under the 2019 ESPP.

Stock-Based Compensation

The Company estimated the fair value of stock options using the Black–Scholes option pricing model. The fair value of employee and nonemployee stock options is being amortized on a straight–line basis over the requisite service period of the awards. The fair value of employee and nonemployee stock options was estimated using the following assumptions for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Expected term (in years)	5.25 - 6.25	5.25 - 6.25	5.25 - 6.25	5.25 - 6.25
Expected volatility	46.6% - 47.0%	46.6% - 47.7%	45.0% - 50.4%	42.9% - 47.7%
Risk-free interest rate	0.93% - 1.08%	0.42% - 0.56%	0.41% - 1.08%	0.42% - 1.41%
Dividend yield	—%	—%	—%	—%

The fair value of the shares to be issued under the Company’s 2019 ESPP was estimated using the Black-Scholes valuation model with the following assumptions for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Expected term (in years)	0.50	0.50	0.50	0.50
Expected volatility	51.5%	76.4%	44.4% - 76.4%	44.4% - 76.4%
Risk-free interest rate	0.03%	0.14%	0.03% - 1.58%	0.14% - 1.58%
Dividend yield	—%	—%	—%	—%

Total stock-based compensation expense relating to the Company's stock options, RSUs and 2019 ESPP during the three and six months ended June 30, 2021 and 2020 is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Cost of goods sold	$151	$89	$309	$153
Research and development expenses	636	246	1,325	423
Selling, general and administrative expenses	2,622	1,319	5,308	2,371
	$3,409	$1,654	$6,942	$2,947

As of June 30, 2021, there was total unrecognized compensation costs of $22,679,000 related to stock options expected to be recognized over a period of approximately 2.82 years, a total of $13,008,000 of unrecognized compensation costs related to unvested RSUs expected to be recognized over a period of approximately 3.54 years and $314,000 of unrecognized compensation costs related to the ESPP, which the Company will recognize over 0.39 years.

Silk Road Medical, Inc.

Notes to Condensed Financial Statements

(unaudited)

10.    401(k) Plan

The Company has a qualified retirement plan under section 401(k) of the Internal Revenue Code (“IRC”) under which participants may contribute up to 90% of their eligible compensation, subject to maximum deferral limits specified by the IRC. Beginning in January 2020, the Company started matching employees' contributions to the 401(k) plan at 50% of the first 5% of compensation deferred to the 401(k) plan. The Company's matching contributions were $330,000 and $229,000 for the three months ended June 30, 2021 and 2020, respectively, and $696,000 and $522,000 for the six months ended June 30, 2021 and 2020, respectively.

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

We manufacture and distribute the ENROUTE NPS at our facility in Sunnyvale, California, using components and sub-assemblies manufactured both in-house and by third party manufacturers and suppliers. We purchase our other products from third-party contract manufacturers, including our ENROUTE stent. Many of these third-party manufacturers and outside vendors are currently single-source suppliers. While we expect that our existing manufacturing facility will be sufficient to meet our anticipated growth through at least the next three years, we supplement our distribution operations with a third-party logistics and warehousing service and during the second quarter of 2021 have expanded operations to include additional facilities in Minnesota.

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

Prior to our initial public offering in April 2019, our primary sources of capital were private placements of convertible preferred stock, debt financing arrangements and revenue from sales of our products

In May 2020, we completed an underwritten public offering of 6,808,154 shares of our common stock, of which we offered 1,923,076 shares for sale and the remaining 4,885,078 shares were offered for sale by certain selling stockholders, at a public offering price of $39.00 per share. From the public offering, we received cash proceeds of approximately $70.5 million, net of underwriting discounts and commissions and offering costs which were paid by us.

Also, in May 2020, the underwriters fully exercised their option to purchase 1,021,223 additional shares of common stock from the selling stockholders. We did not receive any of the proceeds from the sale of the shares of common stock by the selling stockholders. As of June 30, 2021, we had cash and cash equivalents of $101.8 million, investments of $26.3 million, long-term debt of $48.6 million and an accumulated deficit of $260.1 million.

COVID-19 Pandemic

The global COVID-19 pandemic presents significant risks to us and has had, and continues to have impacts on our business, operations, and financial results and condition, directly and indirectly, including, without limitation, impacts on: the health of our management and employees; our manufacturing, distribution, marketing and sales operations; our research and development activities, including clinical activities; and customer and patient behaviors. COVID-19 and its variants have negatively impacted, and may continue to negatively impact our operations and revenue and overall financial condition by significantly decreasing the number of TCAR procedures performed. The pandemic has also reduced our expectations for the growth rate in the number of TCAR procedures to be performed in the future. The number of TCAR procedures performed, similar to other surgical procedures, has significantly decreased as many health care organizations globally have prioritized the treatment of patients with COVID-19. These measures and challenges will likely continue for the duration of the pandemic, which is uncertain, and will significantly reduce our expected revenue while the pandemic continues. As well, due to presumed fear and anxiety, some patients are not accessing routine or emergency health care which may impact our expected procedures and revenue.

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

While some of these restrictions began to lift throughout the first half of 2021, new virus variants, and increased infection rates during this period make the current COVID-related environment highly volatile and uncertain. The ultimate extent of the impact of the COVID-19 pandemic on us remains highly uncertain and will depend on future developments and factors that continue to evolve, including the ability of various regions to effectively manage COVID-19, the extent of the continuing resurgence of COVID-19, the efficacy and extent of distribution of vaccines, and the impact of mutations of COVID-19. Most of these developments and factors are outside of our control and could exist for an extended period of time even after the pandemic might end.

Components of our Results of Operations

Revenue

We currently derive all of our revenue from the sale of our portfolio of TCAR products to hospitals and medical centers in the United States. Each of our products is purchased individually, and the majority of our revenue is derived from sales of the ENROUTE NPS and ENROUTE stent. No single customer accounted for 10% or more of our revenue during the three and six months ended June 30, 2021 and 2020. We expect revenue to increase in absolute dollars as we expand our sales territories and trained physician base, add new accounts and as existing physicians perform more TCAR procedures. However, we anticipate continued headwinds related to physician and patient vacations and the rapid spread of Covid-19 variants and their nearer term impact on hospital capacity and patient behavior.

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

We calculate gross margin as gross profit divided by revenue. Our gross margin has been and will continue to be affected by a variety of factors, primarily average selling prices, product sales mix, production and ordering volumes, manufacturing costs, product yields, replacement of expired product, headcount and cost-reduction strategies. We expect our gross margin to increase over the long-term as our production and ordering volumes increase and as we spread the fixed portion of our overhead costs over a larger number of units produced, potentially offset by any investments in additional operational infrastructure in both California and our new facilities in Minnesota. We intend to use our design, engineering and manufacturing know-how and capabilities to further advance and improve the efficiency of our manufacturing processes, which we believe will reduce costs and have a positive long-term impact on our gross margin. However, our gross margin could fluctuate from quarter to quarter as we introduce new products, due to the timing of certain manufacturing engineering projects, as we adopt new manufacturing processes and technologies and as we expand our distribution operations and infrastructure to support long term growth and risk mitigation. In addition, COVID-19 and its variants may continue to negatively impact our gross margin in the near term due to unfavorable production variances as a result of lower production and lower demand.

Research and Development Expenses

Research and development, or R&D, expenses consist primarily of engineering, product development, clinical studies to develop and support our products, regulatory expenses, medical affairs, and other costs associated with products and technologies that are in development. These expenses include employee compensation, including stock-based compensation, supplies, consulting, prototyping, testing, materials, travel expenses, depreciation and an allocation of facilities overhead expenses. Additionally, R&D expenses include costs associated with our clinical studies, including clinical trial design, clinical trial site initiation and study costs, data management, related travel expenses and the cost of products used for clinical trials, internal and external costs associated with our regulatory compliance and quality assurance functions and overhead costs. We expect R&D expenses as a percentage of revenue to vary over time depending on the level and timing of our new product development efforts, as well as our clinical development, clinical trial and other related activities. While some of these restrictions began to lift throughout the first half of 2021, due to new virus variants and increased infections, we anticipate various COVID-19 related policies and restrictions to continue to delay or affect our product development efforts and clinical and regulatory matters throughout 2021.

Selling, General and Administrative Expenses

Selling, general and administrative, or SG&A, expenses consist primarily of compensation for personnel, including stock-based compensation, related to selling and marketing functions, physician education programs, commercial operations and analytics, reimbursement, finance, information technology and human resource functions. Other SG&A expenses include sales commissions, training, travel expenses, promotional activities, marketing initiatives, market research and analysis, conferences and trade shows, professional services fees (including legal, audit and tax fees), insurance costs, general corporate expenses and allocated facilities-related expenses. We expect SG&A expenses to continue to increase in absolute dollars as we expand our infrastructure to both drive and support anticipated growth in revenue, due to additional legal, accounting, insurance and other expenses associated with being a public company, and as we expand our presence in Minnesota. In addition, we will continue exploring sales and marketing expansion opportunities in international geographies.

While some of these restrictions began to lift throughout the first half of 2021 and allowed for the resumption in certain employee and physician travel, tradeshow and other expenses, due to new virus variants and increased infections, we expect the COVID-19 pandemic to continue to modulate our SG&A expenses over the short term. The outbreak and persistence of COVID-19 in international markets that we have targeted for our international expansion may also delay preparation for and launch of such expansion efforts.

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

Results of Operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2021	2020	2021	2020
Revenue	$26,456	$15,094	$48,509	$34,027
Costs of goods sold	6,598	5,336	12,137	10,586
Gross profit	19,858	9,758	36,372	23,441
Operating expenses:
Research and development	7,261	3,393	12,744	6,522
Selling, general and administrative	22,549	15,758	43,743	35,450
Total operating expenses	29,810	19,151	56,487	41,972
Loss from operations	(9,952)	(9,393)	(20,115)	(18,531)
Interest income (expense), net	(581)	(904)	(1,108)	(1,704)
Other income (expense), net	(6)	(56)	(10)	(59)
Net loss	$(10,539)	$(10,353)	$(21,233)	$(20,294)

Comparison of Three Months Ended June 30, 2021 and 2020

Revenue. Revenue increased $11.4 million, or 75%, to $26.5 million during the three months ended June 30, 2021, compared to the three months ended June 30, 2020. The increase in revenue was attributable to an increase in the number of products sold as we expanded our sales territories, increased the number of new accounts, trained more physicians in TCAR and as physicians performed more TCAR procedures as compared to the prior period. Revenue during the three months ended June 30, 2020 was adversely impacted by COVID-19 as healthcare systems diverted resources to meet the increasing demands of managing COVID-19 .

Cost of Goods Sold and Gross Margin. Cost of goods sold increased $1.3 million, or 24%, to $6.6 million during the three months ended June 30, 2021, compared to the three months ended June 30, 2020. This increase was attributable to the increase in the number of products sold. Gross margin for the three months ended June 30, 2021 increased to 75%, compared to 65% in the three months ended June 30, 2020. Gross margin in the three months ended June 30, 2020, was impacted by unfavorable production variances as a result of temporarily idled manufacturing operations and lower than anticipated demand due to COVID-19.

Research and Development Expenses. R&D expenses increased $3.9 million, or 114%, to $7.3 million during the three months ended June 30, 2021, compared to $3.4 million during the three months ended June 30, 2020. The increase in R&D expenses was driven by growth in personnel and investment in new and ongoing R&D programs. The increase in R&D expenses was primarily attributable to an increase of $1.7 million in personnel-related expenses, including stock-based compensation, an increase of $1.0 million in product development materials and costs, an increase of $0.6 million in clinical and regulatory expense, an increase of $0.4 million in outside services and an increase of $0.2 million related to the allocated costs of facilities and other related expenses.

Selling, General and Administrative Expenses. SG&A expenses increased $6.8 million, or 43%, to $22.5 million during the three months ended June 30, 2021, compared to $15.8 million during the three months ended June 30, 2020. The increase in SG&A costs was due to the continued commercialization of our products, general corporate and other costs associated with operating as a public company, as well as the resumption of travel, tradeshow and other expenses as the impacts of COVID-19 declined compared to the second quarter of 2020. The increase in SG&A expenses is primarily attributable to an increase of $4.9 million in payroll and personnel-related expenses, an increase of $1.1 million in physician training and travel related costs, an increase of $0.3 million in consulting, legal and professional fees, an increase of $0.2 million in marketing and tradeshow expenses, an increase of $0.2 million in software related expense, and an increase of $0.1 million relating to depreciation and the allocated costs of facilities and other related expenses. Personnel-related expenses included stock-based compensation expense of $2.6 million and $1.3 million for the three months ended June 30, 2021 and 2020, respectively.

Interest Income (Expense), Net. Interest income (expense), net decreased $0.3 million, or 36%, to an expense of $0.6 million during the three months ended June 30, 2021, compared to an expense of $0.9 million during the three months ended June 30, 2020. This decrease in net interest expense was attributable to the reduction in interest rate resulting from the refinancing of our debt obligations in October 2020, partially offset by a decrease in interest income due to both lower interest rates and a decrease in our cash and investments balances during the three months ended June 30, 2021 as compared with the prior period.

Other Income (Expense), Net. There were no significant changes within other income (expense), net during the three months ended June 30, 2021, compared to the three months ended June 30, 2020.

Comparison of Six Months Ended June 30, 2021 and 2020

Revenue. Revenue increased $14.5 million, or 43%, to $48.5 million during the six months ended June 30, 2021, compared to the six months ended June 30, 2020. The increase in revenue was attributable to an increase in the number of products sold as we expanded our sales territories, increased the number of new accounts, trained more physicians in TCAR and as physicians performed more TCAR procedures as compared to the prior period. Revenue during the six months ended June 30, 2020 was adversely impacted by COVID-19 as healthcare systems diverted resources to meet the increasing demands of managing COVID-19.

Cost of Goods Sold and Gross Margin. Cost of goods sold increased $1.6 million, or 15%, to $12.1 million during the six months ended June 30, 2021, compared to the six months ended June 30, 2020. This increase was attributable to the increase in the number of products sold. Gross margin for the six months ended June 30, 2021 increased to 75%, compared to 69% in the six months ended June 30, 2020. Gross margin in the six months ended June 30, 2020, was impacted by unfavorable production variances as a result of temporarily idled manufacturing operations and lower than anticipated demand due to COVID-19.

Research and Development Expenses. R&D expenses increased $6.2 million, or 95%, to $12.7 million during the six months ended June 30, 2021, compared to $6.5 million during the six months ended June 30, 2020. The increase in R&D expenses was driven by growth in personnel and investment in new and ongoing R&D programs. The increase in R&D expenses was primarily attributable to an increase of $2.9 million in personnel-related expenses, including stock-based compensation, as a result of increased headcount, an increase of $1.6 million in product development materials and costs, an increase of $1.0 million in clinical and regulatory expense, and an increase of $0.7 million in outside services.

Selling, General and Administrative Expenses. SG&A expenses increased $8.3 million, or 23%, to $43.7 million during the six months ended June 30, 2021, compared to $35.4 million during the six months ended June 30, 2020. The increase in SG&A costs was due to the continued commercialization of our products, general corporate and other costs associated with operating as a public company, as well as the resumption of travel, tradeshow and other expenses as the impacts of COVID-19 declined compared to the prior period. The increase in SG&A expenses is primarily attributable to an increase of $7.0 million in payroll and personnel-related expenses, an increase of $0.4 million in consulting, legal and professional fees, an increase of $0.4 million in software related expense, an increase of $0.3 million in physician training and travel related costs, and an increase of $0.2 million in insurance costs. Personnel-related expenses included stock-based compensation expense of $5.3 million and $2.4 million for the six months ended June 30, 2021 and 2020, respectively.

Interest Income (Expense), Net. Interest income (expense), net decreased $0.6 million, or 35%, to an expense of $1.1 million during the six months ended June 30, 2021, compared to an expense of $1.7 million during the six months ended June 30, 2020. This decrease in net interest expense was attributable to the reduced interest rate as a result of the refinancing of our debt obligations in October 2020, partially offset by a decrease in interest income due to lower interest rates during the six months ended June 30, 2021 as compared with the prior period.

Other Income (Expense), Net. There were no significant changes within other income (expense), net during the six months ended June 30, 2021, compared to the six months ended June 30, 2020.

Liquidity and Capital Resources

As of June 30, 2021, we had cash and cash equivalents of $101.8 million, investments of $26.3 million, an accumulated deficit of $260.1 million and $48.6 million outstanding under our Loan Agreement, net of issuance costs.

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

We believe that our cash and cash equivalents and available-for-sale investments as of June 30, 2021, together with our expected revenue will be sufficient to meet our capital requirements and fund our operations for at least the next 12 months.

Cash Flows

The following table summarizes our cash flows for each of the periods presented below:

	Six Months Ended
	June 30,
(in thousands)	2021	2020
Net cash (used in) provided by:
Operating activities	$(21,008)	$(23,376)
Investing activities	50,426	(14,905)
Financing activities	2,965	72,542
Net increase (decrease) in cash, cash equivalents and restricted cash	$32,383	$34,261

Net Cash Used in Operating Activities

Net cash used in operating activities for the six months ended June 30, 2021 was $21.0 million, consisting primarily of a net loss of $21.2 million and an increase in net operating assets of $8.1 million, partially offset by non-cash charges of $8.3 million. The increase in net operating assets was primarily due to increases in accounts receivable and inventories to support the growth of our operations, an increase in prepaid expenses and other current assets primarily due to timing of insurance premium payments and decreases in accounts payable, accrued and other liabilities, due to timing of payments. The non-cash charges primarily consisted of stock-based compensation, depreciation and amortization, amortization of premiums on investments and of right-of-use assets and provision for excess and obsolete inventories.

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

Net Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities in the six months ended June 30, 2021 was $50.4 million. Cash provided by investing reflected maturities of investments of $51.3 million offset by purchases of property and equipment of $0.9 million.

Net cash used in investing activities in the six months ended June 30, 2020 was $14.9 million. Cash used in investing reflected purchases of purchases of property and equipment of $0.5 million and net purchases of investments of $14.4 million.

Net Cash Provided by Financing Activities

Net cash provided by financing activities in the six months ended June 30, 2021 was $3.0 million consisting of proceeds from stock option exercises and purchases under our employee stock purchase plan.

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

Contractual Obligations and Commitments

As of June 30, 2021, our principal obligations consist of the operating leases for our facilities, our Loan Agreement with Stifel Bank and non-cancellable inventory purchase commitments. The non-cancellable purchase commitments primarily consist of ENROUTE stents and other inventory components.

In May 2021, we entered into a lease agreement for approximately 63,118 square feet of office space located in Plymouth, Minnesota for a period beginning in May 2021 and ending in November 2029, with an initial annual base rent payment of approximately $0.8 million, increasing to $1.0 million annually in the final year of the lease term.

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

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and assumptions for the reported amounts of assets, liabilities, revenue, expenses and related disclosures. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and any such differences may be material. There have been no significant and material changes in our critical accounting policies during the three and six months ended June 30, 2021, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Conditions and Results of Operations - Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 1, 2021.

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

Interest Rate Risk

We had cash, cash equivalents and investments of $128.1 million as of June 30, 2021 which consisted of bank deposits, money market funds, U.S. government securities, corporate bonds/notes and commercial paper. The primary objectives of our investment activities are the preservation of capital and support of our liquidity requirements. Our investments are exposed to market risk due to fluctuations in interest rates, which may affect our income and the fair market value of our investments.

We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. A hypothetical 10% change in interest rates would not have a material impact on the value of our cash and cash equivalents or our investments as of June 30, 2021.

Credit Risk

As of June 30, 2021 and December 31, 2020, our cash and cash equivalents were maintained with three and two financial institutions, respectively, in the United States, and our current deposits are likely in excess of insured limits. We have reviewed the financial statements of these institutions and believe each to have sufficient assets and liquidity to conduct its operations in the ordinary course of business with little or no credit risk to us. Our cash equivalents and investments are invested in highly rated money market funds, U.S. treasury bills, U.S. government securities, corporate bonds/notes, asset-backed securities and commercial paper.

Our accounts receivable primarily relate to revenue from the sale of our products to hospitals and medical centers in the United States. No customer represented 10% or more of our accounts receivable as of June 30, 2021 or December 31, 2020.

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

•The COVID-19 pandemic and efforts to reduce its spread have impacted, and, with the spread of new variants, may continue to negatively impact, our business and operations.

•We rely on Cordis Corporation, formerly a Cardinal Health Company, or Cordis, to supply the ENROUTE stent, and if Cordis fails to supply the ENROUTE stent in sufficient quantities or at all, it will have a material adverse effect on our business, financial condition and results of operations.

•We depend on a limited number of single source suppliers to manufacture our components, sub-assemblies and materials, including Cordis, which makes us vulnerable to supply shortages and price fluctuations that could have a material adverse effect on our business, financial condition and results of operations.

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

Regulatory Risks

•Our products have in the past and could in the future be subject to product recalls that could harm our reputation or increase the probability of inspection by, or additional scrutiny from, the FDA or other relevant regulatory bodies.

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

We have incurred net losses since our inception in March 2007. For the six months ended June 30, 2021, we had a net loss of $21.2 million, and we expect to continue to incur additional losses in the future. As of June 30, 2021, we had an accumulated deficit of $260.1 million. To date, we have financed our operations primarily through equity and debt financings and from sales of our portfolio of TCAR products that enable transcarotid artery revascularization. The losses and accumulated deficit have primarily been due to the substantial investments we have made to develop our products, as well as for costs related to general research and development, including clinical and regulatory initiatives to obtain marketing approval, sales and marketing efforts and infrastructure improvements.

Over the next several years, we expect to continue to devote a substantial amount of our resources to expand commercialization efforts and increase adoption of TCAR using our products, improve and expand reimbursement for TCAR, expand the labeled indications for our products and develop additional products. In addition, as a public company, we incur significant legal, accounting, director & officer liability insurance and other expenses that we did not incur as a private company, all of which continue to increase. Accordingly, we expect to continue to incur operating losses for the foreseeable future and we cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will sustain profitability. Our failure to achieve and sustain profitability in the future will make it more difficult to finance our business and accomplish our strategic objectives, which would have a material adverse effect on our business, financial condition and results of operations and cause the market price of our common stock to decline. In addition, failure of our products to significantly penetrate the target markets would negatively affect our business, financial condition and results of operations.

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

The rate of adoption of TCAR and sales of our products that facilitate the procedure is heavily influenced by clinical data. Although the Society for Vascular Surgery’s TCAR Surveillance Project contains real world data comparing procedures, we have not conducted head-to-head clinical trials to compare TCAR to the procedures historically available to patients, such as CEA or CAS, which may limit the adoption of TCAR. Additionally, the Carotid Revascularization and Medical Management for Asymptomatic Carotid Stenosis 2 clinical trial is currently funded by the National Institutes of Health, which compares the effectiveness of each of CEA and CAS with best medical management solutions. Although we estimate that enrollment will not be completed until sometime after 2026, interim results have been released from time to time. At the completion of the four-year follow-up, the trial could conclude that medical management alone achieves the same therapeutic results as CEA and/or CAS, which could have an adverse impact on the adoption of TCAR. Finally, our competitors and third parties may also conduct clinical trials of our products without our participation. Unfavorable or inconsistent clinical data from existing or future clinical trials conducted by us, our competitors or third parties, the interpretation of our or other clinical data or findings of new or more frequent adverse events, could have a material adverse effect on our business, financial condition and results of operations.

As physicians are influenced by guidelines issued by physician organizations, such as the Society for Vascular Surgery, the rate of adoption of TCAR and sales of our products that facilitate the procedure are also heavily influenced by medical society recommendations. We believe the Society for Vascular Surgery’s Clinical Practice Guidelines, or SVS Guidelines, are of particular importance to the broader market acceptance of TCAR. The revised SVS Guidelines on the management of carotid artery disease were published in June 2021. Like previous versions of the guidelines, it generally discusses CAS and embolic protection methods, including flow reversal. The 2021 edition does state that TCAR is preferred over CEA and CAS in both symptomatic and asymptomatic, anatomically or physiologically high surgical risk patients. If subsequent versions of the SVS Guidelines do not recommend TCAR, or if the Society for Vascular Surgery issues a negative or limited statement regarding TCAR, physicians may not adopt or continue to use TCAR or our products at the same rate or at all, which would have a material adverse effect on our business, financial condition and results of operations. Additionally, if key opinion leaders who currently support TCAR cease to recommend TCAR or our products, our business, financial condition and results of operations will be adversely affected.

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

The COVID-19 pandemic and efforts to reduce its spread have impacted, and with the spread of new variants, may continue to negatively impact, our business and operations.

The spread of COVID-19 and its variants, or COVID-19, in the United States has continued to result in travel restrictions impacting our sales professionals and therapy development specialists who support them. While some of these restrictions began to lift throughout the first half of 2021, new virus variants, and increased infection rates during this period make the current COVID-related environment highly volatile and uncertain which creates uncertainty in the number of TCAR procedures and demand for our products as a result. Our field-based team continues to be available to support TCAR procedures, either in person or virtually. Members of our field team may, however, choose not to enter hospitals due to preexisting conditions, personal choice, or on doctors’ orders or may be unable to enter hospitals due to hospital policy. In addition, hospitals may reduce staffing and postpone certain procedures in response to COVID-19 or divert resources to treat those patients with COVID-19. Some hospitals have also restricted or limited access for non-patients, including our sales professionals and therapy development specialists, which has negatively impacted our access to physicians and their patients. Our business and operations may be impacted by competition for operating room and hybrid operating rooms within hospitals that have dedicated certain resources only to COVID-19 patients. As hospitals cancel and defer elective surgeries, it reduces their revenue and impacts their financial results, which could result in pricing pressure on our products as they seek cost savings. Prolonged restrictions relating to COVID-19 could adversely affect our procedures and the revenue we derive as a result. Additionally, some hospitals may have cash flow problems or cease doing business due to the impact of COVID-19 on their operations, which could reduce the number of hospitals where TCAR is performed and adversely affect our ability to collect amounts due to us and our revenue as a result.

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

TCAR is currently covered under certain circumstances for certain patients by the Centers for Medicare and Medicaid Services, and has been covered by some commercial payers, independent networks and other entities not governed by the National Coverage Determination. In the United States, we derive our revenue from sales to hospitals and medical centers, which typically bill all or a portion of the costs and fees associated with our products to various third-party payers, including Medicare, Medicaid, Veterans’ Administration, private commercial insurance companies, health maintenance organizations and other healthcare-related organizations, and then bill patients for any applicable deductibles or co-

payments. For example, our contracts are with the hospitals and medical centers that purchase our products for use with TCAR and not with the commercial payers. As a result, access to adequate coverage and reimbursement for our products by third-party payers is essential to the acceptance of our products by our customers.

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

If we fail to comply with our obligations in our intellectual property license from Cordis, we could lose license rights that are important to our business.

We are a party to a license agreement with Cordis, under which Cordis has granted us a worldwide, non-exclusive, royalty-bearing license to certain of its intellectual property related to the PRECISE® carotid stent for transcervical treatment of carotid artery disease with an intravascular stent for certain applications for accessing blood vessels through the neck and cervical area. Cardinal Health previously announced plans to divest Cordis to private equity firm Hellman & Friedman LLC., and the transaction recently closed on August 2, 2021. This license agreement imposes, and we expect that any future license agreements will impose, certain diligence, royalty, and other obligations on us. If we fail to comply with these obligations, our licensors, including Cordis, may have the right to reduce the scope of our rights or terminate these agreements, in which event we may not be able to develop and market any product that is covered by these agreements. Termination of this license for failure to comply with such obligations or for other reasons, or reduction, elimination or expiration of our licensed rights under it or any other license or agreement, may result in our having to negotiate new or reinstated licenses on less favorable terms or our not having sufficient intellectual property rights to operate our business or cause us to enter into new licenses for different stents. The occurrence of such events could materially harm our business and financial condition.

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

We rely on Cordis to manufacture the ENROUTE stent pursuant to a supply agreement between us and Cordis Corporation. We strive to maintain an inventory of several months’ worth of ENROUTE stents to guard against potential shortfalls in supply, and we estimate that it would take one to two years to find an alternative supplier for our ENROUTE stent and multiple years to identify and seek approval for another stent, and in each case qualify it for use with our other products. In addition, Cordis currently manufactures the ENROUTE stent at a facility in Juarez, Mexico. This facility has previously and in the future could become subject to a COVID-19 outbreak which would cause Cordis to temporarily shut down manufacturing operations, which would in turn present risk to the ongoing supply of our stents used in TCAR procedures. The current political and trade relationship between the United States and Mexico is strained due to the prior administration and could deteriorate further. If Cordis's ability to manufacture the ENROUTE stent is interrupted as a result, or if Cordis experiences a product recall or breaches its supply agreement with us, we may not have a sufficient number of stents for delivery to support TCAR procedures. Finally, we or Hellman & Friedman LLC may wish to re-evaluate certain aspects of the license and supply agreement which may lead to lengthy or costly negotiations. Any shortfall in the supply of ENROUTE stents may result in lower adoption rates for TCAR, fewer TCAR procedures being performed generally, and a material adverse effect on our business, financial condition and results of operations.

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

•Inability of suppliers to comply with applicable provisions of the FDA’s Quality System Regulation, or QSR or other applicable laws or regulations enforced by the FDA and other state and applicable regulatory authorities;

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

The total addressable market for TCAR is limited by a number of factors. Approximately 166,000 patients with carotid artery disease in the United States received treatment in the form of surgical or endovascular intervention in 2019. Of this group, we estimate that approximately one-third would be outside the scope of the FDA-approved labeling for the ENROUTE stent, as those patients are not deemed to be at high risk for adverse events from CEA, or high surgical risk. Although we have submitted a PMA supplement to the FDA to expand the labeling for the ENROUTE stent to treat patients at standard risk for adverse events from CEA, the current FDA-approved labeling for the ENROUTE stent is limited to patients at high risk for adverse events from CEA. Patients at high risk for adverse events from CEA are defined as having significant comorbidities and/or anatomic risk factors, and/or advanced age, that would make them riskier candidates for CEA. Furthermore, the safety and effectiveness of TCAR has not been established for certain patients. For example, the FDA-cleared labeling for the ENROUTE NPS states that patients should have at least five centimeters of common carotid artery free of significant disease for initial access to the artery and positioning of the ENROUTE sheath. In addition, per the FDA-approved labeling for the ENROUTE stent, TCAR is limited to asymptomatic patients with carotid artery stenosis of at least 80% and symptomatic patients with carotid artery stenosis of at least 50%, both of which must also be high surgical risk. In addition, physicians may choose to perform CEA in patients with certain anatomical characteristics, including heavily calcified carotid arteries, calcified lesions and severe vessel tortuosity. Finally, current labeling for our products includes contraindications for certain patients, thus further reducing our total addressable market.

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

We currently maintain our manufacturing and much of our research and development and non-field-based sales, general and administrative operations in a building located in Sunnyvale, California, which is situated on or near earthquake fault lines, and we do not yet have redundant manufacturing and distribution facilities. Should our building be significantly damaged or destroyed by natural or man-made disasters, such as earthquakes, fires or other events, it could take months to relocate or rebuild, during which time our employees may seek other positions, our research, development and manufacturing would cease or be delayed and our products may be unavailable. Moreover, the use of a new facility or new manufacturing, quality control, or environmental control equipment or systems generally requires FDA review and, with respect to certain products, approval of a PMA supplement. Because of the time required to authorize manufacturing in a new facility under FDA, the State of California and non-U.S. regulatory requirements, we may not be able to resume production on a timely basis even if we are able to replace production capacity in the event we lose manufacturing capacity. While we maintain property and business interruption insurance, such insurance has limits and would only cover the cost of rebuilding and relocating and lost revenue, but not general damage, losses caused by earthquakes, losses we may suffer due to our products being replaced by competitors’ products or loss in value due to associated decreases in our stock price. The inability to perform our research, development and manufacturing activities, combined with our limited inventory of materials and components and manufactured products, may cause physicians to discontinue using our products or harm our reputation, and we may be unable to reestablish relationships with such physicians in the future. Consequently, a catastrophic event at our facility could have a material adverse effect on our business, financial condition and results of operations.

Furthermore, the current lease for our manufacturing facility expires in 2024, and our operations are growing at a pace that may require us to find a replacement or expansion facility in California sooner. We may be unable to renew our lease or find a new facility on commercially reasonable terms. If we were unable or unwilling to renew at the proposed rates, relocating our manufacturing facility would involve significant expense in connection with the movement and installation of key manufacturing equipment and any necessary recertification with regulatory bodies, and we cannot assure investors that such a move would not delay or otherwise adversely affect our manufacturing activities or operating results. If our manufacturing capabilities were impaired by our move, we may not be able to manufacture and ship our products in a timely manner, which would adversely impact our business.

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

Our industry is highly competitive, subject to change and significantly affected by new product introductions and other activities of industry participants. We are initially positioning TCAR as an alternative to CEA and CAS in high surgical risk patients. CEA has historically been performed by vascular surgeons as the primary surgical solution for carotid artery disease. The major manufacturers of products, such as patches and shunts, used in connection with CEA include LeMaitre Vascular, Getinge / Maquet, Baxter, Terumo, Gore and Edwards. Some competitors market products for use in CAS, such as peripheral access kits, stents, distal and proximal embolic protection devices, guidewires, balloons and sheaths. Such companies include Abbott, Boston Scientific, Cordis, Medtronic, Terumo, Gore, Contego Medical and InspireMD. These technologies, other products that are in current clinical trials, new drugs or additional indications for existing drugs could demonstrate better safety, effectiveness, clinical results, lower costs or greater physician and patient acceptance.

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

•The scope and timing of investment in our sales force and physician training;

•The scope, rate of progress and cost of our research and development activities, current or future clinical studies and additional regulatory clearances or approvals;

•The scope and timing of investment in acute ischemic stroke and other neurovascular and cardiac products we develop;

•The costs associated with any current or future product recall that may occur;

•The costs of attaining, defending and enforcing our intellectual property rights;

•The impact of COVID-19, including new variants, on our business and operations;

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

As of June 30, 2021, we had an aggregate of approximately $49.0 million in principal outstanding under our Loan Agreement with Stifel Bank. We must make significant interest-only monthly payments under the Loan Agreement, which has diverted and will continue to divert resources from other activities. Our obligations under the Loan Agreement are collateralized by substantially all of our assets, excluding intellectual property, and we are subject to customary affirmative and negative covenants, including covenants limiting our ability and the ability of our subsidiaries to, among other things, dispose of assets, effect certain mergers, incur debt, grant liens, pay dividends and distributions on capital stock, make investments and acquisitions, and enter into transactions with affiliates, in each case subject to customary exceptions for a loan facility of this size and type. The covenants related to the Loan Agreement, as well as any future financing agreements into which we may enter, may restrict our ability to finance our operations and engage in, expand or otherwise pursue our business activities and strategies. While we have not previously breached and are not currently in breach of these or any other covenants contained in our Loan Agreement, there can be no guarantee that we will not breach these covenants in the future. Our ability to comply with these covenants may be affected by events beyond our control, and future breaches of any of these covenants could result in a default under the Loan Agreement. If not waived, future defaults could cause all of the outstanding indebtedness under the Loan Agreement to become immediately due and payable, termination of commitments to extend further credit, a 5% increase in the applicable rate of interest and the exercise by the lender of other rights and remedies provided for under the Loan Agreement. If we do not have or are unable to generate sufficient cash available to repay our debt obligations when they become due and payable, either upon maturity or in the event of a default, our assets could be foreclosed upon and we may not be able to obtain additional debt or equity financing on favorable terms, if at all, which may negatively impact our ability to operate and continue our business as a going concern.

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

Our long-term strategy is to increase our international presence, including but not limited to securing regulatory approvals in Japan and China. We currently have the right to affix the CE Mark to our products, allowing us to commercialize in Europe in the future if we choose to do so. This strategy may include establishing and maintaining physician outreach and education capabilities outside of the United States and expanding our relationships with international distributors, providers and payers. Doing business internationally involves a number of risks, including:

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

Additionally, pursuant to the terms of our existing intellectual property license and supply agreement with Cordis, there are certain restrictions on our ability to sell the ENROUTE stent through select direct competitors of Cordis Corporation. If we are unable to locate international distributors that are not select direct competitors to Cordis Corporation, to market and sell our ENROUTE stent, our ability to expand our business internationally may be harmed, which could have a material adverse effect on our business, financial condition and results of operations.

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

In addition, we are required to investigate all product complaints we receive, and timely file reports with the FDA, including MDRs that require that we report to regulatory authorities if our products may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction were to recur.  If these reports are not submitted in a timely manner, regulators may impose sanctions and we may be subject to product liability or regulatory enforcement actions, including warning letters, untitled letters, fines, civil penalties, recalls, seizures, operating restrictions, denial of requests for 510(k) clearance or premarket approval of new products, new intended uses or modifications to existing products, withdrawal of current 510(k) clearances or premarket approvals and narrowing of approved or cleared product labeling, all of which could harm our business.  In addition, the FDA may provide notice of and conduct additional inspections, such as “for cause” inspections, of our business, sites and facilities as part of its review process. As of July 31, 2021, we had filed 373 MDR reports with the FDA for adverse events and device malfunctions including, but not limited to, stroke, arterial dissection, tip detachment, stent thrombosis and wound complications.

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

Our manufacturing and design processes and those of our third-party component suppliers are required to comply with the QSR and the European Union’s Medical Device Directive, or MDD, both of which cover procedures and documentation of the design, testing, production, control, quality assurance, labeling, packaging, storage and shipping of our products. We are also subject to similar state requirements and licenses, and to ongoing ISO 13485 compliance in our operations, including design, manufacturing, and service, to maintain our CE Mark. In addition, we must engage in extensive recordkeeping and reporting and must make available our facilities and records for periodic unannounced inspections by governmental agencies, including the FDA, state authorities, EU Notified Bodies and comparable agencies in other countries. If we fail a regulatory inspection, our operations could be disrupted and our manufacturing interrupted. Failure to take timely and adequate corrective action in response to an adverse regulatory inspection could result in, among other things, a shutdown of our manufacturing or product distribution operations, significant fines, suspension of marketing clearances and approvals, seizures or recalls of our device, operating restrictions and criminal prosecutions, any of which would cause our business to suffer. Furthermore, our key component suppliers may not currently be or may not continue to be in compliance with applicable regulatory requirements, which may result in manufacturing delays for our products and cause our revenue to decline.

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

The European Union has released regulations to ensure patient safety with the use of pharmaceuticals, medical devices and in-vitro diagnostics. The new regulations replace predecessor directives and emphasize a global convergence of regulations. Major changes include:

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

•The market price of our common stock is likely to be highly volatile and may fluctuate substantially due to many factors, including:

•Changes in analysts’ estimates, investors’ perceptions, recommendations by securities analysts, the loss of analyst coverage or our failure to achieve analysts’ estimates;

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

		S-1	333-233044	10.10	8/6/2019
10.11**	Lease Agreement by and between the registrant and Hanover Properties Ltd., dated November 30, 2017.	S-1	333-230045	10.11	3/4/2019
10.12**	Director Offer Letter for Donald Zurbay dated as of February 6, 2018.	S-1/A	333-230045	10.13	3/25/2019
10.13+**	Confirmatory Employment Letter between the registrant and Erica Rogers, dated as of March 21, 2019.	S-1/A	333-230045	10.14	3/25/2019
10.14+**	Confirmatory Employment Letter between the registrant and Lucas Buchanan, dated as of March 21, 2019.	S-1/A	333-230045	10.15	3/25/2019
10.15+**	Confirmatory Employment Letter between the registrant and Richard Ruedy, dated as of March 21, 2019.	S-1/A	333-230045	10.16	3/25/2019
10.16+**	Confirmatory Employment Letter between the registrant and Andrew Davis, dated as of March 21, 2019.	S-1/A	333-230045	10.17	3/25/2019
10.17+**	Change in Control and Severance Agreement between the registrant and Erica Rogers, dated as of March 21, 2019.	S-1/A	333-230045	10.18	3/25/2019
10.18+**	Change in Control and Severance Agreement between the registrant and Lucas Buchanan, dated as of March 21, 2019.	S-1/A	333-230045	10.19	3/25/2019
10.19+**	Change in Control and Severance Agreement between the registrant and Richard Ruedy, dated as of March 21, 2019.	S-1/A	333-230045	10.20	3/25/2019
10.20+**	Change in Control and Severance Agreement between the registrant and Andrew Davis, dated as of March 21, 2019.	S-1/A	333-230045	10.21	3/25/2019
10.21**	Loan and Security Agreement, dated October 29, 2020, by and between the registrant and Stifel Bank.	8-K/A	001-38847	10.1	11/4/2020
10.22**†	First Amendment to Loan and Security Agreement, dated January 15, 2021, by and between the registrant and Stifel Bank.	10-Q	001-38847	10.22	5/10/2021
10.23*	Lease Agreement by and between the registrant and ARHC UHPTHMN01 LLC, dated May 12, 2021.

31.1*	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

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

SILK ROAD MEDICAL, INC.

August 6, 2021	By:	/s/ Erica J. Rogers
Erica J. Rogers
President, Chief Executive Officer and Director (principal executive officer)

August 6, 2021	By:	/s/ Lucas W. Buchanan
Lucas W. Buchanan
Chief Financial Officer and Chief Operating Officer (principal financial officer and principal accounting officer)