Form 10-Q
period 2021-09-30
Silk Road Medical Inc
filed 2021-11-09
CIK 1397702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________________

FORM 10-Q

REGISTRATION STATEMENT

Under

The Securities Act of 1933

______________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of October 31, 2021, the number of outstanding shares of the registrant's common stock, par value $0.001 per share, was 34,896,409.

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

Part I. Financial Information

Item 1: Unaudited Condensed Financial Statements

Silk Road Medical, Inc.

Condensed Balance Sheets

(unaudited)

(in thousands, except share and per share data)	September 30,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$105,642	$69,466
Short-term investments	17,127	78,016
Accounts receivable, net	10,976	9,070
Inventories	16,049	9,989
Prepaid expenses and other current assets	4,662	6,787
Total current assets	154,456	173,328
Property and equipment, net	5,132	2,844
Restricted cash	232	310
Other non-current assets	5,711	2,832
Total assets	$165,531	$179,314
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$4,908	$2,598
Accrued liabilities	16,011	16,957
Total current liabilities	20,919	19,555
Long-term debt	48,652	48,533
Other liabilities	7,781	3,726
Total liabilities	77,352	71,814
Commitments and contingencies (Note 7)
Stockholders' equity:
Preferred stock, $0.001 par value
Shares authorized: 5,000,000 at September 30, 2021 and December 31, 2020
Shares issued and outstanding: none at September 30, 2021 and December 31, 2020
Common stock, $0.001 par value	—	—
Shares authorized: 100,000,000 at September 30, 2021 and December 31, 2020
Shares issued and outstanding: 34,854,822 and 34,249,649 at September 30, 2021 and December 31, 2020, respectively	35	34
Additional paid-in capital	362,152	346,318
Accumulated other comprehensive income	1	39
Accumulated deficit	(274,009)	(238,891)
Total stockholders' equity	88,179	107,500
Total liabilities and stockholders' equity	$165,531	$179,314

The accompanying notes are an integral part of these condensed financial statements.

Silk Road Medical, Inc.

Condensed Statements of Operations and Comprehensive Loss

(unaudited)

(in thousands, except share and per share data)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenue	$24,701	$20,067	$73,210	$54,093
Cost of goods sold	6,076	5,488	18,213	16,074
Gross profit	18,625	14,579	54,997	38,019
Operating expenses:
Research and development	6,867	4,711	19,611	11,232
Selling, general and administrative	25,049	19,202	68,792	54,652
Total operating expenses	31,916	23,913	88,403	65,884
Loss from operations	(13,291)	(9,334)	(33,406)	(27,865)
Interest income	42	249	183	951
Interest expense	(633)	(1,215)	(1,884)	(3,620)
Other income (expense), net	(3)	(15)	(11)	(74)
Net loss	(13,885)	(10,315)	(35,118)	(30,608)
Other comprehensive loss:
Unrealized gain (loss) on investments, net	(2)	(164)	(38)	150
Net change in other comprehensive loss	(2)	(164)	(38)	150
Net loss and comprehensive loss	$(13,887)	$(10,479)	$(35,156)	$(30,458)
Net loss per share, basic and diluted	$(0.40)	$(0.31)	$(1.02)	$(0.94)
Weighted average common shares used to compute net loss per share, basic and diluted	34,736,015	33,757,599	34,536,980	32,597,007

The accompanying notes are an integral part of these condensed financial statements.

Silk Road Medical, Inc.

Condensed Statements of Stockholders' Equity

(unaudited)

(in thousands, except share data)	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total
Balances at December 31, 2020	34,249,649	$34	$346,318	$(238,891)	$39	$107,500
Exercise of stock options	163,151	—	848	—	—	848
Issuance of common stock upon release of restricted stock units	25,490	—	—	—	—	—
Stock-based compensation	—	—	3,533	—	—	3,533
Net loss	—	—	—	(10,694)	—	(10,694)
Unrealized loss on investments, net	—	—	—	—	(33)	(33)
Balances at March 31, 2021	34,438,290	34	350,699	(249,585)	6	101,154
Exercise of stock options	155,443	1	1,030	—	—	1,031
Issuance of common stock upon release of restricted stock units	2,792	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	26,884	—	1,086	—	—	1,086
Stock-based compensation	—	—	3,409	—	—	3,409
Net loss	—	—	—	(10,539)	—	(10,539)
Unrealized loss on investments, net	—	—	—	—	(3)	(3)
Balances at June 30, 2021	34,623,409	35	356,224	(260,124)	3	96,138
Exercise of stock options	230,105	—	2,242	—	—	2,242
Issuance of common stock upon release of restricted stock units	1,308	—	—	—	—	—
Stock-based compensation	—	—	3,686	—	—	3,686
Net loss	—	—	—	(13,885)	—	(13,885)
Unrealized loss on investments, net	—	—	—	—	(2)	(2)
Balances at September 30, 2021	34,854,822	$35	$362,152	$(274,009)	$1	$88,179

(in thousands, except share data)	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total
Balances at December 31, 2019	31,255,267	$31	$263,384	$(191,526)	$2	$71,891
Exercise of stock options	140,370	—	274	—	—	274
Stock-based compensation	—	—	1,293	—	—	1,293
Net loss	—	—	—	(9,941)	—	(9,941)
Unrealized gains on investments, net	—	—	—	—	440	440
Balances at March 31, 2020	31,395,637	31	264,951	(201,467)	442	63,957
Issuance of common stock in connection with public offering, net of underwriting discount, commissions and offering costs of $4,457	1,923,076	2	70,541	—	—	70,543
Exercise of stock options	265,467	1	603	—	—	604
Issuance of common stock under employee stock purchase plan	25,919	—	801	—	—	801
Stock-based compensation	—	—	1,654	—	—	1,654
Net loss	—	—	—	(10,353)	—	(10,353)
Unrealized loss on investments, net	—	—	—	—	(126)	(126)
Balances at June 30, 2020	33,610,099	34	338,550	(211,820)	316	127,080
Exercise of stock options	278,978	—	1,131	—	—	1,131
Stock-based compensation	—	—	2,006	—	—	2,006
Net loss	—	—	—	(10,315)	—	(10,315)
Unrealized loss on investments, net	—	—	—	—	(164)	(164)
Balances at September 30, 2020	33,889,077	$34	$341,687	$(222,135)	$152	$119,738

The accompanying notes are an integral part of these condensed financial statements.

Silk Road Medical, Inc.

Condensed Statements of Cash Flows

(unaudited)

(in thousands)	Nine Months Ended
	September 30,
	2021	2020
Cash flows from operating activities
Net loss	$(35,118)	$(30,608)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	723	563
Stock-based compensation expense	10,628	4,953
Amortization of premiums on investments, net	451	145
Amortization of debt discount and debt issuance costs	119	35
Amortization of right-of-use asset	627	447
Non-cash interest expense	193	249
Loss on disposal of property and equipment	—	51
Change in provision for doubtful accounts receivable	—	(26)
Provision for excess and obsolete inventories	56	109
Changes in assets and liabilities:
Accounts receivable	(1,906)	(771)
Inventories	(3,744)	(732)
Prepaid expenses and other current assets	(2,014)	(565)
Other assets	(107)	200
Accounts payable	1,304	29
Accrued liabilities	629	(2,054)
Other liabilities	656	176
Net cash used in operating activities	(27,503)	(27,799)
Cash flows from investing activities
Purchases of property and equipment	(2,006)	(587)
Purchases of investments	—	(58,884)
Proceeds from maturity of investments	60,400	37,180
Net cash provided by (used in) investing activities	58,394	(22,291)
Cash flows from financing activities
Proceeds from public offerings, net of underwriting discount, commissions and offering costs paid	—	70,568
Proceeds from issuance of common stock	5,207	2,809
Net cash provided by financing activities	5,207	73,377
Net change in cash, cash equivalents and restricted cash	36,098	23,287
Cash, cash equivalents and restricted cash, beginning of period	69,776	39,491
Cash, cash equivalents and restricted cash, end of period	$105,874	$62,778
Supplemental disclosure of cash flow information
Cash paid for interest	$1,571	$3,336
Noncash investing and financing activities:
Accounts payable and accrued liabilities for purchases of property and equipment	$1,298	$118
Offering costs in accrued liabilities	—	25
Right-of-use asset obtained in exchange for lease obligation	$3,398	$—

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

2.    Summary of Significant Accounting Policies

Basis of Preparation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, or U.S. GAAP, and applicable rules and regulations of the Securities and Exchange Commission, or SEC, regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP have been condensed or omitted, and accordingly the balance sheet as of December 31, 2020, and related disclosures, have been derived from the audited financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements. These unaudited condensed financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for the fair statement of the Company’s condensed financial information. The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any other interim period or for any other future year.

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

Silk Road Medical, Inc.

Notes to Condensed Financial Statements

(unaudited)

Due to the coronavirus (“COVID-19”) pandemic, there has been continued uncertainty and disruption in the global economy and financial markets. While some of the uncertainties began to lift throughout the first half of 2021, new virus variants, and increased infection rates during this period make the current COVID-related environment highly volatile and uncertain. The Company expect these challenges to continue to impact the number of TCAR procedures in 2021, with procedure volumes impacted by increased COVID-19 hospitalizations and hospital capacity constraints due to the COVID-19 Delta variant. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of September 30, 2021. The Company has also considered information available to it as of the date of issuance of these financial statements and is not aware of any specific events or circumstances that would require an update to its estimates or judgments, or a revision to the carrying value of its assets or liabilities. These estimates may change as new events occur and additional information becomes available. Actual results could differ materially from these estimates.

Fair Value of Financial Instruments

The Company has evaluated the estimated fair value of its financial instruments as of September 30, 2021 and December 31, 2020. The carrying amounts of certain of the Company’s financial instruments, which include cash equivalents, short-term investments, restricted cash, accounts receivable, accounts payable and accrued liabilities approximate their respective fair values because of the short-term nature of these instruments. Management believes that its long-term debt bears interest at the prevailing market rates for instruments with similar characteristics (Level 2 within the fair value hierarchy); accordingly, the carrying value of this instrument approximates its fair value.

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents. Cash equivalents are considered available-for-sale marketable securities and are recorded at fair value, based on quoted market prices. As of September 30, 2021 and December 31, 2020, the Company’s cash equivalents are entirely comprised of investments in money market funds.

Restricted cash as of September 30, 2021 and December 31, 2020 consists of a letter of credit of $232,000 and $310,000, respectively, representing collateral for the Company's facility lease in California.

Investments

Short-term investments consist of debt securities classified as available-for-sale and have original maturities greater than 90 days, but less than one year as of the balance sheet date. Long-term investments have maturities greater than one year as of the balance sheet date. All investments are recorded at fair value based on the fair value hierarchy. Money market funds and United States treasury bills with an original maturity less than 90 days are classified within Level 1 of the fair value hierarchy, and commercial paper, corporate bonds/notes, United States Government securities, and asset-backed securities are classified within Level 2 of the fair value hierarchy. Unrealized gains and losses, deemed temporary in nature, are reported as a separate component of accumulated other comprehensive income (loss). The cost of available-for-sale investments sold is based on the specific-identification method. Realized gains and losses are included in earnings and are derived for specific-identification method for determining the costs of investments sold and were insignificant for the three and nine months ended September 30, 2021 and 2020. Amortization of premiums and accretion of discounts are reported as a component of interest income.

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

Concentration of Credit Risk, and Other Risks and Uncertainties

The Company is subject to risks related to public health crises such as the global pandemic associated with COVID-19, which has spread to most countries and all 50 states within the United States. The COVID-19 outbreak has negatively impacted, and may continue to negatively impact the Company’s operations, its revenue and overall financial condition by

Silk Road Medical, Inc.

Notes to Condensed Financial Statements

(unaudited)

significantly decreasing the number of TCAR procedures performed. The number of TCAR procedures performed, similar to other surgical procedures, has significantly decreased as health care organizations globally prioritized the treatment of patients with COVID-19. In the past governmental authorities have recommended, and in certain cases required, that elective, specialty and other procedures and appointments, be suspended or canceled to focus limited resources and personnel and hospital capacity toward the treatment of COVID-19 and to avoid exposing patients to COVID-19. These measures and challenges will likely continue for the duration of the pandemic, which is uncertain, and will continue to negatively impact the Company’s revenue while the pandemic continues. New virus variants, and increased infection rates continue to make the current COVID-related environment highly volatile and uncertain.

Financial instruments that potentially subject the Company to credit risk consist of cash and cash equivalents, investments and accounts receivable to the extent of the amounts recorded on the balance sheet. Cash, cash equivalents, and investments are deposited in financial institutions which, at times, may be in excess of federally insured limits. Cash equivalents are invested in highly rated money market funds and United States treasury bills. The Company invests in a variety of financial instruments, such as, but not limited to, commercial paper, corporate bonds/notes, United States Government securities, asset-backed securities and, by policy, limits the amount of credit exposure with any one financial institution or commercial issuer. The Company has not experienced any material losses on its deposits of cash and cash equivalents or investments during the three and nine months ended September 30, 2021 and 2020.

The Company’s accounts receivable are due from a variety of health care organizations in the United States. At September 30, 2021 and December 31, 2020, no customer represented 10% or more of the Company’s accounts receivable. For the three and nine months ended September 30, 2021 and 2020, there were no customers that represented 10% or more of revenue.

The Company provides for uncollectible amounts when specific credit problems are identified. In doing so, the Company analyzes historical bad debt trends, customer credit worthiness, current economic trends and changes in customer payment patterns when evaluating the adequacy of the allowance for expected credit losses on customer accounts.

The Company manufactures certain of its commercial products in-house. Certain of the Company’s product components and sub-assemblies continue to be manufactured by sole suppliers, the most significant of which is the ENROUTE Transcarotid Stent System, manufactured by Cordis Corporation, or Cordis. Disruption in component or sub-assembly supply from these manufacturers or from in-house production would have a negative impact on the Company’s financial position and results of operations.

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

Silk Road Medical, Inc.

Notes to Condensed Financial Statements

(unaudited)

As a result of the voluntary recall the Company reflected a current asset of $4,160,000 on its balance sheet as of December 31, 2020, relating to the replacement lots and other direct costs to be received from Cordis. This amount includes $2,227,000 of recalled ENROUTE stent delivery systems held in the Company's inventory as of December 31, 2020, $1,696,000 of ENROUTE stent delivery systems in the process of being returned from its customers and other direct costs of $237,000. In addition, the Company established an accrual of $1,696,000 relating to its obligation to provide replacement ENROUTE stent delivery systems to its customers as of December 31, 2020. As of September 30, 2021, the Company has a current asset of $334,000 on its balance sheet, relating to other direct costs to be reimbursed from Cordis. In addition, as of September 30, 2021, the Company has a remaining accrual of $15,000 relating to its obligation to provide replacement ENROUTE stent delivery systems to its customers.

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

As of September 30, 2021 and December 31, 2020, the Company recorded $164,000 and $71,000, respectively, of unbilled receivables, which are included in accounts receivable, net on the condensed balance sheet, as the Company has an unconditional right to payment as of the end of the applicable period.

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

Silk Road Medical, Inc.

Notes to Condensed Financial Statements

(unaudited)

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

Silk Road Medical, Inc.

Notes to Condensed Financial Statements

(unaudited)

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

Comprehensive Loss

Comprehensive loss consists of net loss and changes in unrealized gains and losses on investments classified as available-for-sale. For the three and nine months ended September 30, 2021 and 2020, the Company’s unrealized gains and losses on available-for-sale investments represent the only component of other comprehensive loss that are excluded from the reported net loss and that are presented in the condensed statements of operations and comprehensive loss. Accumulated other comprehensive income or loss is presented in the accompanying condensed balance sheets as a component of stockholders' equity.

Net Loss per Share

Basic net loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the period, without consideration for potential dilutive common shares. Diluted net loss per share is computed by dividing the net loss by the weighted average number of shares of common stock and potentially dilutive securities outstanding for the period. For purposes of the diluted net loss per share calculation, common stock options, and restricted stock units are considered to be potentially dilutive securities. Since the Company was in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share as the inclusion of all potential dilutive common shares would have been anti-dilutive.

Net loss per share was determined as follows (in thousands, except share and per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net loss	$(13,885)	$(10,315)	$(35,118)	$(30,608)
Weighted average common stock outstanding used to compute net loss per share, basic and diluted	34,736,015	33,757,599	34,536,980	32,597,007
Net loss, basic and diluted	$(0.40)	$(0.31)	$(1.02)	$(0.94)

Silk Road Medical, Inc.

Notes to Condensed Financial Statements

(unaudited)

The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted average shares outstanding because such securities have an antidilutive impact due to the Company's net loss:

	September 30,
	2021	2020
Common stock options	3,930,140	4,451,768
Restricted stock units	350,249	44,109
	4,280,389	4,495,877

Segment and Geographical Information

The Company operates and manages its business as one reportable and operating segment. The Company’s chief executive officer, who is the chief operating decision maker, reviews financial information on an aggregate basis for purposes of allocating resources and evaluating financial performance. Primarily all of the Company’s long-lived assets are based in the United States. Long-lived assets are comprised of property and equipment and the Company's right-of-use assets. All of the Company’s revenue was in the United States for the three and nine months ended September 30, 2021 and 2020, based on the shipping location of the external customer.

3.    Recent Accounting Pronouncements

Effective January 1, 2021, the Company adopted ASU 2016-13, Financial Instruments-Credit Losses (Topic 326):"Measurement of Credit Losses on Financial Instruments," which requires measurement and recognition of expected credit losses for most financial assets and certain other instruments. Unrealized losses on available-for-sale debt securities that are attributed to credit risk are recorded through earnings rather than to other comprehensive income. Credit losses relating to available-for-sale debt securities are now recorded through an allowance for credit losses. In addition, Topic 326 also provides new guidance related to the measurement of expected credit losses on the Company’s allowance for bad debt for accounts receivable, which is estimated upon assessment of various factors including historical collection experience, current and future economic market conditions and a review of the current aging status and financial condition of the Company’s customers. The Company adopted the new standard using a modified retrospective transition method, which required a cumulative-effect adjustment, if any, to the opening balance of accumulated deficit to be recognized on the date of adoption. The Company did not have any cumulative-effect adjustments as of the date of adoption.

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

4.    Fair Value Measurements

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including cash equivalents and investments. Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. A three-tier fair value hierarchy is established as a basis for considering such assumptions and for inputs used in the valuation methodologies in measuring fair value:

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

The following tables sets forth by level within the fair value hierarchy the Company’s assets that are reported at fair value as of September 30, 2021 and December 31, 2020, using the inputs defined above (in thousands):

	September 30, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$105,629	$—	$—	$105,629
Commercial paper	—	2,000	—	2,000
U.S. government securities	—	15,127	—	15,127
	$105,629	$17,127	$—	$122,756

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$60,295	$—	$—	$60,295
Commercial paper	—	39,577	—	39,577
Corporate bonds/notes	—	7,969	—	7,969
U.S. government securities	—	38,470	—	38,470
	$60,295	$86,016	$—	$146,311

There were no transfers between fair value hierarchy levels during the three and nine months ended September 30, 2021 and 2020.

5.    Balance Sheet Components

Investments

The fair value of the Company's available-for-sale investments as of September 30, 2021 and December 31, 2020 are as follows (in thousands):

	September 30, 2021
		Gross Unrealized		Estimated
	Amortized Cost	Gains	Losses	Fair Value
Money market funds	$105,629	$—	$—	$105,629
Commercial paper	2,000	—	—	2,000
U.S. government securities	15,126	1	—	15,127
	$122,755	$1	$—	$122,756
Classified as:
Cash equivalents				$105,629
Short-term investments				17,127
				$122,756

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
				$146,311

All of the Company’s cash equivalents and short-term investments mature within one year as of September 30, 2021 and December 31, 2020. Available-for-sale investments held as of September 30, 2021 had a weighted average days to maturity of 41 days.

The following table presents the Company's available-for-sale investments that were in an unrealized loss position as of September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021		December 31, 2020
	Less than 12 months		Less than 12 months
Assets:	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate bonds/notes	$—	$—	$5,369	$(1)
U.S. government securities	—	—	10,128	(2)
	$—	$—	$15,497	$(3)

Inventories

Components of inventories were as follows (in thousands):

	September 30,	December 31,
	2021	2020
Raw materials	$2,195	$1,785
Finished products	13,876	10,599
	16,071	12,384
Less: Reserve for excess and obsolete	(23)	(2,395)
	$16,049	$9,989

Silk Road Medical, Inc.

Notes to Condensed Financial Statements

(unaudited)

As of September 30, 2021 and December 31, 2020, there were no work-in-process inventories. The reserve for excess and obsolete inventory at September 30, 2021 and December 31, 2020, included $5,000 and $2,377,000, respectively, associated with the Company's voluntary product recall.

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	September 30,	December 31,
	2021	2020
Accrued payroll and related expenses	$10,228	$9,573
Provision for sales returns	410	820
Accrued professional services	1,909	2,520
Recall replacement obligation	15	1,696
Operating lease liability	1,003	850
Accrued royalty expense	608	518
Deferred revenue	448	206
Accrued travel expenses	552	237
Accrued clinical expenses	150	113
Accrued other expenses	688	424
Total	$16,011	$16,957

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

The Company also concurrently entered in a Success Fee Agreement in October 2020 with Stifel Bank, which requires that the Company pay Stifel Bank the lesser of 0.75% of the original principal amount of all credit extensions made under the Loan Agreement or $375,000 in the event the Company completes a Liquidity Event (liquidation, merger, sale of the Company or change in control). The Success Fee Agreement terminates on October 29, 2025. The Company has determined the probability of a Liquidity Event to be remote and accordingly, has not recognized a liability as of September 30, 2021.

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

As of September 30, 2021, the aggregate outstanding principal balance under the Loan Agreement was $49,000,000 and the annual interest rate was 4.75%. As of September 30, 2021, the Company was in compliance with all applicable financial covenants. As of September 30, 2021, management does not believe that it is probable that the above events of default will be triggered within the next twelve months, therefore, the debt is classified as long-term on the condensed balance sheet.

Future maturities under the Loan Agreement as of September 30, 2021 are as follows (in thousands):

Period Ending December 31:	Amount
2021	$588
2022	6,257
2023	25,749
2024	21,457
54,051
Less: Amount representing interest	(5,051)
Less: Amount representing debt discount and debt issuance costs	(348)
Present value of minimum payments	$48,652

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

Operating lease costs were $369,000 and $217,000 for the three months ended September 30, 2021 and 2020, respectively, and $875,000 and $652,000 for the nine months ended September 30, 2021 and 2020, respectively. Cash paid (net of tenant improvement allowances receivable) for amounts included in the measurement of operating lease liabilities was $(1,043,000) and $197,000 for the three months ended September 30, 2021 and 2020, respectively, and $(650,000) and $569,000 for the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021, the weighted average discount rate was approximately 6.50% and the weighted average remaining lease term was 6.15 years. Balance sheet information as of September 30, 2021 and December 31, 2020 consists of the following (in thousands):

	September 30,	December 31,
Operating Lease:	2021	2020
Operating lease right-of-use assets in other non-current assets	$5,569	$2,798
Operating lease liabilities in accrued liabilities	$1,003	$850
Operating lease liabilities in other liabilities	6,574	2,850
Total operating lease liabilities	$7,577	$3,700

The following table summarizes the Company’s operating lease maturities as of September 30, 2021 (in thousands):

Period Ending December 31:	Amount
2021	$(300)
2022	1,576
2023	1,970
2024	1,767
2025	886
2026 and thereafter	3,686
Total lease payments	$9,585
Less: interest	(2,008)
Total lease liabilities	$7,577

Purchase Obligations

Purchase obligations consist of agreements to purchase goods and services entered into in the ordinary course of business. As of September 30, 2021, the Company had non-cancellable purchase obligations to suppliers of $11,471,000.

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

Silk Road Medical, Inc.

Notes to Condensed Financial Statements

(unaudited)

The Company indemnifies each of its directors and officers for certain events or occurrences, subject to certain limits, while the director is or was serving at the Company’s request in such capacity, as permitted under Delaware law and in accordance with its certificate of incorporation and bylaws. The term of the indemnification period lasts as long as a director may be subject to any proceeding arising out of acts or omissions of such director in such capacity. The maximum amount of potential future indemnification is unlimited; however, the Company currently holds director liability insurance. The Company believes that the fair value of these indemnification obligations is minimal. Accordingly, the Company has not recognized any liabilities relating to these obligations as of September 30, 2021.

Contingencies

The Company is not involved in any pending legal proceedings that it believes could have a material adverse effect on its financial condition, results of operations or cash flows. From time to time, the Company may pursue litigation to assert its legal right and such litigation may be costly and divert the efforts and attention of its management and technical personnel which could adversely affect its business. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. There were no contingent liabilities requiring accrual at September 30, 2021 and December 31, 2020.

8.    Stockholders’ Equity

Preferred Stock

At September 30, 2021, the Company’s certificate of incorporation, as amended and restated, authorizes the Company to issue up to 5,000,000 shares of preferred stock with $0.001 par value per share, of which no shares were issued and outstanding.

Common Stock

At September 30, 2021, the Company’s certificate of incorporation, as amended and restated, authorizes the Company to issue up to 100,000,000 shares of common stock with $0.001 par value per share, of which 34,854,822 shares were issued and outstanding. The holders of common stock are also entitled to receive dividends whenever funds are legally available, when and if declared by the Board of Directors. As of September 30, 2021, no dividends have been declared to date. Each share of common stock is entitled to one vote.

9.    Stock Option Plans

In March 2019, the Company’s Board of Directors approved the adoption of the 2019 Equity Incentive Plan, or the 2019 Plan, which became effective immediately prior to the Company's initial public offering in April 2019. The 2019 Plan replaced the 2007 Stock Option Plan which was terminated immediately prior to consummation of the Company’s initial public offering, collectively the “Plans.” The 2019 Plan provides for the grant of incentive stock options, or ISOs, to employees and for the grant of nonqualified stock options, or NSOs, restricted stock, restricted stock units, stock appreciation rights, performance units and performance shares to employees, directors and consultants. A total of 2,317,000 shares of common stock were initially reserved for issuance pursuant to the 2019 Plan. In addition, the shares reserved for issuance under the 2019 Plan will also include shares reserved but not issued under the 2007 Stock Option Plan, plus any share awards granted under the 2007 Stock Option Plan that expire or terminate without having been exercised in full or that are forfeited or repurchased. In addition, the number of shares available for issuance under the 2019 Plan includes an annual increase on the first day of each fiscal year beginning fiscal 2020, equal to the lesser of (i) 3,000,000 shares; (ii) 4.0% of the outstanding shares of common stock as of the last day of the immediately preceding fiscal year; or (iii) an amount as determined by the Board of Directors. As of September 30, 2021, the Company has reserved 5,015,486 shares of common stock for issuance under the 2019 Plan.

Silk Road Medical, Inc.

Notes to Condensed Financial Statements

(unaudited)

A summary of the shares available for issuance under the 2019 Plan is as follows:

Number of Shares
Balances, December 31, 2020	1,790,687
Authorized	1,369,985
Granted / Awarded	(643,960)
Cancelled	91,506
Balances, September 30, 2021	2,608,218

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

Stock option activity under the Company’s Plans is set forth below:

	Options Outstanding
	Number of	Weighted Average	Weighted Average Remaining Contractual Term	Aggregate Intrinsic
	Shares	Exercise Price	(Years)	Value
Balances, December 31, 2020	4,237,828	$16.56	7.38	$197,407
Options granted	323,057	53.94
Options exercised	(548,699)	7.46
Options cancelled	(82,046)	37.61
Balances, September 30, 2021	3,930,140	$20.47	6.97	$137,958
Vested and exercisable at September 30, 2021	2,660,361	$12.41	6.28	$113,810
Vested and expected to vest at September 30, 2021	3,930,140	$20.47	6.97	$137,958

The aggregate intrinsic value of options exercised during the nine months ended September 30, 2021 was $25,146,000. The aggregate intrinsic value was calculated as the difference between the exercise prices of the underlying options and the estimated fair value of the common stock on the date of exercise.

Restricted Stock Units

In March 2020, the Company began granting restricted stock units, or RSUs, under the 2019 Plan. RSUs generally vest over four years in annual equal increments. The fair value of RSUs is based on the Company’s closing stock price on the date of grant. A summary of RSUs activity for the nine months ended September 30, 2021 is as follows:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Balances, December 31, 2020	68,396	$46.16
Awards granted	320,903	53.30
Awards vested	(29,590)	46.32
Awards canceled	(9,460)	55.21
Balances, September 30, 2021	350,249	$52.45
Expected to vest at September 30, 2021	350,249	$52.45

2019 Employee Stock Purchase Plan

In March 2019, the Company's Board of Directors adopted the 2019 Employee Stock Purchase Plan, or 2019 ESPP, under which eligible employees are permitted to purchase common stock at a discount through payroll deductions. A total

Silk Road Medical, Inc.

Notes to Condensed Financial Statements

(unaudited)

of 434,000 shares of common stock were initially reserved for issuance and is increased on the first day of each fiscal year, beginning in 2020, by an amount equal to the lesser of (i) 1,200,000 shares (ii) 1.0% of the outstanding shares of common stock as of the last day of the immediately preceding fiscal year; or (iii) an amount as determined by the Board of Directors. As of September 30, 2021, the Company has reserved 1,089,048 shares of common stock for issuance under the 2019 ESPP. The price of the common stock purchased will be the lower of 85% of the fair market value of the common stock at the beginning of an offering period or at the end of a purchase period. The 2019 ESPP was effective upon adoption by the Company's Board of Directors but was not in use until the completion of the Company's initial public offering in April 2019. The 2019 ESPP is intended to qualify as an employee stock purchase plan within the meaning of Section 423 of the Internal Revenue Code of 1986, as amended.

As of September 30, 2021, 141,059 shares of common stock have been issued to employees participating in the 2019 ESPP and 947,989 shares were available for future issuance under the 2019 ESPP.

Stock-Based Compensation

The Company estimated the fair value of stock options using the Black–Scholes option pricing model. The fair value of employee and nonemployee stock options is being amortized on a straight–line basis over the requisite service period of the awards. The fair value of employee and nonemployee stock options was estimated using the following assumptions for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Expected term (in years)	5.25 - 6.00	5.25 - 6.25	5.25 - 6.25	5.25 - 6.25
Expected volatility	46.7% - 47.3%	48.0% - 49.1%	45.0% - 50.4%	43.0% - 49.1%
Risk-free interest rate	0.75% - 0.82%	0.32% - 0.42%	0.41% - 1.08%	0.32% - 1.41%
Dividend yield	—%	—%	—%	—%

The fair value of the shares to be issued under the Company’s 2019 ESPP was estimated using the Black-Scholes valuation model with the following assumptions for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Expected term (in years)	0.50	0.50	0.50	0.50
Expected volatility	51.5%	76.4%	44.4% - 76.4%	44.4% - 76.4%
Risk-free interest rate	0.03%	0.14%	0.03% - 1.58%	0.14% - 1.58%
Dividend yield	—%	—%	—%	—%

Total stock-based compensation expense relating to the Company's stock options, RSUs and 2019 ESPP during the three and nine months ended September 30, 2021 and 2020 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Cost of goods sold	$144	$91	$452	$244
Research and development expenses	695	304	2,020	726
Selling, general and administrative expenses	2,847	1,611	8,156	3,983
	$3,686	$2,006	$10,628	$4,953

As of September 30, 2021, there was total unrecognized compensation costs of $19,994,000 related to stock options expected to be recognized over a period of approximately 2.60 years, a total of $15,830,000 of unrecognized compensation costs related to unvested RSUs expected to be recognized over a period of approximately 3.18 years and $105,000 of unrecognized compensation costs related to the ESPP, which the Company will recognize over 0.13 years.

Silk Road Medical, Inc.

Notes to Condensed Financial Statements

(unaudited)

10.    401(k) Plan

The Company has a qualified retirement plan under section 401(k) of the Internal Revenue Code (“IRC”) under which participants may contribute up to 90% of their eligible compensation, subject to maximum deferral limits specified by the IRC. Beginning in January 2020, the Company started matching employees' contributions to the 401(k) plan at 50% of the first 5% of compensation deferred to the 401(k) plan. The Company's matching contributions were $308,000 and $195,000 for the three months ended September 30, 2021 and 2020, respectively, and $1,003,000 and $717,000 for the nine months ended September 30, 2021 and 2020, respectively.

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

Also, in May 2020, the underwriters fully exercised their option to purchase 1,021,223 additional shares of common stock from the selling stockholders. We did not receive any of the proceeds from the sale of the shares of common stock by the selling stockholders. As of September 30, 2021, we had cash and cash equivalents of $105.6 million, investments of $17.1 million, long-term debt of $48.7 million and an accumulated deficit of $274.0 million.

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

While some of these restrictions began to lift throughout the first half of 2021, new virus variants, and increased infection rates during this period continue to make the current COVID-related environment highly volatile and uncertain. The ultimate extent of the impact of the COVID-19 pandemic on us remains highly uncertain and will depend on future developments and factors that continue to evolve, including the ability of various regions to effectively manage COVID-19, the extent of the continuing resurgence of COVID-19, the efficacy and extent of distribution of vaccines, and the impact of mutations of COVID-19. Most of these developments and factors are outside of our control and could exist for an extended period of time even after the pandemic might end.

Components of our Results of Operations

Revenue

We currently derive all of our revenue from the sale of our portfolio of TCAR products to hospitals and medical centers in the United States. Each of our products is purchased individually, and the majority of our revenue is derived from sales of the ENROUTE NPS and ENROUTE stent. No single customer accounted for 10% or more of our revenue during the three and nine months ended September 30, 2021 and 2020. We expect revenue to increase in absolute dollars as we expand our sales territories and trained physician base, add new accounts and as existing physicians perform more TCAR procedures. However, we anticipate continued headwinds related to the rapid spread of Covid-19 variants and their nearer term impact on hospital capacity and patient behavior.

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

Research and Development Expenses

Research and development, or R&D, expenses consist primarily of engineering, product development, clinical studies to develop and support our products, regulatory expenses, medical affairs, and other costs associated with products and technologies that are in development. These expenses include employee compensation, including stock-based compensation, supplies, consulting, prototyping, testing, materials, travel expenses, depreciation and an allocation of facilities overhead expenses. Additionally, R&D expenses include costs associated with our clinical studies, including clinical trial design, clinical trial site initiation and study costs, data management, related travel expenses and the cost of products used for clinical trials, internal and external costs associated with our regulatory compliance and quality assurance functions and overhead costs. We expect R&D expenses as a percentage of revenue to vary over time depending on the level and timing of our new product development efforts, as well as our clinical development, clinical trial and other related activities. While some of these restrictions began to lift throughout the first half of 2021, due to new virus variants and increased infections, we anticipate various COVID-19 related policies and restrictions to continue to delay or affect our product development efforts and clinical and regulatory matters at least through the remainder of 2021.

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

Results of Operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2021	2020	2021	2020
Revenue	$24,701	$20,067	$73,210	$54,093
Costs of goods sold	6,076	5,488	18,213	16,074
Gross profit	18,625	14,579	54,997	38,019
Operating expenses:
Research and development	6,867	4,711	19,611	11,232
Selling, general and administrative	25,049	19,202	68,792	54,652
Total operating expenses	31,916	23,913	88,403	65,884
Loss from operations	(13,291)	(9,334)	(33,406)	(27,865)
Interest income (expense), net	(591)	(966)	(1,701)	(2,669)
Other income (expense), net	(3)	(15)	(11)	(74)
Net loss	$(13,885)	$(10,315)	$(35,118)	$(30,608)

Comparison of Three Months Ended September 30, 2021 and 2020

Revenue. Revenue increased $4.6 million, or 23%, to $24.7 million during the three months ended September 30, 2021, compared to the three months ended September 30, 2020. The increase in revenue was attributable to an increase in the number of products sold as we expanded our sales territories, increased the number of new accounts, trained more physicians in TCAR and as physicians performed more TCAR procedures as compared to the prior period. Although revenue increased during the three months ended September 30, 2021, as compared with the prior year period, the COVID-19 pandemic continued to impact revenue as resurgences due to the Delta variant adversely effected hospital capacity and patient behaviors.

Cost of Goods Sold and Gross Margin. Cost of goods sold increased $0.6 million, or 11%, to $6.1 million during the three months ended September 30, 2021, compared to the three months ended September 30, 2020. This increase was attributable to the increase in the number of products sold. Gross margin for the three months ended September 30, 2021 increased to 75%, compared to 73% in the three months ended September 30, 2020. Gross margin in the prior year period included unfavorable production variances as a result of temporarily idled manufacturing operations and lower than anticipated demand due to COVID-19.

Research and Development Expenses. R&D expenses increased $2.2 million, or 46%, to $6.9 million during the three months ended September 30, 2021, compared to $4.7 million during the three months ended September 30, 2020. The increase in R&D expenses was driven by growth in personnel and investment in new and ongoing R&D programs. The increase in R&D expenses was primarily attributable to an increase of $1.7 million in personnel-related expenses, including stock-based compensation, an increase of $0.3 million in product development materials and costs, and an increase of $0.2 million related to the allocated costs of facilities and other related expenses.

Selling, General and Administrative Expenses. SG&A expenses increased $5.8 million, or 30%, to $25.0 million during the three months ended September 30, 2021, compared to $19.2 million during the three months ended September 30, 2020. The increase in SG&A costs was due to the continued expansion of our sales team and commercial efforts,and general corporate and other costs associated with operating as a public company, compared to the third quarter of 2020. The increase in SG&A expenses is primarily attributable to an increase of $4.2 million in payroll and personnel-related expenses, an increase of $0.9 million in physician training and travel related costs, an increase of $0.3 million in consulting, legal and professional fees, an increase of $0.2 million in marketing and tradeshow expenses, and an increase of $0.2 million in software related expense. Personnel-related expenses included stock-based compensation expense of $2.8 million and $1.6 million for the three months ended September 30, 2021 and 2020, respectively.

Interest Income (Expense), Net. Interest income (expense), net decreased $0.4 million, or 39%, to an expense of $0.6 million during the three months ended September 30, 2021, compared to an expense of $1.0 million during the three months ended September 30, 2020. This decrease in net interest expense was attributable to the reduction in interest rate resulting from the October 2020 refinancing of our debt obligations, partially offset by a decrease in interest income due to both lower interest rates and a decrease in our cash and investments balances during the three months ended September 30, 2021 as compared with the prior period.

Other Income (Expense), Net. There were no significant changes within other income (expense), net during the three months ended September 30, 2021, compared to the three months ended September 30, 2020.

Comparison of Nine Months Ended September 30, 2021 and 2020

Revenue. Revenue increased $19.1 million, or 35%, to $73.2 million during the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020. The increase in revenue was attributable to an increase in the number of products sold as we expanded our sales territories, increased the number of new accounts, trained more physicians in TCAR and as physicians performed more TCAR procedures as compared to the prior period. Although revenue increased during the nine months ended September 30, 2021, as compared with the prior year period, the COVID-19 pandemic continued to impact our revenue as resurgences due to the Delta and other variants adversely effected hospital capacity and patient behaviors.

Cost of Goods Sold and Gross Margin. Cost of goods sold increased $2.1 million, or 13%, to $18.2 million during the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020. This increase was attributable to the increase in the number of products sold. Gross margin for the nine months ended September 30, 2021 increased to 75%, compared to 70% in the nine months ended September 30, 2020. Gross margin in the prior year period included unfavorable production variances as a result of temporarily idled manufacturing operations and lower than anticipated demand due to COVID-19.

Research and Development Expenses. R&D expenses increased $8.4 million, or 75%, to $19.6 million during the nine months ended September 30, 2021, compared to $11.2 million during the nine months ended September 30, 2020. The increase in R&D expenses was driven by growth in personnel and investment in new and ongoing R&D programs. The increase in R&D expenses was primarily attributable to an increase of $4.6 million in personnel-related expenses, including stock-based compensation, as a result of increased headcount, an increase of $2.0 million in product development materials and costs, an increase of $1.0 million in clinical and regulatory expense, and an increase of $0.7 million in outside services. The remaining increase related to the allocated costs of facilities and other related expenses partially offset by a decrease in educational grants.

Selling, General and Administrative Expenses. SG&A expenses increased $14.1 million, or 26%, to $68.8 million during the nine months ended September 30, 2021, compared to $54.7 million during the nine months ended September 30, 2020. The increase in SG&A costs was due to the continued expansion of our sales team and commercial efforts, and general corporate and other costs associated with operating as a public company, compared to the prior period. The increase in SG&A expenses is primarily attributable to an increase of $11.2 million in payroll and personnel-related expenses, an increase of $0.7 million in consulting, legal and professional fees, an increase of $1.2 million in physician training and travel related costs, an increase of $0.6 million in software related expense, an increase of $0.2 million in marketing and tradeshow expenses and an increase of $0.2 million in insurance costs. Personnel-related expenses included stock-based compensation expense of $8.2 million and $4.0 million for the nine months ended September 30, 2021 and 2020, respectively.

Interest Income (Expense), Net. Interest income (expense), net decreased $1.0 million, or 36%, to an expense of $1.7 million during the nine months ended September 30, 2021, compared to an expense of $2.7 million during the nine months ended September 30, 2020. This decrease in net interest expense was attributable to the reduced interest rate as a result of the October 2020 refinancing of our debt obligations, partially offset by a decrease in interest income due to lower interest rates during the nine months ended September 30, 2021 as compared with the prior period.

Other Income (Expense), Net. There were no significant changes within other income (expense), net during the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020.

Liquidity and Capital Resources

As of September 30, 2021, we had cash and cash equivalents of $105.6 million, investments of $17.1 million, an accumulated deficit of $274.0 million and $48.7 million outstanding under our Loan Agreement, net of issuance costs.

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

We believe that our cash and cash equivalents and available-for-sale investments as of September 30, 2021, together with our expected revenue will be sufficient to meet our capital requirements and fund our operations for at least the next 12 months.

Cash Flows

The following table summarizes our cash flows for each of the periods presented below:

	Nine Months Ended
	September 30,
(in thousands)	2021	2020
Net cash (used in) provided by:
Operating activities	$(27,503)	$(27,799)
Investing activities	58,394	(22,291)
Financing activities	5,207	73,377
Net increase (decrease) in cash, cash equivalents and restricted cash	$36,098	$23,287

Net Cash Used in Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2021 was $27.5 million, consisting primarily of a net loss of $35.1 million and an increase in net operating assets of $5.2 million, partially offset by non-cash charges of $12.8 million. The increase in net operating assets was primarily due to increases in accounts receivable and inventories to support the growth of our operations, an increase in prepaid expenses and other current assets primarily due to timing of insurance premium payments and decreases in accounts payable, accrued and other liabilities, due to timing of payments. The non-cash charges primarily consisted of stock-based compensation, depreciation and amortization, amortization of premiums on investments and of right-of-use assets, non-cash interest expense and provision for excess and obsolete inventories.

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

Net Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities in the nine months ended September 30, 2021 was $58.4 million. Cash provided by investing reflected maturities of investments of $60.4 million offset by purchases of property and equipment of $2.0 million.

Net cash used in investing activities in the nine months ended September 30, 2020 was $22.3 million. Cash used in investing reflected purchases of purchases of property and equipment of $0.6 million and net purchases of investments of $21.7 million.

Net Cash Provided by Financing Activities

Net cash provided by financing activities in the nine months ended September 30, 2021 was $5.2 million consisting of proceeds from stock option exercises and purchases under our employee stock purchase plan.

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

Contractual Obligations and Commitments

As of September 30, 2021, our principal obligations consist of the operating leases for our facilities, our Loan Agreement with Stifel Bank and non-cancellable inventory purchase commitments. The non-cancellable purchase commitments primarily consist of ENROUTE stents and other inventory components.

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

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and assumptions for the reported amounts of assets, liabilities, revenue, expenses and related disclosures. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and any such differences may be material. There have been no significant and material changes in our critical accounting policies during the three and nine months ended September 30, 2021, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Conditions and Results of Operations - Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 1, 2021.

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

Interest Rate Risk

We had cash, cash equivalents and investments of $122.8 million as of September 30, 2021 which consisted of bank deposits, money market funds, U.S. government securities and commercial paper. The primary objectives of our investment activities are the preservation of capital and support of our liquidity requirements. Our investments are exposed to market risk due to fluctuations in interest rates, which may affect our income and the fair market value of our investments.

We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. A hypothetical 10% change in interest rates would not have a material impact on the value of our cash and cash equivalents or our investments as of September 30, 2021.

Credit Risk

As of September 30, 2021 and December 31, 2020, our cash and cash equivalents were maintained with two financial institutions in the United States, and our current deposits are likely in excess of insured limits. We have reviewed the financial statements of these institutions and believe each to have sufficient assets and liquidity to conduct its operations in the ordinary course of business with little or no credit risk to us. Our cash equivalents and investments are invested in highly rated money market funds, U.S. treasury bills, U.S. government securities, corporate bonds/notes, asset-backed securities and commercial paper.

Our accounts receivable primarily relate to revenue from the sale of our products to hospitals and medical centers in the United States. No customer represented 10% or more of our accounts receivable as of September 30, 2021 or December 31, 2020.

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

•The COVID-19 pandemic and efforts to reduce its spread have impacted, and, with the spread of new variants, continue to negatively impact, our business and operations.

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

We have incurred net losses since our inception in March 2007. For the nine months ended September 30, 2021, we had a net loss of $35.1 million, and we expect to continue to incur additional losses in the future. As of September 30, 2021, we had an accumulated deficit of $274.0 million. To date, we have financed our operations primarily through equity and debt financings and from sales of our portfolio of TCAR products that enable transcarotid artery revascularization. The losses and accumulated deficit have primarily been due to the substantial investments we have made to develop our products, as well as for costs related to general research and development, including clinical and regulatory initiatives to obtain marketing approval, sales and marketing efforts and infrastructure improvements.

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

Our future growth and profitability largely depends on our ability to increase physician awareness of TCAR and on the willingness of physicians to adopt our products and TCAR, and to recommend the procedure to their patients. Physicians may not use our products unless they are able to determine, based on experience, clinical data, medical society recommendations and other analyses, that our products provide a safe and effective treatment alternative for carotid artery disease. Even if we are able to raise awareness among physicians, physicians tend to be slow in changing their medical treatment practices and may be hesitant to select our products or TCAR for recommendation to patients for a variety of reasons, including:

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

The COVID-19 pandemic and efforts to reduce its spread have impacted, and with the spread of new variants, continue to negatively impact, our business and operations.

The spread of COVID-19 and its variants, or COVID-19, in the United States has continued to result in travel restrictions impacting our sales professionals and therapy development specialists who support them. New virus variants, including the Delta variant, and increased infection rates during this period make the current COVID-related environment highly volatile and uncertain which creates uncertainty in the number of TCAR procedures and demand for our products as a result. Our field-based team continues to be available to support TCAR procedures, either in person or virtually. Members of our field team may, however, choose not to enter hospitals due to preexisting conditions, personal choice, or on doctors’ orders or may be unable to enter hospitals due to hospital policy. In addition, hospitals may reduce staffing and postpone certain procedures in response to COVID-19 or divert resources to treat those patients with COVID-19. Some hospitals have also restricted or limited access for non-patients, including our sales professionals and therapy development specialists, which has negatively impacted our access to physicians and their patients. Our business and operations may be impacted by competition for operating room and hybrid operating rooms within hospitals that have dedicated certain resources only to COVID-19 patients. As hospitals cancel and defer elective surgeries, it reduces their revenue and impacts their financial results, which could result in pricing pressure on our products as they seek cost savings. Prolonged restrictions relating to COVID-19 could adversely affect our procedures and the revenue we derive as a result. Additionally, some hospitals may have cash flow problems or cease doing business due to the impact of COVID-19 on their operations, which could reduce the number of hospitals where TCAR is performed and adversely affect our ability to collect amounts due to us and our revenue as a result.

We expect these challenges to continue to impact the number of TCAR procedures in 2021, with procedure volumes impacted by increased COVID-19 hospitalizations and hospital capacity constraints due to the COVID-19 Delta variant. Patients may also be reluctant to visit their physicians at their offices or in hospitals due to fear of contracting COVID-19. Physicians may not be performing as many diagnostic tests for their patients and the labs where these tests are performed may not be open, staffed adequately or open the entire day. Even where physicians continue to treat symptomatic patients, treatment of asymptomatic patients is being deferred in many cases in areas where COVID-19 cases and hospitalizations are significant. The reduction in diagnostic testing and physician visits, the increase in deferred treatment, and patient behaviors are translating into fewer than expected TCAR procedures being performed in the current environment.

Governmental mandates related to COVID-19 or other infectious diseases have impacted, and we expect them to continue to impact, our personnel and personnel at third-party manufacturing facilities in the United States and other countries, and the availability or cost of materials, which would disrupt our supply chain and/or reduce our margins. While we have continued to operate with remote employees and essential employees on site, an extended implementation of governmental mandates could impact our ability to operate effectively and conduct ongoing manufacturing or research and development activities. However, we are considered an essential business under applicable state rules and our manufacturing operations are ongoing. If key personnel or large groups of our employees contract the virus, that may also impact our business and operations. In the meantime, we have taken steps to provide for our employees, including providing the ability for employees to work remotely and implementing strategies to support appropriate social distancing techniques for onsite employees. In addition, we have required our employees to get the COVID-19 vaccine and believe we have achieved full compliance. We are also assessing our business continuity plans in the context of this pandemic. We have necessary components and raw materials on hand and appropriate distancing policies and protocols established to continue manufacturing and other operations.

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

We are a party to a license agreement with Cordis, under which Cordis has granted us a worldwide, non-exclusive, royalty-bearing license to certain of its intellectual property related to the PRECISE® carotid stent for transcervical treatment of carotid artery disease with an intravascular stent for certain applications for accessing blood vessels through the neck and cervical area. Cardinal Health recently sold Cordis to private equity firm Hellman & Friedman LLC.. This license agreement imposes, and we expect that any future license agreements will impose, certain diligence, royalty, and other obligations on us. If we fail to comply with these obligations, our licensors, including Cordis, may have the right to reduce the scope of our rights or terminate these agreements, in which event we may not be able to develop and market any product that is covered by these agreements. Termination of this license for failure to comply with such obligations or for other reasons, or reduction, elimination or expiration of our licensed rights under it or any other license or agreement, may result in our having to negotiate new or reinstated licenses on less favorable terms or our not having sufficient intellectual property rights to operate our business or cause us to enter into new licenses for different stents. The occurrence of such events could materially harm our business and financial condition.

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

Our business strategy depends on our ability to manufacture our current and future products in sufficient quantities and on a timely basis to meet customer demand, while adhering to product quality standards, complying with regulatory quality system requirements and managing manufacturing costs. We have a facility located in Sunnyvale, California, where we assemble and package certain of our products, and inspect, release and ship all of our products, either directly to our customers, our facility in Minnesota or to our third-party logistics and warehousing service. We currently produce our ENROUTE NPS at our Sunnyvale facility, and we and the contract manufacturers of our other products do not have redundant facilities. If our or our manufacturing partners’ facilities suffers damage, or a force majeure event, this could materially impact our ability to operate.

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

We currently maintain our manufacturing and much of our research and development and non-field-based sales, general and administrative operations in a building located in Sunnyvale, California, which is situated on or near earthquake fault lines, and we do not yet have redundant manufacturing. Should our building be significantly damaged or destroyed by natural or man-made disasters, such as earthquakes, fires or other events, it could take months to relocate or rebuild, during which time our employees may seek other positions, our research, development and manufacturing would cease or be delayed and our products may be unavailable. Moreover, the use of a new facility or new manufacturing, quality control, or environmental control equipment or systems generally requires FDA review and, with respect to certain products, approval of a PMA supplement. Because of the time required to authorize manufacturing in a new facility under FDA, the State of California and non-U.S. regulatory requirements, we may not be able to resume production on a timely basis even if we are able to replace production capacity in the event we lose manufacturing capacity. While we maintain property and business interruption insurance, such insurance has limits and would only cover the cost of rebuilding and relocating and lost revenue, but not general damage, losses caused by earthquakes, losses we may suffer due to our products being replaced by competitors’ products or loss in value due to associated decreases in our stock price. The inability to perform our research, development and manufacturing activities, combined with our limited inventory of materials and components and manufactured products, may cause physicians to discontinue using our products or harm our reputation, and we may be unable to reestablish relationships with such physicians in the future. Consequently, a catastrophic event at our facility could have a material adverse effect on our business, financial condition and results of operations.

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

Due to our recent growth in our business, we are actively searching for additional space to provide offices and facilities for the employees we expect to hire. We have supplemented our distribution operations with third-party logistics and warehousing services in another part of the country and have leased additional facilities in the Minneapolis, Minnesota area and are also considering additional leased facilities in the San Francisco Bay Area. There is competition for office, shipping and warehousing space in the San Francisco Bay area and elsewhere and we can provide no assurance that we will find additional space or that such space will be on reasonable terms. If we are unable to obtain additional space or support on commercially reasonable terms our costs may go up or our business operations may be adversely affected.

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

•The costs associated with any future product recall that may occur;

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

As of September 30, 2021, we had an aggregate of approximately $49.0 million in principal outstanding under our Loan Agreement with Stifel Bank. We must make significant interest-only monthly payments under the Loan Agreement, which has diverted and will continue to divert resources from other activities. Our obligations under the Loan Agreement are collateralized by substantially all of our assets, excluding intellectual property, and we are subject to customary affirmative and negative covenants, including covenants limiting our ability and the ability of our subsidiaries to, among other things, dispose of assets, effect certain mergers, incur debt, grant liens, pay dividends and distributions on capital stock, make investments and acquisitions, and enter into transactions with affiliates, in each case subject to customary exceptions for a loan facility of this size and type. The covenants related to the Loan Agreement, as well as any future financing agreements into which we may enter, may restrict our ability to finance our operations and engage in, expand or otherwise pursue our business activities and strategies. While we have not previously breached and are not currently in breach of these or any other covenants contained in our Loan Agreement, there can be no guarantee that we will not breach these covenants in the future. Our ability to comply with these covenants may be affected by events beyond our control, and future breaches of any of these covenants could result in a default under the Loan Agreement. If not waived, future defaults could cause all of the outstanding indebtedness under the Loan Agreement to become immediately due and payable, termination of commitments to extend further credit, a 5% increase in the applicable rate of interest and the exercise by the lender of other rights and remedies provided for under the Loan Agreement. If we do not have or are unable to generate sufficient cash available to repay our debt obligations when they become due and payable, either upon maturity or in the event of a default, our assets could be foreclosed upon and we may not be able to obtain additional debt or equity financing on favorable terms, if at all, which may negatively impact our ability to operate and continue our business as a going concern.

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

In addition, we are required to investigate all product complaints we receive, and timely file reports with the FDA, including MDRs that require that we report to regulatory authorities if our products may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction were to recur.  If these reports are not submitted in a timely manner, regulators may impose sanctions and we may be subject to product liability or regulatory enforcement actions, including warning letters, untitled letters, fines, civil penalties, recalls, seizures, operating restrictions, denial of requests for 510(k) clearance or premarket approval of new products, new intended uses or modifications to existing products, withdrawal of current 510(k) clearances or premarket approvals and narrowing of approved or cleared product labeling, all of which could harm our business.  In addition, the FDA may provide notice of and conduct additional inspections, such as “for cause” inspections, of our business, sites and facilities as part of its review process. As of October 31, 2021, we had filed 420 MDR reports with the FDA for adverse events and device malfunctions including, but not limited to, stroke, arterial dissection, tip detachment, stent thrombosis and wound complications.

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

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibit Index

The exhibits listed in the accompanying index to exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
3.1**	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the registrant as currently in effect.	S-1	333-230045	3.3	3/4/2019
3.2**	Bylaws of the registrant as currently in effect.	S-1	333-230045	3.5	3/4/2019
4.1**	Specimen Common Stock Certificate of the registrant.	S-1/A	333-230045	4.1	3/25/2019
4.2**	Amended and Restated Registration Rights Agreement by and among the registrant and certain stockholders, dated July 7, 2017.	S-1	333-230045	4.2	3/4/2019
4.3**	Amended and Restated Stockholders Agreement by and among the registrant and certain stockholders, dated July 7, 2017.	S-1	333-230045	4.3	3/4/2019
4.4**	Amendment to the Amended and Restated Registration Rights Agreement, dated March 21, 2019.	S-1/A	333-230045	4.8	3/25/2019
10.1**	Form of Indemnification Agreement for directors and executive officers.	S-1	333-230045	10.1	3/4/2019
10.2+**	2007 Stock Plan, as amended, and related form agreement.	S-1	333-230045	10.2	3/4/2019
10.3+**	2019 Employee Stock Purchase Plan and related form agreements.	S-1/A	333-230045	10.4	3/25/2019
10.4+**	Executive Incentive Compensation Plan.	S-1/A	333-230045	10.5	3/25/2019
10.5+**	2019 Equity Incentive Plan and related form agreements.	S-1/A	333-230045	10.6	3/25/2019
10.6#**	Supply Agreement by and between the registrant and Cordis Corporation, dated October 21, 2011, as amended by the Amendment dated March 12, 2012, the Second Amendment to Supply Agreement dated July 12, 2012, the Third Amendment to Supply Agreement dated April 19, 2013 and the Fourth Amendment to Supply Agreement dated April 9, 2018.	S-1	333-230045	10.6	3/4/2019
10.7#**	License Agreement by and between the registrant and Cordis Corporation, dated December 17, 2010.	S-1	333-230045	10.7	3/4/2019
10.8**	Quality Assurance Agreement by and among the registrant and Lake Region Medical and affiliates, dated May 4, 2015.	S-1	333-230045	10.8	3/4/2019
10.9#**	Amended and Restated Manufacturing and Supply Agreement by and between the registrant and Galt Medical Corporation, dated January 10, 2018.	S-1	333-230045	10.9	3/4/2019
10.10**	Loan and Security Agreement, dated October 29, 2020, by and between the registrant and Stifel Bank.	8-K/A	001-38847	10.1	11/4/2020
10.11**†	First Amendment to Loan and Security Agreement, dated January 15, 2021, by and between the registrant and Stifel Bank.	10-Q	001-38847	10.22	5/10/2021
10.12**	Lease Agreement by and between the registrant and ARHC UHPTHMN01 LLC, dated May 12, 2021.	10-Q	001-38847	10.23	8/6/2021
31.1*	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

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

SILK ROAD MEDICAL, INC.

November 9, 2021	By:	/s/ Erica J. Rogers
Erica J. Rogers
President, Chief Executive Officer and Director (principal executive officer)

November 9, 2021	By:	/s/ Lucas W. Buchanan
Lucas W. Buchanan
Chief Financial Officer and Chief Operating Officer (principal financial officer and principal accounting officer)