Form 10-K
period 2021-12-31
Silk Road Medical Inc
filed 2022-03-01
CIK 1397702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________________

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $1.6 billion as of June 30, 2021 based on the closing sale price of the registrant’s common stock on the NASDAQ Global Select Market on such date. Shares held by persons who may be deemed affiliates have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 28, 2022, the number of outstanding shares of the registrant's common stock, par value $0.001 per share, was 35,010,136.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for our 2022 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

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

TCAR relies on two novel concepts - minimally-invasive direct carotid access in the neck and high-rate blood flow reversal during the procedure to protect the brain - and combines the benefits of innovative endovascular techniques with fundamental surgical principles. TCAR using our portfolio of products has been clinically demonstrated to reduce the upfront morbidity and mortality risks commonly associated with carotid endarterectomy while maintaining a reduction in long-term stroke risk. We are the first and only company to obtain FDA approvals, secure specific Medicare reimbursement coverage, and commercialize products engineered and indicated specifically for transcarotid use, in patients who require carotid revascularization and are at high risk for adverse events from carotid endarterectomy and who meet certain treatment criteria. As of December 31, 2021, more than 40,000 TCAR procedures have been performed globally, including more than 13,900 in the United States in 2021.

Carotid artery disease is the progressive buildup of plaque causing narrowing of the arteries in the front of the neck, which supply blood flow to the brain. Plaque can embolize, or break away from the arterial wall, and travel toward the brain and interrupt critical blood supply, leading to an ischemic stroke. Carotid artery disease is one of the leading causes of stroke, and stroke is one of the most catastrophic, debilitating, and costly conditions worldwide. We believe the best way to mitigate the mortality, morbidity and cost burden of stroke is to prevent strokes in the first place. Clinical evidence has demonstrated that with proper diagnosis and treatment, stroke due to carotid artery disease is mostly preventable. We believe there were approximately 4.3 million people with carotid artery disease in the United States in 2020, with an estimated 433,000 new diagnoses in 2021, and existing treatment options have substantial safety and effectiveness limitations.

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

To address the invasiveness of CEA, transfemoral carotid artery stenting, or CAS, was developed in the 1990s. The CAS procedure uses minimally-invasive catheters traveling from a puncture site in the groin to place a stent in the carotid artery in the neck to restrain the plaque and prevent embolization that could cause a stroke. While both CEA and CAS have been clinically demonstrated to reduce long-term stroke risk, randomized clinical trials and other studies have shown that CAS, relative to CEA, often results in an almost two-fold increase in stroke within 30 days following treatment, which we believe is due to inadequate protection of the brain. We believe this represents an unacceptable trade-off relative to the current standard of care of CEA. As such, after almost 30 years of development, CAS has achieved limited adoption and narrow reimbursement coverage in the United States. CEA remains the standard of care and represented approximately 82% of the approximately 169,000 carotid revascularization procedures performed in the United States in 2021. Therefore, we believe reducing the rate of morbidity and mortality of CEA is an unmet clinical need that continues to persist.

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

Based on the estimated 433,000 new carotid artery disease diagnoses that occurred in the United States in 2021, we believe a total annual U.S. market opportunity of approximately $3.1 billion exists for our portfolio of TCAR products. There were approximately 169,000 carotid revascularization procedures performed in 2021, which we estimate to represent a market conversion opportunity greater than $1.2 billion. More than 13,900 TCAR procedures were performed in 2021 in the United States using our products, representing just over 3% of annual diagnoses of carotid artery disease.

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

We manufacture the ENROUTE NPS at our facility in Sunnyvale, California and distribute our portfolio of TCAR products from our facilities in Sunnyvale, California and Plymouth, Minnesota. We market and sell our products in the United States through a direct sales organization consisting of 64 sales representatives, known as area managers, or AMs, and 62 clinical support specialists, known as therapy development specialists, or TDSs, as of December 31, 2021, that are focused on driving adoption of TCAR among the approximately 2,750 physicians and 750 hospitals in the United States that we believe are responsible for approximately 80% of carotid revascularization procedures each year. While our current commercial focus is on the U.S. market, our ENROUTE NPS and ENROUTE stent have obtained CE Mark approval, allowing us to commercialize in Europe in the future. We are also pursuing regulatory clearances in China and Japan.

TCAR is reimbursed based on established current procedural technology, or CPT, codes and International Classification of Diseases, or ICD-10, codes related to carotid stenting that track to Medicare Severity Diagnosis Related Group, or MS‐DRG classifications. In September 2016, the Centers for Medicare and Medicaid Services, or CMS, made coverage available for TCAR in symptomatic and asymptomatic patients at high risk for adverse events from CEA, or high surgical risk, treated at facilities participating in the Society for Vascular Surgery’s TCAR Surveillance Project using FDA-cleared and approved transcarotid devices. Our ENROUTE NPS and stent are currently the only FDA-cleared and approved transcarotid devices. Carotid artery disease is most often a disease of the elderly and, as such, CMS is the primary payer for carotid revascularization procedures. We estimate that the high surgical risk patient population represents approximately two-thirds of the treated patient population, with the remaining one-third represented by standard surgical risk patients. We are pursuing expansion of FDA labeling for the ENROUTE stent, currently indicated for use in certain patients at high surgical risk, and upon FDA approval, pursue CMS coverage of TCAR in the standard surgical risk patient population.

We have experienced considerable growth since we began commercializing our products in the United States in late 2015. Our revenue increased to $101.5 million for the year ended December 31, 2021 compared to $75.2 million and $63.4 million for the years ended December 31, 2020 and 2019, respectively, representing growth of 35% and 60%, respectively. Our net losses were $49.8 million, $47.4 million and $52.4 million for the years ended December 31, 2021, 2020 and 2019, respectively. As of December 31, 2021, 2020 and 2019, our accumulated deficit was $288.7 million, $238.9 million and $191.5 million, respectively.

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

• • • •
ENROUTE Transcarotid Neuroprotection System

•    Used to directly access the common carotid artery and initiate temporary blood flow reversal

•    Allows for flow modulation enabling lesion imaging and patient tolerability

•    Only FDA-cleared transcarotid neuroprotection system

ENROUTE Transcarotid Stent System

•    Self-expanding, self-tapering stent that conforms to patient

•    Transcarotid delivery system improves the accuracy and the overall ergonomics of the TCAR procedure

•    Only FDA approved transcarotid stent system

ENHANCE Transcarotid Peripheral Access Kit	• Used to gain initial access to the common carotid artery • Only access kit specifically designed for use in the common carotid artery
ENROUTE 0.014” Guidewire	• Main conduit for navigating and crossing the target lesion for delivery of interventional devices • Short working length and proprietary tip designed for TCAR

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

Clinical Data

The safety, effectiveness and clinical advantages of TCAR have been demonstrated in multiple clinical trials, post-market studies and registries that have been published in peer-reviewed journals representing outcomes in more than 7,000 patients to date. Our first-in-human trial, the PROOF Study, was initiated as a feasibility study to assess the safety and performance of the ENROUTE NPS and later was expanded to support CE marking of the ENROUTE NPS. Data from the PROOF Study were also used to support FDA approval of the investigational device exemption, or IDE, for the ROADSTER Study. Data from the pivotal cohort of the ROADSTER Study supported FDA 510(k) clearance of the ENROUTE NPS, and a subset of the data supported pre-market, or PMA, approval of the ENROUTE stent. The results of the pivotal phase of the ROADSTER study were published in November 2015 in the Journal of Vascular Surgery. We have completed a post-market approval study, ROADSTER 2, which was designed to evaluate the outcomes in TCAR procedures using the ENROUTE stent used in conjunction with the ENROUTE NPS in broader, “real‑world” use in 692 patients. Data on TCAR outcomes also continues to accrue through the Society for Vascular Surgery-sponsored TCAR Surveillance Project, an ongoing real‑world, open-ended registry. The VQI stated that close to 28,000 TCAR procedures have been submitted to the registry as of January 19, 2022.

Summary of Key Clinical Trials

	PROOF	ROADSTER	ROADSTER 2	TCAR Surveillance Project
Study Type	First in Human	U.S. Pivotal IDE Study	U.S. Post-Approval Study	Real world observation
CE Marking
DW-MRI Sub-Study
Patients	75 pivotal	67 Lead-in	692	Open Ended
	56 DW-MRI Sub-	141 Pivotal
	Study	78 Continued
Access
52 Stent Sub-
Study
Profile	High Surgical Risk and Standard Surgical Risk	High Surgical Risk	High Surgical Risk	High Surgical Risk
Status/Publication	Complete	Complete	Complete	Ongoing - 28,000 patients as of January 19, 2022
	J Endovasc Ther. 2017 Apr;24(2):265-270	J Vasc Surg. 2015 Nov;62(5):1227-34	Stroke 2020; 51: 2620-2629	Complete: Ann Surg. 2020 Sep 15 Complete:JAMA. 2019; 322(23): 2313-2322
		(pivotal cohort only)		Complete: J Am Coll Surg 2020; 230: 113-120
Carotid Stent Systems Used	CE Marked Carotid Stents, including the Cordis Precise Stent	FDA Approved Carotid Stents, including the Cordis Precise Stent	ENROUTE Transcarotid Stent System	ENROUTE Transcarotid Stent System

Summary of TCAR Clinical Trial Outcomes

	PROOF	Pooled ROADSTER		ROADSTER 2
	ITT population	ITT population	Per-protocol	ITT population	Per-protocol
Stroke at 30 days
All stroke	1.3%	1.4%	0.5%	1.9%	0.6%
All stroke and death	1.3%	2.3%	1.5%	2.3%	0.8%
Other adverse events at 30 days
Myocardial infarction	0.0%	1.4%	1.0%	0.9%	0.9%
Cranial Nerve Injury*	2.7%	0.5%	NR	1.40%	NR

(Acute)
Cranial Nerve Injury	2.7%	0.0%	NR	0.9%**	NR

(persisting at 6 months)
Procedural information
Mean procedure time (mins)	NR	73.2	NR	74.8	74.6
Mean length of stay (days)	NR	1.7	NR	NR	1.6

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

We also initiated a separate sub-study of patients treated PP in the ROADSTER pivotal and continued access cohorts to assess the longer-term rate of ipsilateral stroke beyond 30 days. This sub-analysis, which consisted of 164 patients including 112 from the pivotal phase and 52 from the continued access phase, provided insight into the ability of TCAR to limit stroke incidence in longer-term follow-up. At one-year follow-up, the ipsilateral stroke rate was 0.6% and the mortality rate was 3.7% past 30 days.

ROADSTER 2 U.S. Post-Market Approval Study

The ROADSTER 2 Post Approval Study was a condition of PMA approval for the ENROUTE stent. The study evaluated the outcomes in TCAR using the ENROUTE stent in conjunction with the ENROUTE NPS in broader, “real world” use. Like the sub-analysis from the ROADSTER Study that led to PMA approval of the ENROUTE stent, the primary endpoint, which was assessed on a per-protocol (PP) basis, was the rate of procedural success at 30 days in high surgical risk patients with a three year minimum life expectancy.

The ROADSTER 2 post approval study enrolled 692 patients at 42 sites. 61.8% of the participating patients were treated by physicians who did not participate in the ROADSTER Study. The FDA mandated that at least 70% of the sites be new sites. Enrollment commenced in 2015. Enrollment and final 30-day follow-up assessments were completed in 2019 and the results were published in the journal Stroke in August 2020.

In the ROADSTER 2 final report submitted to the FDA in October 2019, data on 632 patients treated PP were presented. The procedural success rate in ROADSTER 2 was 97.9%. The lower bound of the 2-sided 95% exact binomial confidence intervals of the observed procedural success rate significantly exceeds the a priori threshold of 85% (p<0.0001). The primary endpoint of ROADSTER 2 was met and, as a result, the rate of procedural success in ROADSTER 2 compares favorably to the rate of procedural success in the ROADSTER Sub-Study population, which was 98.1%.

Data from a subset of ROADSTER 2 subjects (n=155) is being analyzed to assess the incidence of ipsilateral stroke from day 31 through day 365 post-procedure. These data are expected to be published in the future.

The Society for Vascular Surgery’s TCAR Surveillance Project

The TCAR Surveillance Project (TSP) was implemented in September 2016 as an initiative of the Society for Vascular Surgery Patient Safety Organization. The TCAR Surveillance Project is an ongoing, open-ended registry that was designed to monitor the safety and effectiveness of transcarotid stents placed directly into the carotid artery while reversing blood flow within the carotid artery. It is intended to compare TCAR with CEA in centers that participate in the Society for Vascular Surgery Vascular Quality Initiative, or VQI. The TCAR Surveillance Project was reviewed by the FDA and deemed to be a scientifically valid extension study of TCAR, thereby allowing CMS to provide coverage within the parameters of the existing National Coverage Determination. The Society for Vascular Surgery VQI is designed to improve the quality, safety, effectiveness and cost of vascular health care by collecting and exchanging information, and is available to all providers of vascular health care and their respective institutions participating in the registry. Because data from CAS and CEA procedures are also collected in their respective registries within the Society for Vascular Surgery VQI, comparisons of TCAR to CAS or CEA can also be made.

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

The Society for Vascular Surgery Vascular Quality Initiative has reported that 565 centers have contributed almost 28,000 TCAR procedures to the CAS VQI registry as of January 19, 2022.

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

TCAR Surveillance Project: TCAR vs. CEA

In a study published in the Annals of Surgery in September of 2020, TCAR was compared to CEA in propensity score matched high surgical risk patients who underwent TCAR or CEA for carotid artery stenosis (2016-2019). Propensity scores were calculated based on baseline clinical variables and used to match patients in the two treatment groups (n=6,384 each). The primary endpoint was the combined outcome of perioperative stroke and/or death. No significant differences were observed between TCAR and CEA in terms of in-hospital stroke/death [TCAR,1.6% vs. CEA,1.6%, P=.945], stroke [1.4% vs. 1.4%, P=.881], or death [0.4% vs. 0.3%, P=.662]. Compared to CEA, TCAR was associated with lower rates of in-hospital myocardial infarction [0.5% vs. 0.9%, P=.005], cranial nerve injury [0.4% vs. 2.7%, P<.001], and post-procedural hypertension [13% vs.18.8%, P<.001]. They were also less likely to stay in the hospital for more than one day [26.4% vs. 30.1%, P<.001]. No significant interaction was observed between procedure and symptomatic status in predicting postoperative outcomes. At one year, the incidence of ipsilateral stroke or death was similar between the two groups [HR (95%CI): 1.09 (0.87-1.36), P=.44]. This propensity-score matched analysis demonstrated significant reduction in the risk of postoperative myocardial infarction and cranial nerve injury after TCAR compared to CEA, with no differences in the rates of stroke/death.

TCAR Surveillance Project: Learning Curve

In a study published in the Journal of the American College of Surgeons in January 2020, Kashyap, et al, examined the learning curve of TCAR performed by surgeons participating in the TCAR Surveillance Project. The authors reviewed 3,456 TCAR procedures performed by 417 unique practitioners at 178 centers. Patients were grouped into four levels based upon the physicians’ experience with TCAR at the time of procedure: novice (1-5 cases), intermediate (6-20 cases), advanced (20-30 cases) and expert (>30 cases). Of the patients analyzed, 41% of patients were treated by novice physicians, 40% of patients were treated by intermediate physicians, 9% of patients were treated by advanced physicians and 10% of patients were treated by expert physicians. There was no significant difference in the baseline characteristics by surgeon case experience with three exceptions; expert physicians were more likely to treat patients with moderate or severe congestive heart failure, novice and intermediate physicians were more likely to treat patients with prior CEA or CAS, and advanced and expert physicians were more likely to treat patients with CMS medical high-risk criteria. There was a statistically significant reduction in operative time (novice 81.7 mins, expert 59.6 mins; p<.001) and flow reversal time (novice 12.2 mins, expert 9.7 mins; p<.001) over the four levels. There was a decrease in fluoroscopy time and contrast usage up to the advanced level. Bleeding complications were significantly less frequent in the advanced and expert groups of physicians. There was no difference in the incidence of cranial nerve injury across the groups of physicians. Expert physicians were more likely to use local anesthesia compared to the other three categories of physicians. There was no difference in the technical failure rate across the four categories of physicians. The rate of composite stroke, stroke alone and death did not differ between the categories. The authors noted that TCAR novices can achieve the same clinical outcomes as expert practitioners, while in comparison, CAS requires more than 50 cases to achieve proficiency.

Ongoing and Planned TCAR Studies

DW-MRI Studies

In addition to the Society for Vascular Surgery’s TCAR Surveillance Project, we have two studies focused on evaluating the incidence of new white lesions using DW-MRI following the TCAR procedure. In both studies, the evaluation of the presence of new white lesions by DW-MRI is conducted by an independent neuroradiologist.

The EU DW-MRI study completed enrollment of 31 patients at three sites in the European Union in the first quarter of 2021. The objective was to evaluate the incidence of new white lesions, as detected on DW-MRI in recently symptomatic patients. The primary endpoint was the incidence of new white lesions by DW-MRI post-procedure. Study follow-up is complete and data from the study are under analysis.

A similar study was conducted at five hospitals in the United States and two in the European Union. The study completed enrollment of 55 patients in the fourth quarter of 2021. The objective was to also evaluate the incidence of post-procedure new white lesions by DW-MRI compared to baseline in asymptomatic or symptomatic patients who underwent the TCAR procedure. The primary endpoint was the incidence of ipsilateral new white lesions by DW-MRI post-procedure. Study follow-up is complete and data from the study are under analysis.

Our Commercial Strategy

We believe there are approximately 2,750 physicians that perform an estimated 80% of annual carotid revascularization procedures in the United States. Vascular surgeons, who we believe represent the specialty most frequently responsible for managing the care of and receiving referrals for patients with carotid artery disease, are skilled in endovascular procedures. Our sales, marketing, professional education and medical affairs efforts are focused on driving adoption and supporting their practice development by offering them an innovative, safe, effective and minimally-invasive alternative for treating carotid artery disease.

In the United States, we market and sell our portfolio of TCAR products through a direct sales organization consisting of 64 sales representatives, known as area managers, or AMs, as of December 31, 2021. The AMs are complemented by one or more Therapy Development Specialists in each territory. Our sales professionals have substantial experience launching and establishing new disruptive therapies and converting open surgical procedures to minimally-invasive alternatives. We primarily market our products directly to vascular surgeons, their staffs, operating room managers and hospital administrators. We also market to other specialists with experience in CEA and/or CAS with the appropriate skill set for TCAR, including neurosurgeons, cardiothoracic surgeons and non-surgical interventionalists in radiology, neuroradiology and cardiology. We do not currently sell our products in markets outside the United States.

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

Our practice is to require physicians to complete a training program before performing TCAR, which is also a regulatory requirement derived from the PMA approval of the ENROUTE stent. To facilitate training, we have developed a robust training course including clinical and procedural details as well as hands-on workshops designed to provide the highest potential for successful outcomes. We conduct physician training courses in large group, in-person formats as well as virtual and small group, socially distanced formats as needs have dictated during the COVID-19 pandemic. We also provide training through physician proctors on an as needed basis. As of December 31, 2021, we have trained and certified over 2,000 physicians in the United States.

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

•Coding refers to distinct numeric and alphanumeric billing codes that are used by healthcare providers to report the provision of medical procedures and the use of supplies for specific patients to payers. CPT codes are published by the American Medical Association and are used to report medical services and procedures performed by or under the direction of physicians. Medicare pays physicians for services based on submission of a claim using one or more specific CPT codes. Physician payment for procedures may vary according to site of service. Hospitals are reimbursed for inpatient procedures based on Medicare Severity Diagnosis Related Group, or MS-DRG classifications derived from ICD-10-CM diagnosis and ICD-10-PCS codes that describe the patient’s diagnoses and procedure(s) performed during the hospital stay. MS-DRGs closely calibrate payment for groups of services based on the severity of a patient’s illness. One single MS-DRG payment is intended to cover all hospital costs associated with treating an individual during his or her hospital stay, except for physician charges associated with performing medical procedures, which are reimbursed through CPT codes and payments.

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

Coding for Hospitals

There are a number of appropriate ICD-10-CM diagnosis codes that describe occlusions and stenosis of carotid arteries for asymptomatic patients as well as cerebral infarction due to embolus and thrombus of carotid arteries for symptomatic patients, which establish medical necessity.  As of October 1, 2020, the proper ICD-10-PCS procedure codes for TCAR includes a code for carotid stenting [e.g. 037(H/J/K/L)3(D/E/F/G)Z] and a code for extracorporeal reverse flow neuroprotection [e.g. X2(H/J) 336]. Based on the ICD 10 diagnosis and procedure codes, TCAR inpatient admissions are assigned to MS-DRG 034 when the patient presents with major complications or co-morbidities (MCC), 035 when the patient presents with a complication or co-morbidity (CC), or 036 for patients without complications or co-morbidities.

Payment for Physicians

The 2022 national average physician professional fee payment for CPT code 37215 is approximately $1,009. We believe physicians feel this level of payment represents a reasonable amount for TCAR. CEA procedures are reimbursed under CPT code 35301, for which the 2022 national average physician professional fee payment is $1,147.

Payment for Hospitals

The national unadjusted 2022 payment amounts for MS-DRGs 034, 035 and 036 are $26,233, $15,429 and $12,215, respectively.  Based on prior procedure volumes assigned to MS-DRGs, we estimate that the weighted average payment amount across MS-DRGs 034, 035 and 036 is $15,254 in 2022.  These MS DRG payments are intended to cover all hospital costs associated with treating an individual during his or her hospital stay, except for physician charges associated with performing medical procedures. We believe that facilities feel this level of payment represents a reasonable amount for the treatment of patients with TCAR. CEA procedures are reimbursed under MS-DRGs 037, 038 and 039.  We expect the national unadjusted 2022 payment amounts for MS-DRGs 037, 038 and 039 to be $21,614, $10,939 and $7,518, respectively.  Based on prior procedure volumes, we estimate that the weighted average payment amount across these three Extracranial Procedure MS-DRGs to be $9,920.  The base payment amounts for MS-DRGs may vary greatly by individual acute-care hospital for several reasons including but not limited to geographic, teaching status, case-mix index, and use of electronic health record systems.

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

CMS has created a list of minimum standards modeled in part on professional society statements on competency. All facilities must at least meet CMS standards in order to receive coverage for CAS, inclusive of TCAR, for high surgical risk patients. Participation in the Society for Vascular Surgery’s Vascular Quality Initiative can provide evidence of compliance to these standards to CMS. The ENROUTE NPS and the ENROUTE stent are also included in the CREST-2 Companion Registry, or C2R, but not in the CREST 2 randomized clinical trial itself. The objective of C2R is to promote the rapid initiation and completion of enrollment in the CREST-2 randomized clinical trial (clinicaltrials.gov ID NCT02089217). Patient eligibility in C2R includes standard surgical risk and high surgical risk patients with symptomatic or asymptomatic carotid artery disease. Patients will be followed for the occurrence of post-procedural complications. The primary safety and quality endpoint for C2R is the occurrence of any stroke or death within the 30-day period following the stenting procedure. The safety and quality results from C2R will guide selection of interventionists for participation in the CREST-2 randomized clinical trial. Enrollment into C2R began in 2015 and will continue until publication of the primary results of the randomized trial. Providers can bill CMS for TCAR patients enrolled in this registry using NCT02240862.

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

Following completion of our ROADSTER 2 Post-Approval Study and our US and European Union DW-MRI studies, our clinical programs are currently focused on applying our technology in the neurovascular space, specifically for the treatment of acute ischemic stroke patients, as well as preparing for a post-approval study in standard surgical risk patients following FDA approval of our PMA Supplement submission.

We also have a broad intellectual property platform addressing the transcarotid approach and, in the future, we intend to leverage our expertise to develop new products targeting market opportunities and disease states that could benefit from the physiologic and engineering advantages made possible by our transcarotid approach, including in the heart, aortic arch and brain.

For the fiscal years ended December 31, 2021, 2020 and 2019, our research, development and clinical expenses were $27.1 million, $21.3 million and $12.3 million, respectively.

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

Companies with actively marketed FDA-approved stents and embolic protection devices for use with CAS procedures include Abbott, Medtronic, Boston Scientific, and Cordis. Other companies have approved devices not currently marketed in the United States, including Gore, Terumo, Contego Medical and InspireMD. Additionally, some companies have stents and other products in ongoing IDE or planned IDE trials in the US, including Terumo and InspireMD. Many of these companies have several competitive advantages including the following: more established sales and marketing programs and networks, larger portfolio of products, longer operating histories, established relationships with healthcare professionals and greater name recognition.

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

As of December 31, 2021, we owned 112 patents globally, of which 69 were issued U.S. patents and 43 were patents outside of the United States.  Our patents expire between November 2024 and July 2039. Our material patents, their jurisdiction, expiration date and the product to which they relate, are listed in the table below:

Jurisdiction	Patent No.	Expiration Date	Related Product
US	8,002,728	12/2/2025	Transcarotid Neuroprotection System
US	8,343,089	6/22/2025	Transcarotid Neuroprotection System
			Transcarotid Stent System
US	8,157,760	9/3/2030	Transcarotid Neuroprotection System
US	8,784,355	8/7/2029	Transcarotid Neuroprotection System
US	8,740,834	3/6/2029	Transcarotid Neuroprotection System
US	9,011,364	4/10/2031	Transcarotid Neuroprotection System
US	9,833,555	10/26/2029	Transcarotid Neuroprotection System
US	10,238,853	5/16/2039	Transcarotid Neuroprotection System
Europe	2,173,425	7/18/2028	Transcarotid Neuroprotection System
France	2,173,425	7/18/2028	Transcarotid Neuroprotection System
Germany	2,173,425	7/18/2028	Transcarotid Neuroprotection System
Italy	2,173,425	7/18/2028	Transcarotid Neuroprotection System
Great Britain	2,173,425	7/18/2028	Transcarotid Neuroprotection System
Japan	5,290,290	7/18/2028	Transcarotid Neuroprotection System
Japan	5,693,661	7/18/2028	Transcarotid Neuroprotection System

As of December 31, 2021, we had 76 pending patent applications globally, including 38 in the United States and 38 outside the United States.

As of December 31, 2021, we had trademark registrations for “Silk Road Medical,” the “Silk Road Medical” logo, “TCAR,” “Enroute” and the “Enroute” logo and “Enhance” in the United States, and various other countries. Including these trademark registrations, our trademark portfolio contained 122 trademark registrations/ applications.

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

Manufacturing and Supply

We currently manufacture the ENROUTE NPS at our approximately 31,000 square foot facility in Sunnyvale, California. This facility provides approximately 8,000 square feet of space for our production and distribution operations, including manufacturing, quality control and storage. In May 2021, we entered into a lease for a 63,000 square foot facility in Plymouth, Minnesota which will provide approximately 21,000 square feet of additional space for our production and distribution operations, including manufacturing, quality control and storage. We expect to begin commercial production in the second half of 2022. We also have right of first refusal on the remaining 21,500 square feet of unleased space in the Plymouth, Minnesota facility. We believe our combined facilities will be sufficient to meet our manufacturing needs for at least the next five years.

Our manufacturing and distribution operations are subject to regulatory requirements of the FDA’s Quality System Regulation, or QSR, for medical devices sold in the United States, set forth in 21 CFR part 820, and the European Medical Device Directive 93/42/EEC and amendments, or MDD, for medical devices marketed in the European Union. The new EU Medical Regulations took effect in May 2021, although our design examination certificates under the MDD remain valid until their expiration. Accordingly, we claim compliance with the EU MDR Article 120 and will be fully compliant with the EU MDR prior to the expiration of the current MDD certificates. We are also subject to applicable local regulations relating to the environment, waste management and health and safety matters, including measures relating to the release, use, storage, treatment, transportation, discharge, disposal, sale, labeling, collection, recycling, treatment and remediation of hazardous substances.

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

Our failure, or the failure of our suppliers, to maintain acceptable quality requirements and compliance with all applicable healthcare laws and regulatory requirements could result in the shutdown or significant disruption of our manufacturing operations or the voluntary or involuntary recall of our products, which could harm our business. In the event that one of our suppliers fails to maintain acceptable quality requirements or regulatory compliance, we may have to qualify a new supplier and could experience a material adverse effect to manufacturing and manufacturing delays as a result. For example, in the first quarter of 2021, we announced the voluntary recall of certain lots of our ENROUTE Transcarotid Stent System, manufactured by one of our third-party suppliers, Cordis Corporation, formerly a Cardinal Health Company, or Cordis. Our decision to recall these lots was based on complaints we received about tips detaching from the stent delivery system as well as internal testing that we conducted. Recalls like this one could interrupt the delivery of our TCAR products to customers or may cause us to have to qualify a new supplier, either of which could cause our results of operations to be adversely impacted.

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

Manufacturing of the materials and components of the ENROUTE NPS are provided by approved suppliers, all of which are single source suppliers of key components, sub-assemblies and materials. We purchase finished transcarotid access kit, guidewires and stents through contract manufacturers. Cordis is our contract manufacturer and currently the sole source supplier for the ENROUTE stent. We typically maintain several months’ worth of ENROUTE stents in inventory, and we estimate that it would take between one and two years to qualify a second source supplier for our ENROUTE stent. The suppliers for the ENROUTE NPS and our other product lines are evaluated, qualified and approved through a stringent supplier management program, which includes various evaluations, assessments, qualifications, validations, testing and inspection to ensure the supplier can meet acceptable quality requirements. We ensure a strict change control policy with our key suppliers to ensure that no component or process changes are made without our prior approval.

Order quantities and lead times for components purchased from suppliers are based on our forecasts derived from historical demand and anticipated future demand. Lead times for components may vary depending on the size of the order, time required to fabricate and test the components, specific supplier requirements and current market demand for the components, sub-assemblies and materials. We typically stock several months of supply for components and raw materials to mitigate any supply delays or disruptions. Considering ongoing global supply chain constraints, we are working with all our suppliers on additional orders and forecasting to mitigate any potential supply issues. We perform assembly, testing, inspection and final product release activities for the ENROUTE NPS. Finished ENROUTE NPS devices are ethylene oxide sterilized at a qualified supplier.

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

•Withdrawing 510 (k) clearance or premarket approvals that have already been granted; and

•Criminal prosecution.

European Union

Our portfolio of TCAR products is regulated in the European Union as a medical device per the European Union Directive 93/42/EEC, also known as the MDD. The MDD sets out the basic regulatory framework for medical devices in the European Union. The system of regulating medical devices operates by way of a certification for each medical device. Each certified device is marked with the CE mark which shows that the device has a Certificat de Conformité. There are national bodies known as Competent Authorities in each member state which oversee the implementation of the MDD within their jurisdiction. The means for achieving the requirements for the CE mark vary according to the nature of the device. Devices are classified in accordance with their perceived risks, similarly to the U.S. system. The class of a product determines the conformity assessment required before the CE mark can be placed on a product. Conformity assessments for our products are carried out as required by the MDD. Each member state can appoint Notified Bodies within its jurisdiction. If a Notified Body of one member state has issued a Certificat de Conformité, the device can be sold throughout the European Union without further conformance tests being required in other member states. The CE mark is contingent upon continued compliance with the applicable regulations and the quality system requirements of the ISO 13485 standard. Our current CE mark is issued by BSI. Although the new EU Medical Regulations were effective in May 2021, our design examination certificates under the MDD remain valid until their expiration. Compliance with the EU MDR will be executed prior to the expiration of the current MDD certificates.

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

The definition of “remuneration” has been broadly interpreted to include anything of value, including, for example, gifts, certain discounts, the furnishing of free supplies, equipment or services, credit arrangements, payment of cash and waivers of payments. Several courts have interpreted the statute’s intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce referrals of federal healthcare covered businesses, the statute has been violated. Violations of the federal Anti-Kickback Statute may result in civil monetary penalties per violation, plus up to three times the remuneration involved. Civil penalties for such conduct can further be assessed under the federal False Claims Act. Violations can also result in criminal penalties, including criminal fines and imprisonment. Similarly, violations can result in exclusion from participation in government healthcare programs, including Medicare and Medicaid. In addition, some kickback allegations have been claimed to violate the Federal False Claims Act.

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

When an entity is determined to have violated the FCA, it may be required to pay up to three times the actual damages sustained by the government, plus civil fines and penalties for each false claim, subject to adjustment for inflation. As part of any settlement, the government may require the entity to enter into a corporate integrity agreement, which imposes certain compliance, certification and reporting obligations. There are many potential bases for liability under the FCA. Liability arises, primarily, when an entity knowingly submits, or causes another to submit, a false claim for reimbursement to the federal government. The federal government has used the FCA to assert liability on the basis of kickbacks, or in instances in which manufacturers have provided billing or coding advice to providers that the government considered to be inaccurate. In these cases, the manufacturer faces liability for “causing” a false claim. In addition, the federal government has prosecuted companies under the FCA in connection with off-label promotion of products. Our activities relating to the reporting of discount and rebate information and other information affecting federal, state and third-party reimbursement of our products and the sale and marketing of our products may be subject to scrutiny under these laws.

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

Open Payments

The Physician Payments Sunshine Act, known as “Open Payments” and enacted as part of the Affordable Care Act, requires all pharmaceutical and medical device manufacturers of products covered by Medicare, Medicaid or the Children’s Health Insurance Program to report annually to HHS: payments and transfers of value to physicians, certain other healthcare providers, and teaching hospitals, and ownership and investment interests held by physicians and their immediate family members. Additionally, on October 24, 2018, President Trump signed into law the “Substance Use-Disorder Prevention that Promoted Opioid Recovery and Treatment for Patients and Communities Act” which in part (under a provision entitled “Fighting the Opioid Epidemic with Sunshine”) extends the reporting and transparency requirements for physicians in the Physician Payments Sunshine Act to physician assistants, nurse practitioners, and other mid-level practitioners (with reporting requirements going into effect in 2022 for payments made in 2021). Applicable manufacturers are required to submit annual reports to CMS. Failure to submit required information on time may result in civil monetary penalties with additional amounts for knowingly failing to submit payment information. We are subject to Open Payments and the information we disclose may lead to greater scrutiny, which may result in modifications to established practices and additional costs. Additionally, similar reporting requirements have also been enacted on the state level domestically, and an increasing number of countries worldwide either have adopted or are considering similar laws requiring transparency of interactions with healthcare professionals.

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

▪Focus on Core Strength: We unleash our strengths and shore up weaknesses in our company, in every department and in each member of our company.

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

Code of Business Conduct and Business Ethics

All employees are expected to conduct business with the highest standards of business ethics. Each employee receives and agrees to follow our Code of Business Conduct and Ethics. Our Code of Conduct does more than just codify rules of conduct - it is the very foundation by which we conduct business every day. The Code of Conduct describes how we put our values into practice, and it explains our commitments, our expectations and provides guidance for our employees and all others who work on our behalf.

We have an open access policy, signifying that employees are encouraged to discuss any related concerns with management or report concerns anonymously through an Integrity Helpline.

Commitment to Diversity and Inclusion

At December 31, 2021, we had 352 employees, all located within the United States. 210 employees were engaged in marketing, sales, and administrative activities, 72 were engaged in research and development activities, and 70 were engaged in manufacturing operations. During 2021, the number of employees increased by 71. Our workforce consists of a highly skilled, diverse, and engaged team dedicated to the company’s mission and goals. We are proud of the diversity in our organization with 39% of our organization ethnically diverse. In addition, women represented 48% of our organization. This ratio is consistent across leadership roles within the company, where women represent 50% of our people leaders and 50% of our executive leaders. We strive to create an inclusive work environment that represents the diversity in the communities where we live and work.

In addition, we actively recruit candidates from a variety of backgrounds and work to ensure a fair interview and selection process. We are also active in building a pipeline of diverse candidates through our Summer @ the Road internship program, through which we have partnered with organizations such as East Side Prep in East Palo Alto, California, and diversity groups at several universities from which we recruit students.

We strive to create an inclusive work environment that represents the diversity in the communities we live and work.

Commitment to a Workplace Free of Discrimination and Harassment

In addition to our focus on our Cartwheel Culture, we strive to create a workplace that is free of bias, prejudice, discrimination and harassment. Our employment policies are designed to protect all employees, provide for their welfare and guide our behaviors and interactions. All managers and employees are required to take sexual harassment training as required by state laws.  In 2022, we are adding a Managing within the Law course that will be offered to all managers. In short, we do not tolerate discrimination or harassment. We are also committed to maintaining a workplace free from harassment based on any protected characteristic.

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

Commitment to Creating a Safe, Healthy and Secure Work Environment

We are committed to providing a safe, healthy and secure work environment for all employees and visitors. Safety is extremely important to the company and we comply with all applicable health, safety and environmental laws as well as our Safety Programs. These Safety Programs and associated procedures have been developed and implemented throughout the company’s facilities with employees’ safety in mind. These programs include an Injury and Illness Prevention Program, an Emergency Action Plan, an Exposure Control Plan, a Hazard Communication Program and a Hazardous Waste Management Program. In addition, any employee working in a hospital operating room is required to wear a dosimetry badge that monitors occupational radiation exposure and compliance with annual limits.

In addition, the COVID-19 pandemic required us to redouble our commitment to employee safety while we ensured business continuity for our physician customers and their patients. We have accepted new ways of working and interacting and this has caused a shift in how we operate in our two office locations and in the hospitals in which we work. We maintain important safety protocols including requiring all employees to be vaccinated against the COVID-19 virus and providing for a hybrid work schedule for positions where that is possible. This shift required that we and every member of our company embrace a new way of working and put new energy into creating an office environment that is safe, healthy, and inspiring to work in.

Commitment to Competitive and Fair Compensation

We believe that employees should be compensated fairly for their contributions to the company. We practice paying competitive salaries and hourly wages. In order to ensure we pay our employees competitively, annual benchmarking is completed on all positions throughout the company. We use external benchmarking surveys to guide our assessment of compensation competitiveness. Each position is evaluated based on level of the role, the complexity of the position, and years of experience required. Our compensation program consists of the three primary components: base salary, annual bonus targets (non-sales), commission plans (sales), and equity. The Compensation Committee is responsible for our executive compensation programs for our executive officers and reports to our board of directors on its discussions, decisions and other actions. We also offer all employees the option to participate in our Employee Stock Purchase Plan (ESPP). Participants in the ESPP may purchase our stock at a 15% discount to market price. We believe our ESPP plan, along with our new hire equity grants and refresh equity grants, helps to build an ownership mindset amongst participating employees.

Commitment to the Health and Wellbeing of our Employees

Our top priorities are to maintain the health and wellbeing of our employees and their families. To achieve this goal, we offer a comprehensive employee benefits package with a variety of options. These programs include Medical, Dental, Vision, Life Insurance, Disability Programs, Retirement Programs including a match on the 401(k), Flexible Spending Accounts, Health Savings Accounts with a generous employer contribution, and an Employee Assistance Program. We pay 91% of healthcare premium costs on behalf of our employees. For new parents, we offer up to 160 hours of child bonding leave and provide a benefit for new moms who travel for business that allows for them to pump milk and ship it back home. In addition, we provide paid vacation and holiday time.

Commitment to Learning and Development

We believe that the professional development of our employees is a critical element to the success of our company. We are investing in a robust learning and development program that provides employees at all levels of the company opportunities to build and grow their skills in their current roles and prepare them for future roles in the company.

We have an extensive training and development program in place for our salesforce that includes a robust clinical training continuum for our therapy development specialists, area managers and area directors. Upon hire, these employees attend a training program that includes intensive clinical/practical application training, the observation of live TCAR cases followed by intermediate training with advanced clinical education. Employees in these roles also attend regular continuing education courses on clinical topics to ensure their knowledge is current.

We also actively support the professional education of people managers through a leadership development program that builds important leadership skills through online and live training programs. In addition, we provide training that builds knowledge on our product design, manufacturing process and also enhances skills on daily tasks including software tools and applications.

Commitment to Corporate Philanthropy

Through our corporate philanthropy program, Lend a Hand, we are committed to supporting social causes and educational initiatives that help build stronger and healthier communities. Over the years, we have been involved in a variety of projects, including holiday gift drives, school backpack drives, the hand making and donation of blankets to a local rehabilitation and healthcare center near our Sunnyvale, California headquarters, participation in the Stroke Awareness Foundation’s Fight Stroke Walk, and building bikes for underprivileged children. In 2021, with in-person volunteer activities limited due to COVID-19, we provided financial support to the American Heart Association, Meals on Wheels America, and Stroke Awareness Foundation. During the COVID-19 pandemic, we made a monetary and in-kind donation to the Valley Medical Foundation and a monetary donation to Meals on Wheels. We also used our logistics team to distribute PPE Equipment, including face masks, frocks, gloves, shoe covers, beard covers and hair nets donated by a third party to hospitals around the U.S.

Corporate and Other Information

We were incorporated in Delaware on March 21, 2007 as Silk Road Medical, Inc. Our principal executive offices are located at 1213 Innsbruck Drive, Sunnyvale, California 94089, and our telephone number is (408) 720-9002. Our website address is www.silkroadmed.com. Investors and others should note that we announce material financial information to our investors using SEC filings, press releases, our investor relations website, public conference calls and webcasts. We use these channels as well as social media to communicate with investors, customers and the public about our company, our products and other issues. It is possible that information we post on social media channels could be deemed to be material information. We encourage investors, our customers and others interested in our company to review the information we post on our Facebook page (https://www.facebook.com/SilkRoadMed/), LinkedIn page (https://linkedin.com/company/silk-road-med), and Twitter feed (https://twitter.com/SilkRoadMed). The information on, or that may be accessed through, our website and social media channels is not incorporated by reference into this Annual Report on Form 10-K and should not be considered a part of this Annual Report on Form 10-K.

Item 1A. Risk Factors

We have identified the following risks and uncertainties that may have a material adverse effect on our business, financial condition, results of operations and future growth prospects. Our business could be harmed by any of these risks. The risks and uncertainties described below are not the only ones we face. The occurrence of any of the following risks or additional risks and uncertainties not presently known to us or that we currently believe to be immaterial could materially and adversely affect our business, financial condition, results of operations and future prospects. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment. In assessing these risks, you should also refer to the other information contained in this Annual Report on Form 10-K, including our financial statements and related notes. Please also see “Cautionary Notes Regarding Forward-Looking Statements.”

Summary of Principal Risk Factors

The following risks and uncertainties are among the most significant we face. However, the risks and uncertainties identified in this subsection are not the only ones we face, and are qualified in their entirety by reference to all of the risk factors described in Item 1A.

General Risks Related to Our Business

•Our business is dependent upon the continued adoption of TCAR by hospitals and physicians.

•Adoption of TCAR depends upon positive clinical data and medical society recommendations, and negative clinical data or medical society recommendations would adversely affect our business.

•The COVID-19 pandemic and the spread of new variants continue to negatively impact our business and operations.

•We are experiencing inflationary pressures, caused by the COVID-19 pandemic or as a result of general macroeconomic factors, which could increase our manufacturing costs and operating expenses and have a material adverse impact on our profitability and results of operations.

•If we are not able to maintain adequate levels of third-party coverage and reimbursement for the procedures using our products, if third parties rescind or modify their coverage, or if patients are left with significant out-of-pocket costs, it would have a material adverse effect on our business, financial condition and results of operations.

•We rely on Cordis, to supply the ENROUTE stent, and if Cordis fails to supply the ENROUTE stent in sufficient quantities or at all, it will have a material adverse effect on our business, financial condition and results of operations.

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

We have incurred net losses since our inception in March 2007. For the year ended December 31, 2021, we had a net loss of $49.8 million, and we expect to continue to incur additional losses in the future. As of December 31, 2021, we had an accumulated deficit of $288.7 million. To date, we have financed our operations primarily through equity and debt financings and from sales of our portfolio of TCAR products that enable transcarotid artery revascularization. The losses and accumulated deficit have primarily been due to the substantial investments we have made to develop our products, as well as for costs related to general research and development, including clinical and regulatory initiatives to obtain marketing approval, sales and marketing efforts, investments in manufacturing and distribution capacity, and other infrastructure improvements.

Over the next several years, we expect to continue to devote a substantial amount of our resources to increase adoption of TCAR using our products, expand commercialization efforts in the United States and select international markets, improve and expand reimbursement for TCAR, expand the labeled indications for our products, conduct clinical studies, and develop additional products. In addition, as a public company, we incur significant legal, accounting, director & officer liability insurance and other expenses that we did not incur as a private company, all of which continue to increase. Accordingly, we expect to continue to incur operating losses for the foreseeable future and we cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will sustain profitability. Our failure to achieve and sustain profitability in the future will make it more difficult to finance our business and accomplish our strategic objectives, which would have a material adverse effect on our business, financial condition and results of operations and cause the market price of our common stock to decline. In addition, failure of our products to significantly penetrate the target markets would negatively affect our business, financial condition and results of operations.

We rely on, and currently sell products to enable, TCAR, which is our only product offering.

To date, all of our revenue has been derived, and we expect it to continue to be derived in the near term, from sales of our products that enable TCAR. TCAR is a relatively new treatment option for certain patients diagnosed with carotid artery disease and, as a result, physician awareness of TCAR and our products, and experience with TCAR and our products, is limited. A number of factors that are outside of our control may contribute to fluctuations in our financial results, including:

•Physician experience and hospital demand for our products and the extent of adoption of TCAR, including the rate at which physicians recommend our products and TCAR to their patients;

•Delays in, or failure to supply product, component and material deliveries by our third-party suppliers;

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

Our business is dependent upon the continued adoption of TCAR by hospitals and physicians.

Our future growth and profitability largely depends on our ability to increase physician awareness and adoption of TCAR and on the willingness of physicians to recommend the procedure to more of their patients. Physicians may not use our products unless they are able to determine, based on experience, clinical data, medical society recommendations and other analyses, that our products provide a safe and effective treatment alternative for carotid artery disease. Even if we are able to raise awareness and increase adoption of TCAR among physicians, physicians tend to be slow in changing their medical treatment practices and may be hesitant to select our products or TCAR for recommendation to patients for a variety of reasons, including:

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

Physicians play a significant role in determining the course of a patient’s treatment for carotid artery disease and, as a result, the type of treatment that will be recommended or provided to a patient. We focus our sales, marketing and education efforts primarily on vascular surgeons, and aim to educate referring physicians such as cardiologists, radiologists, neurologists, and general practitioners regarding the patient population that would benefit from TCAR. However, we cannot assure you that we will achieve broad education or market acceptance among these practitioners. For example, if diagnosing physicians who serve as the primary point of contact for patients are not made aware of TCAR, they may not refer patients to physicians for treatment using our products, and those patients may instead not seek treatment at all or may be treated with alternative procedures. In addition, some physicians may choose to utilize TCAR on only a subset of their total patient population or may not adopt TCAR at all. If a physician experiences an adverse event in one or more of their TCAR patients or elects to convert TCAR to CEA mid-procedure, they may not continue offering and performing TCAR at the same rate or at all. Further, as TCAR is a new procedure, it may not fit into the workstreams of certain physicians. If we are not able to effectively demonstrate that TCAR is beneficial in a broad range of patients, adoption of TCAR will be limited and may not occur as rapidly as we anticipate, which would have a material adverse effect on our business, financial condition and results of operations. We cannot assure you that TCAR or our products will achieve broad market acceptance among hospitals and physicians. Any failure of TCAR or our products to satisfy demand or to achieve meaningful market acceptance and penetration will harm our future prospects and have a material adverse effect on our business, financial condition and results of operations.

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

The rate of adoption of TCAR and sales of our products that facilitate the procedure is heavily influenced by clinical data. Although the Society for Vascular Surgery’s Vascular Quality Initiative contains real world data retrospectively comparing carotid revascularization procedures including TCAR, we have not conducted head-to-head clinical trials to prospectively compare TCAR to the procedures historically available to patients, such as CEA or CAS, which may limit the adoption of TCAR. Additionally, the Carotid Revascularization and Medical Management for Asymptomatic Carotid Stenosis 2, or CREST-2, clinical trial currently funded by the National Institutes of Health, is ongoing and is designed to compare the effectiveness of each of CEA and CAS with best medical management solutions in standard surgical risk asymptomatic patients with carotid artery disease. Although we estimate that enrollment will not be completed until sometime after 2026, interim results have been released from time to time. At the completion of the four-year follow-up, the trial could conclude that medical management alone achieves the same therapeutic results as CEA and/or CAS, which could have an adverse impact on the adoption of TCAR. Finally, our competitors and third parties may also conduct clinical trials of our products without our participation. Unfavorable or inconsistent clinical data from existing or future clinical trials conducted by us, our competitors or third parties, the interpretation of our or other clinical data or findings of new or more frequent adverse events, could have a material adverse effect on our business, financial condition and results of operations.

As physicians are influenced by guidelines issued by physician organizations, such as the Society for Vascular Surgery, the rate of adoption of TCAR and sales of our products that facilitate the procedure are also influenced by medical society recommendations. We believe the Society for Vascular Surgery’s Clinical Practice Guidelines, or SVS Guidelines, are of importance to the broader market acceptance of TCAR. The revised SVS Guidelines on the management of carotid artery disease were published in June 2021. Like previous versions of the guidelines, it generally discusses CAS and embolic protection methods, including flow reversal. The 2021 edition does state that TCAR is preferred over CEA and CAS in anatomically or physiologically high surgical risk patients, whether symptomatic or asymptomatic. If subsequent versions of the SVS Guidelines do not recommend TCAR, or if the Society for Vascular Surgery issues a negative or more limited statement regarding TCAR, physicians may not adopt or continue to use TCAR or our products at the same rate or at all, which would have a material adverse effect on our business, financial condition and results of operations. Additionally, if key opinion leaders who currently support TCAR cease to recommend TCAR or our products, our business, financial condition and results of operations will be adversely affected.

Adoption of TCAR depends upon appropriate physician training, and inadequate training may lead to negative patient outcomes, affect adoption of TCAR and adversely affect our business.

The success of TCAR depends in part on the skill of the physician performing the procedure and on our customers’ adherence to appropriate patient selection and proper techniques provided in training sessions conducted by our training faculty. For example, we train our customers to ensure correct use of our ENROUTE NPS and proper deployment of our ENROUTE stent. However, physicians rely on their previous medical training and experience when performing TCAR, and we cannot guarantee that all such physicians will have the necessary surgical and endovascular skills to perform the procedure. While we mandate physician attendance at our TCAR training program or training with proctors, we do not control which physicians perform TCAR or how much training they receive. Physicians who have not completed our training sessions may nonetheless attempt to perform TCAR. If physicians perform TCAR in a manner that is inconsistent with its labeled indications, with components that are not our products or without adhering to or completing our training sessions, their patient outcomes may not be consistent with the outcomes achieved in our and other clinical trials, studies or registries of TCAR. This result may negatively impact the perception of patient benefit and safety and limit adoption of TCAR and our products that facilitate the procedure, which would have a material adverse effect on our business, financial condition and results of operations. Additionally, hospitals and physician organizations may adopt physician credentialing guidelines requiring TCAR training that is more extensive than our training program. If physicians conclude that we do not provide adequate TCAR training, they may be less likely to adopt TCAR and our products, which could have a material adverse effect on our business, financial condition and results of operations.

The COVID-19 pandemic and the spread of new variants continue to negatively impact our business and operations.

The spread of COVID-19 and its variants, or COVID-19, in the United States has continued to result in intermittent travel restrictions and restrictive hospital policies impacting our sales professionals and therapy development specialists who support them. New virus variants, including the Delta and Omicron variants, and increased infection and related hospitalization rates throughout the pandemic have increased the volatility and uncertainty in the number of TCAR procedures and demand for our products. Our field-based team continues to be available to support TCAR procedures, either in person or virtually. Members of our field team may, however, choose not to enter hospitals due to preexisting conditions, personal choice, or on doctors’ orders or may be unable to enter hospitals due to hospital policy. In addition, hospitals have and continue to experience staffing shortages that cause problems scheduling or rescheduling TCAR procedures. Physicians or their patients may postpone TCAR procedures in response to COVID-19 or divert resources to treat patients with COVID-19 or other conditions deemed higher priority. Some hospitals have also restricted or limited access for non-patients, including our sales professionals and therapy development specialists, which has negatively impacted our access to physicians and their staff. Our business and operations may be impacted by competition for operating room and hybrid operating rooms within hospitals that have dedicated certain resources only to COVID-19 patients. As hospitals cancel and defer elective surgeries, it reduces their revenue and impacts their financial results, which could result in pricing pressure on our products as they seek cost savings. Prolonged restrictions relating to COVID-19 could adversely affect our procedures and the revenue we derive as a result. Additionally, some hospitals may have cash flow problems or cease doing business due to the impact of COVID-19 on their operations, which could reduce the number of hospitals where TCAR is performed and adversely affect our ability to collect amounts due to us and our revenue as a result.

We expect these challenges to continue to impact the number of TCAR procedures for the foreseeable future, with procedure volumes impacted by increased COVID-19 hospitalizations and hospital capacity and staffing constraints due to recent COVID-19 variants. Patients may also be reluctant to visit their physicians at their offices or in hospitals due to fear of contracting COVID-19. Physicians may not be performing as many diagnostic tests for their patients and the labs where these tests are performed may not be open, staffed adequately or open the entire day. Even where physicians continue to treat symptomatic patients, treatment of asymptomatic patients is being deferred in many cases in areas where COVID-19 cases and hospitalizations are significant. The reduction in diagnostic testing and physician visits, the increase in deferred treatment, and patient behaviors are translating into fewer than expected TCAR procedures being performed in the current environment.

Governmental mandates related to COVID-19 or other infectious diseases have impacted, and we expect them to continue to impact, our personnel and personnel at third-party manufacturing facilities in the United States and other countries, and the availability or cost of materials, which could disrupt our supply chain and/or reduce our margins. An extended implementation of governmental mandates could impact our ability to operate effectively and conduct ongoing manufacturing or research and development activities. However, we are considered an essential business under applicable state rules and our manufacturing operations are ongoing. If key personnel or large groups of our employees contract the virus, that may also impact our business and operations. In the meantime, we have taken steps to provide for our employees, including providing the ability for employees to work remotely and implementing strategies to support a safe work environment for onsite employees. In addition, we have required our employees to get the COVID-19 vaccine. We are also assessing our business continuity plans in the context of this pandemic. We have implemented distancing policies and protocols established to continue manufacturing and other operations.

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

•Delays or difficulties in enrolling or follow up visits for patients in our clinical trials;

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

The extent to which COVID-19 impacts our business will depend on future developments, which are highly uncertain and cannot be predicted, including the duration and severity of the pandemic, the actions taken to reduce the transmission of COVID-19 or mitigate the burden on hospitals, and the speed with which normal economic, labor market and operating conditions resume, among others.

COVID-19 has created global supply chain constraints and constrained labor markets, which could result in the inability of our suppliers to deliver components, sub-assemblies and materials to us on a timely basis or at all.

We are concerned about ensuring an adequate supply of the components, sub-assemblies and materials that are used to manufacture our TCAR products as well as to support our research and development activities for new products. For example, certain liners and shrink tubing used in both the ENROUTE stent and ENROUTE NPS are in short supply and delivery of these materials are likely to be delayed, which could result in manufacturing delays for our TCAR products.  If there were a shortage of supply, the cost of components, sub-assemblies and materials may increase or we may need to pay a premium to obtain sufficient supply, either of which could harm our ability to provide our products on a cost-effective basis or at all or we may experience delays in providing our TCAR products to our customers. We also may experience delays in and increased costs for our research and development programs and clinical trials due to the inability to obtain the necessary materials to advance these programs and trials. In connection with any supply shortages, reliable and cost-effective replacement sources may not be available on short notice or at all, and this may force us to increase prices and face a corresponding decrease in demand for our TCAR products, or force us to absorb these increased costs. In the event that any of our suppliers were to discontinue production of our key product components, sub-assemblies or the materials used in our TCAR products, developing alternate sources of supply for these items would be time consuming, difficult and costly. If we were to experience a supply shortage with our components, sub-assemblies and the materials necessary to manufacture our TCAR products our reputation in the market, demand for our TCAR products and our operating results may be significantly and adversely affected and new products may be delayed.

We are experiencing inflationary pressures, caused by the COVID-19 pandemic or as a result of general macroeconomic factors, which could increase our manufacturing costs and operating expenses and have a material adverse impact on our profitability and results of operations.

We continuously monitor the effects of inflationary factors, such as increases in our cost of goods sold and selling and operating expenses, which may adversely affect our results of operations.  Specifically, we are experiencing inflationary pressure affecting the cost of the components for our TCAR products and in the wages that we pay our employees due to challenging labor market conditions.  Competitive and regulatory conditions restrict our ability to fully recover, such as increased costs through price increases, higher costs of acquired goods and services resulting from inflation and other drivers of cost increases.  As a result, we are unlikely to be able to pass these increased costs along to our customers or fully offset the impact of persistent inflation. Our inability or failure to do so could have a material adverse effect on our business, financial condition and results of operations or cause us to need to obtain additional capital earlier than anticipated.

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

Inventory levels in excess of customer demand may result in a portion of our inventory becoming obsolete or expiring, as well as inventory write-downs or write-offs. Conversely, if we underestimate customer demand for our products or our own requirements for components, sub-assemblies and materials, our manufacturing partners and suppliers may not be able to deliver components, sub-assemblies and materials to meet our requirements and our manufacturing may be affected by the impact of COVID-19 on our suppliers. We have increased our inventory on hand in reaction to global supply chain constraints, but these inventory levels may prove to be inadequate. If we do not have adequate supply of components, sub-assemblies and materials there may be interruptions, delays or cancellations of deliveries of our TCAR products to our customers, any of which would damage our reputation, customer relationships and business. In addition, several components, sub-assemblies and materials incorporated into our products require lengthy order lead times, and additional supplies or materials may not be available when required on terms that are acceptable to us or our manufacturing partners, or at all, and our manufacturing partners and suppliers may not be able to allocate sufficient capacity in order to meet our increased requirements, any of which could have an adverse effect on our ability to meet customer demand for our products and our results of operations.

We have limited long-term data regarding the safety and effectiveness of our products, including our ENROUTE stent and TCAR generally.

Our products enable TCAR, which is a relatively new procedure, and our success depends on acceptance of our products and TCAR by the medical industry, including physicians and hospitals. The FDA reviews our products for safety and effectiveness, prior to commercial launch of these products. Thereafter, physicians, through their own use of the products and evaluation of clinical data, make their own decisions as to whether our products are safe and effective for their patients and improve their clinical outcomes. Important factors upon which the effectiveness of our products, including our ENROUTE stent, will be measured include but are not limited to long-term data regarding the risk of stroke and death and the rates of restenosis and reintervention following TCAR. The long-term clinical benefits of procedures that use our products are not fully known. Any late failure of our stent that results in a negative clinical outcome or need for reintervention could deter physicians from adopting our products and could have a material adverse effect on our business, financial condition and results of operations.

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

TCAR is currently covered under certain circumstances for certain patients by the Centers for Medicare and Medicaid Services under a National Coverage Determination, and has been covered by some commercial payers, independent networks and other entities not governed by the National Coverage Determination. In the United States, we derive our revenue from sales to hospitals and medical centers, which typically bill all or a portion of the costs and fees associated with our products to various third-party payers, including Medicare, Medicaid, Veterans’ Administration, private commercial insurance companies, health maintenance organizations and other healthcare-related organizations, and then bill patients for any applicable deductibles or co-payments. For example, our contracts are with the hospitals and medical centers that purchase our products for use with TCAR and not with the commercial payers. As a result, access to adequate coverage and reimbursement for our products by third-party payers is essential to the acceptance of our products by our customers.

However, in the United States, there is no uniform policy of coverage and reimbursement for medical device products and services among third-party payers, so coverage and reimbursement can differ significantly from payer to payer, and each coverage decision and level of reimbursement is independent. As a result, third-party reimbursement may not be available or adequate for our products, and there is no guarantee that we will be able to maintain our current levels of coverage or reimbursement or be able to expand coverage to other insurance carriers. Further, payers continually review new technologies for possible coverage and can, without notice, deny or limit coverage for products and procedures or delay coverage approval until further clinical data are available. As a result, the coverage determination process is often a time-consuming and costly process that may require us to provide scientific and clinical support for the use of our products to each payer separately, with no assurance that coverage and adequate reimbursement will be obtained, or maintained if obtained. If third-party reimbursement is not available or adequate for TCAR procedures using our products, or if there is any decline in the amount that payers are willing to reimburse our customers for TCAR, new customers may not adopt, or may reduce their rate of adoption of, our products and we could experience additional pricing pressure, any of which could have a material adverse effect on our business, financial condition and results of operations.

Products for carotid stenting including our TCAR products are covered for Medicare beneficiaries under a National Coverage Determination, or NCD, for Percutaneous Transluminal Angioplasty. Coverage for non-Medicare patients depend upon commercial and other payer policies. Based on reimbursement information regarding CEA and CAS, we estimate that approximately 79% of carotid procedures are reimbursed by the U.S. Centers for Medicare & Medicaid Services, or CMS, and the remaining approximately 21% are reimbursed by commercial and other payers. Medicare is managed by CMS, which make the final determination regarding Medicare hospital and physician coverage and payment. Any future reconsideration of the applicable Medicare NCD may result in expansion of coverage of carotid stenting procedures including TCAR based on FDA-approved indications or continued coverage limitations to CMS approved CAS investigational studies. CMS reimburses hospital inpatient services based on Medicare Severity Diagnosis Related Groups, or MS-DRGs. All CAS, TCAR and CEA procedures are currently paid only as Medicare inpatient procedures. CMS policy focus on hospital price transparency, site (e.g. inpatient, outpatient, ambulatory surgery center and office) neutral payments and MS-DRG refinements may place additional downward pressure on future hospital inpatient payments. Medicare payments to physicians are based on a Resource Based Relative Value System. CMS policy changes to increase reimbursement for physician primary care services may result in reductions to physician payments for specialty services and procedures. As a result of any reductions in payments to hospitals and physicians for TCAR procedures, TCAR utilization may decline, which would have a material adverse effect on our business, financial condition and results of operations. Additionally, patients may elect to reduce or defer out-of-pocket costs during times of economic uncertainty or periods of legislative change. If hospital, physician and/or patient demand for TCAR, and thus our products that facilitate the procedure, are adversely affected by third-party reimbursement policies and decisions, it will have a material adverse effect on our business, financial condition and results of operations.

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

We are a party to a license agreement with Cordis, under which Cordis has granted us a worldwide, non-exclusive, royalty-bearing license, without the right to sublicense, to certain of its intellectual property related to the PRECISE® carotid stent for transcervical treatment of carotid artery disease with an intravascular stent for certain applications for accessing blood vessels through the neck and cervical area. In August 2021, Cardinal Health divested Cordis to private equity firm Hellman & Friedman LLC. Our license agreement with Cordis imposes, and we expect that any future license agreements will impose, certain diligence, royalty, and other obligations on us. If we fail to comply with these obligations, our licensors, including Cordis, may have the right to reduce the scope of our rights or terminate these agreements, in which event we may not be able to develop and market any product that is covered by these agreements. If not extended, this license will expire on a country-by-country basis upon the expiration of all applicable Cordis patents – in certain countries, for example, our rights are expected to expire within the next few years. Termination of this license for failure to comply with such obligations or for other reasons, or reduction, elimination or expiration of our licensed rights under it or any other license or agreement, may result in our having to negotiate new or reinstated licenses on less favorable terms or our not having sufficient intellectual property rights to operate our business or cause us to enter into new licenses for different stents. The occurrence of such events could materially harm our business and financial condition.

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

We rely on Cordis to manufacture the ENROUTE stent pursuant to a supply agreement between us and Cordis Corporation. We strive to maintain an inventory of several months’ worth of ENROUTE stents to guard against potential shortfalls in supply, and we estimate that it would take one to two years to find an alternative supplier for our ENROUTE stent and multiple years to identify and seek approval for another stent, and in each case qualify it for use with our other products. In addition, Cordis currently manufactures the ENROUTE stent at a facility in Juarez, Mexico. This facility has previously and in the future could become subject to a COVID-19 outbreak which would cause Cordis to temporarily shut down manufacturing operations, which would in turn present risk to the ongoing supply of our stents used in TCAR procedures. If Cordis's ability to manufacture the ENROUTE stent is interrupted as a result, or if Cordis experiences a product recall or breaches its supply agreement with us, we may not have a sufficient number of stents for delivery to support TCAR procedures. Finally, if not extended, our supply agreement with Cordis will terminate when our license agreement with Cordis terminates and we can provide no assurance that we will be able to negotiate or enter into a new supply agreement with Cordis on terms that are acceptable to us, or at all. We or Cordis may wish to re-evaluate certain aspects of the supply agreement we have with Cordis which may lead to lengthy or costly negotiations and affect our ability to obtain the ENROUTE stent at an acceptable price or at all. Any shortfall in the supply of ENROUTE stents may result in lower adoption rates for TCAR, fewer TCAR procedures being performed generally, and a material adverse effect on our business, financial condition and results of operations.

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

Our business strategy depends on our ability to manufacture, and our contract manufacturers ability to manufacture, our current and future products in sufficient quantities and on a timely basis to meet customer demand, while adhering to product quality standards, complying with regulatory quality system requirements and managing manufacturing costs. We have a facility located in Sunnyvale, California, where we currently assemble and package certain of our products, and inspect, release and ship all of our products, either directly to our customers or to our facility in Plymouth, Minnesota. We currently produce our ENROUTE NPS at our Sunnyvale facility, and we and the contract manufacturers of our other products do not currently have redundant facilities although we expect to begin manufacturing of our ENROUTE NPS at our Plymouth facility in the second half of 2022. If our or our manufacturing partners’ facilities suffers damage, or a force majeure event, this could materially impact our ability to operate.

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

As demand for our products increases, we will have to invest additional resources to purchase components, sub-assemblies and materials, hire and train employees and enhance our manufacturing processes. If we or our manufacturing partners fail to increase our production capacity efficiently, we may not be able to fill customer orders on a timely basis, our sales may not increase in line with our expectations and our operating margins could fluctuate or decline. In addition, although we expect some of our products in development to share product features, components, sub-assemblies and materials with our existing products, the manufacture of these products may require modification of our or our manufacturing partners’ current production processes or unique production processes, the hiring of specialized employees, the identification of new suppliers for specific components, sub-assemblies and materials or the development of new manufacturing technologies. It may not be possible for us or our manufacturing partners’ to manufacture these products at a cost or in quantities sufficient to make these products commercially viable or to maintain current operating margins, all of which could have a material adverse effect on our business, financial condition and results of operations.

We depend on a limited number of single source suppliers to manufacture our components, sub-assemblies and provide other materials, which makes us vulnerable to supply shortages and price fluctuations that could have a material adverse effect on our business, financial condition and results of operations.

We rely on single source suppliers for the components, sub-assemblies and materials for our products, such as our ENROUTE stent and for the key components, sub-assemblies and materials for our ENROUTE NPS. These components, sub-assemblies and materials are critical and there are relatively few alternative sources of supply. We have not qualified or obtained necessary regulatory approvals for additional suppliers for most of these components, sub-assemblies and materials, and we do not carry a significant inventory for some of these items. While we believe that alternative sources of supply may be available, we cannot be certain whether they will be available if and when we need them, or that any alternative suppliers would be able to provide the quantity and quality of components and materials that we would need to manufacture our products if our existing suppliers were unable to satisfy our supply requirements. To utilize other supply sources, we would need to identify and qualify new suppliers to our quality standards and obtain any additional regulatory approvals required to change suppliers, which could result in manufacturing delays and increase our expenses. Our manufacturing partners rely on single source suppliers as well, and are subject to the foregoing risks.

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

•Inability to obtain adequate supply in a timely manner or on commercially reasonable terms due to global supply chain constraints or other factors;

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

•Delays in delivery by our suppliers due to changes in demand from us or their other customers; and

•An outbreak of disease or similar public health threat, such as the ongoing threat of new COVID-19 variants, particularly as it may impact our supply chain.

Although we require our third-party suppliers to supply us with components that meet our specifications and comply with applicable provisions of the QSR and other applicable legal and regulatory requirements in our agreements and contracts, and we perform incoming inspection, testing or other acceptance activities to ensure the components meet our requirements, there is a risk that our suppliers will not always act consistent with our best interests, and may not always supply components that meet our requirements or supply components in a timely manner. For example, in the first quarter of 2021, we announced the voluntary recall of certain lots of our ENROUTE Transcarotid Stent System, manufactured by Cordis. Our decision to recall these lots was based on complaints we received about tips detaching from the stent delivery system as well as internal testing that we conducted. We have determined the root cause of the detachment was a single operator at Cordis, who, over a specific timeframe, produced lots in which a small number of units were not reliably manufactured to specification. Recalls like this one could cause the supply of our TCAR products to customers to be interrupted, us to incur additional expenses, have to purchase replacement products, negative publicity or damage to our reputation, any of which could cause our results of operations to be adversely impacted.

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

The total addressable market for TCAR is limited by a number of factors. Approximately 169,000 patients with carotid artery disease in the United States received treatment in the form of surgical or endovascular intervention in 2021. Of this group, we estimate that approximately one-third would be outside the scope of the FDA-approved labeling for the ENROUTE stent, as those patients are not deemed to be at high risk for adverse events from CEA, or high surgical risk. Although we have submitted a PMA supplement to the FDA to expand the labeling for the ENROUTE stent to treat patients at standard risk for adverse events from CEA, the current FDA-approved labeling for the ENROUTE stent is limited to patients at high risk for adverse events from CEA. Patients at high risk for adverse events from CEA are defined as having significant comorbidities and/or anatomic risk factors, and/or advanced age, that would make them riskier candidates for CEA. Furthermore, the safety and effectiveness of certain products for TCAR has not been established for certain patients. For example, the FDA-cleared labeling for the ENROUTE NPS states that patients should have at least five centimeters of common carotid artery free of significant disease for initial access to the artery and positioning of the ENROUTE sheath. In addition, per the FDA-approved labeling for the ENROUTE stent, TCAR is limited to asymptomatic patients with carotid artery stenosis of at least 80% and symptomatic patients with carotid artery stenosis of at least 50%, both of which must also be high surgical risk. In addition, physicians may choose to perform CEA in patients with certain anatomical characteristics, including heavily calcified carotid arteries, calcified lesions and severe vessel tortuosity. Finally, current labeling for our products includes contraindications for certain patients, thus further reducing our total addressable market.

Expanding the addressable market for TCAR is dependent upon labeling and reimbursement expansion initiatives.

The ENROUTE stent is not currently indicated for use in standard surgical risk patients. To access a larger portion of the market for carotid artery disease, we have filed a PMA supplement and will need to obtain approval by the FDA for a label expansion of the ENROUTE stent in standard surgical risk patients and obtain corresponding reimbursement coverage expansion for TCAR with CMS. As a condition of PMA approval, the FDA may require additional post-market data from clinical studies or registries, which we are preparing for. However, there are no guarantees that we will be able to obtain such FDA approval or CMS label expansion for the ENROUTE stent, or that any label expansion or additional reimbursement coverage will be sufficient to adequately access the standard risk portion of the market for carotid artery disease patients. If we are unable to obtain labeling and reimbursement coverage expansion, it may have a material adverse effect on our business, financial condition and results of operations.

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

We currently maintain our manufacturing and a portion of our research and development and non-field-based sales, general and administrative operations in a building located in Sunnyvale, California, which is situated on or near earthquake fault lines, and we do not yet have redundant manufacturing although we expect to begin manufacturing of our ENROUTE NPS at our Plymouth facility in the second half of 2022. Should our building be significantly damaged or destroyed by natural or man-made disasters, such as earthquakes, fires or other events, it could take months to relocate or rebuild, during which time our employees may seek other positions, our research, development and manufacturing would cease or be delayed and our products may be unavailable. Moreover, the use of a new facility or new manufacturing, quality control, or environmental control equipment or systems generally requires FDA review and, with respect to certain products, approval of a PMA supplement. Because of the time required to authorize manufacturing in a new facility under FDA, the State of California and non-U.S. regulatory requirements, we may not be able to resume production on a timely basis even if we are able to replace production capacity in the event we lose manufacturing capacity. While we maintain property and business interruption insurance, such insurance has limits and would only cover the cost of rebuilding and relocating and lost revenue, but not general damage, losses caused by earthquakes, losses we may suffer due to our products being replaced by competitors’ products or loss in value due to associated decreases in our stock price. The inability to perform our research, development and manufacturing activities, combined with our limited inventory of materials and components and manufactured products, may cause physicians to discontinue using our products or harm our reputation, and we may be unable to reestablish relationships with such physicians in the future. Consequently, a catastrophic event at our facilities could have a material adverse effect on our business, financial condition and results of operations.

Furthermore, the current lease for our Sunnyvale, California manufacturing facility expires in 2024, and our operations are growing at a pace that may require us to find a replacement or expansion facility in California sooner. We may be unable to renew our lease or find a new facility on commercially reasonable terms. If we were unable or unwilling to renew at the proposed rates, relocating our manufacturing facility would involve significant expense in connection with the movement and installation of key manufacturing equipment and any necessary recertification with regulatory bodies, and we cannot assure investors that such a move would not delay or otherwise adversely affect our manufacturing activities or operating results. If our manufacturing capabilities were impaired by our move, we may not be able to manufacture and ship our products in a timely manner, which would adversely impact our business.

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

Our industry is highly competitive, subject to change and significantly affected by new product introductions and other activities of industry participants. We are initially positioning TCAR as an alternative to CEA and CAS in high surgical risk patients. CEA has historically been performed by vascular surgeons as the primary surgical solution for carotid artery disease. The major manufacturers of products, such as patches and shunts, used in connection with CEA include LeMaitre Vascular, Getinge / Maquet, Baxter, Terumo, Gore and Edwards. Some competitors market products for use in CAS, such as peripheral access kits, stents, distal and proximal embolic protection devices, guidewires, balloons and sheaths. Such companies include Abbott, Boston Scientific, Cordis, Medtronic, Terumo, Gore, Contego Medical and InspireMD. These technologies, other products that are in ongoing clinical trials, new drugs or additional indications for existing drugs could demonstrate better safety, effectiveness, clinical results, lower costs or greater physician and patient acceptance.

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

We are currently focused on improving existing products for TCAR, developing new products for TCAR, and developing new products for other disease states beyond carotid artery disease. If we are unable to develop new products, applications or features due to constraints, such as insufficient cash resources, high employee turnover, inability to hire personnel with sufficient technical skills or a lack of other research and development resources, we may not be able to maintain our competitive position compared to other companies. Furthermore, many of our competitors devote a considerably greater amount of funds to their research and development programs than we do, and those that do not may be acquired by larger companies that would allocate greater resources to research and development programs. Our failure or inability to devote adequate research and development resources or compete effectively with the research and development programs of our competitors could harm our business.

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

Our business is subject to significant risks associated with the manufacture, distribution and use of medical devices that are placed inside the human body, including the risk that patients may be severely injured by or even die from the misuse or malfunction of our products caused by design flaws or manufacturing defects. In addition, component failures, design defects, off-label uses or inadequate disclosure of product-related information could also result in an unsafe condition or the injury or death of a patient. These problems could lead to a recall or market withdrawal of, or issuance of a safety alert relating to, our products and could result in significant costs, negative publicity and adverse competitive pressure. For example, in the first quarter of 2021, we announced the voluntary recall of certain lots of our ENROUTE Transcarotid Stent System, manufactured by Cordis. The circumstances giving rise to recalls are unpredictable, and any recalls of existing or future products increase the probability of inspection by, or additional scrutiny from, the FDA and could have a material adverse effect on our business, financial condition and results of operations.

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

The medical device industry has historically been subject to extensive litigation over product liability claims. Operating in the area of the neck with the brain as the end organ is dangerous and presents risks of adverse events such as bleeding, arterial dissection, cranial nerve injury, myocardial infarction, stroke and death, which subject us to a greater risk of being involved in litigation than companies with products used in less critical areas of the body. We may be subject to product liability claims if our products cause, or merely appear to have caused, an injury or death, even if due to physician error. In addition, an injury or death that is caused by the activities of our suppliers, such as those that provide us with components and materials, or by an aspect of a treatment used in combination with our products, such as a complementary drug or anesthesia, may be the basis for a claim against us by patients, hospitals, physicians or others purchasing or using our products, even if our products were not the actual cause of such injury or death. We may choose to settle any claims to avoid fault and complication not due to failure of our products. An adverse outcome involving one of our products could result in reduced market acceptance and demand for all of our products, and could harm our reputation and our ability to market our products in the future. In some circumstances, adverse events arising from or associated with the design, manufacture or marketing of our products could result in the suspension or delay of regulatory reviews of our premarket notifications or applications for marketing. Any of the foregoing problems could disrupt our business and have a material adverse effect on our business, financial condition and results of operations.

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

Due to our recent growth in our business, we have leased additional space to provide offices, manufacturing and distribution operations and facilities for the employees we expect to hire in Plymouth, Minnesota and are also considering additional leased facilities in the San Francisco Bay Area. There is competition for office, shipping and warehousing space in the San Francisco Bay area and elsewhere and we can provide no assurance that we will find additional space or that such space will be on reasonable terms. If we are unable to obtain additional space or support on commercially reasonable terms our costs may go up or our business operations may be adversely affected.

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

•The scope and timing of investment in our sales force, marketing initiatives and physician training programs;

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

As of December 31, 2021, we had an aggregate of approximately $49.0 million in principal outstanding under our Loan Agreement with Stifel Bank. We must make significant interest-only monthly payments under the Loan Agreement, which has diverted and will continue to divert resources from other activities. Our obligations under the Loan Agreement are collateralized by substantially all of our assets, excluding intellectual property, and we are subject to customary affirmative and negative covenants, including covenants limiting our ability and the ability of our subsidiaries to, among other things, dispose of assets, effect certain mergers, incur debt, grant liens, pay dividends and distributions on capital stock, make investments and acquisitions, and enter into transactions with affiliates, in each case subject to customary exceptions for a loan facility of this size and type. The covenants related to the Loan Agreement, as well as any future financing agreements into which we may enter, may restrict our ability to finance our operations and engage in, expand or otherwise pursue our business activities and strategies. While we have not previously breached and are not currently in breach of these or any other covenants contained in our Loan Agreement, there can be no guarantee that we will not breach these covenants in the future. Our ability to comply with these covenants may be affected by events beyond our control, and future breaches of any of these covenants could result in a default under the Loan Agreement. If not waived, future defaults could cause all of the outstanding indebtedness under the Loan Agreement to become immediately due and payable, termination of commitments to extend further credit, a 5% increase in the applicable rate of interest and the exercise by the lender of other rights and remedies provided for under the Loan Agreement. If we do not have or are unable to generate sufficient cash available to repay our debt obligations when they become due and payable, either upon maturity or in the event of a default, our assets could be foreclosed upon and we may not be able to obtain additional debt or equity financing on favorable terms, if at all, which may negatively impact our ability to operate and continue our business as a going concern.

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

As of December 31, 2021, we had U.S. federal and state net operating loss carryforwards, or NOLs, of $301.3 million and $254.5 million, respectively. Our U.S. federal NOLs arising in tax years ending on or before December 31, 2017 are subject to expiration and will begin to expire in 2027 (U.S. federal NOLs arising in tax years ending after December 31, 2017 are not subject to expiration) and our state NOLs will begin to expire in 2028. We may use these NOLs to offset taxable income for U.S. federal and state income tax purposes. However, Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, may limit the NOLs we may use in any year for U.S. federal income tax purposes in the event of certain changes in ownership of our company. An “ownership change” pursuant to Section 382 of the Code generally occurs if one or more stockholders or groups of stockholders who own at least 5% of a company’s stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws. Although we have not performed a formal study under Section 382 of the Code, we believe we may have experienced at least one “ownership change” in the past and may have experienced others. In addition, future issuances or sales of our stock, including certain transactions involving our stock that are outside of our control, could result in future “ownership changes.” “Ownership changes” that have occurred in the past or that may occur in the future could result in the imposition of an annual limit on the amount of pre-ownership change NOLs and other tax attributes we can use to reduce our taxable income or income tax liability, potentially increasing and accelerating our liability for income taxes, and also potentially causing those tax attributes to expire unused. Any limitation on using NOLs could, depending on the extent of such limitation and the NOLs previously used, result in our retaining less cash after payment of U.S. federal and state income taxes during any year in which we have taxable income, rather than losses, than we would be entitled to retain if such NOLs were available as an offset against such income for U.S. federal and state income tax reporting purposes, which could adversely impact our operating results. Furthermore, under the Tax Cuts and Jobs Act of 2017, although the treatment of U.S. federal NOLs arising in tax years beginning on or before December 31, 2017 has generally not changed, U.S. federal NOLs arising in tax years beginning after December 31, 2017 may only be used to offset 80% of our taxable income. This change may require us to pay U.S. federal income taxes in future years despite generating a loss for federal income tax purposes in prior years.

Security breaches, loss of data and other disruptions could compromise sensitive information related to our business or our customers or patients, or prevent us from accessing critical information and expose us to liability, which could adversely affect our business and our reputation.

In the ordinary course of our business, we may become exposed to, or collect and store sensitive data, including procedure-based information and legally-protected health information, credit card, and other financial information, insurance information, and other potentially personally identifiable information. We also store sensitive intellectual property and other proprietary business information. Although we take measures to protect sensitive information from unauthorized access or disclosure, our information technology, or IT, and infrastructure, and that of our other technology partners, may be vulnerable to cyber attacks by hackers or viruses or breached due to employee error, malfeasance or other disruptions. We rely extensively on IT systems, networks and services, including internet sites, data hosting and processing facilities and tools, physical security systems and other hardware, software and technical applications and platforms, some of which are managed, hosted, provided and/or used by third-parties or their vendors, to assist in conducting our business. A significant breakdown, invasion, corruption, destruction or interruption of critical information technology systems or infrastructure, by our workforce, others with authorized access to our systems or unauthorized persons could negatively impact operations. The ever-increasing use and evolution of technology, including cloud-based computing, creates opportunities for the unintentional dissemination or intentional destruction of confidential information stored in our or our third-party providers' systems, portable media or storage devices. We could also experience a business interruption, theft of confidential information or reputational damage from industrial espionage attacks, malware or other cyber-attacks, which may compromise our system infrastructure or lead to data leakage, either internally or at our third-party providers. Although the aggregate impact on our operations and financial condition has not been material to date, we have been the target of events of this nature and expect them to continue as cybersecurity threats have been rapidly evolving in sophistication and becoming more prevalent in the industry. We are investing in protections and monitoring practices with respect to our data and IT to reduce these risks and continue to monitor our systems on an ongoing basis for any current or potential threats. There can be no assurance, however, that our efforts will prevent breakdowns or breaches to our or our third-party providers’ databases or systems that could adversely affect our business.

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

The medical device industry has been characterized by extensive litigation regarding patents, trademarks, trade secrets, and other intellectual property rights, and companies in the industry have used intellectual property litigation to gain a competitive advantage. It is possible that U.S. and foreign patents and pending patent applications or trademarks controlled by third parties may be alleged to cover our products, or that we may be accused of misappropriating third parties’ trade secrets. Additionally, our products include components that we purchase from vendors, and may include design components that are outside of our direct control. Our competitors, many of which have substantially greater resources and have made substantial investments in patent portfolios, trade secrets, trademarks, and competing technologies, may have applied for or obtained, or may in the future apply for or obtain, patents or trademarks that will prevent, limit or otherwise interfere with our ability to make, use, sell and/or export our products or to use product names. Moreover, in recent years, individuals and groups that are non-practicing entities have purchased patents and other intellectual property assets for the purpose of making claims of infringement in order to extract settlements. From time to time, we may receive threatening letters, notices or “invitations to license,” or may be the subject of claims that our products and business operations infringe or violate the intellectual property rights of others. The defense of these matters can be time consuming, costly to defend in litigation, divert management’s attention and resources, damage our reputation and brand and cause us to incur significant expenses or make substantial payments. Vendors from whom we purchase hardware or software may not indemnify us in the event that such hardware or software is accused of infringing a third-party’s patent or trademark or of misappropriating a third-party’s trade secret.

Since some patent applications are confidential for a period of time after filing, we cannot be certain that we were the first to file any patent application related to our products. Competitors may also contest our patents, if issued, by showing the patent examiner that the invention was not novel or was obvious. In litigation, a competitor could claim that our patents, if issued, are not valid for a number of reasons. If a court agrees, we would lose our rights to those challenged patents.

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

Further, if patents, trademarks, or trade secrets are successfully asserted against us, this may harm our business and result in injunctions preventing us from selling our products, license fees, damages and the payment of attorney fees and court costs. In addition, if we are found to willfully infringe third-party patents or trademarks or to have misappropriated trade secrets, we could be required to pay treble damages in addition to other penalties. Although patent, trademark, trade secret, and other intellectual property disputes in the medical device area have often been settled through licensing or similar arrangements, costs associated with such arrangements may be substantial and could include ongoing royalties. We may be unable to obtain necessary licenses on satisfactory terms, if at all. If we do not obtain necessary licenses, we may not be able to redesign our products to avoid infringement.

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

In addition to patent protection, we also rely on other proprietary rights, including protection of trade secrets, and other proprietary information that is not patentable or that we elect not to patent. However, trade secrets can be difficult to protect and some courts are less willing or unwilling to protect trade secrets. To maintain the confidentiality of our trade secrets and proprietary information, we rely heavily on confidentiality provisions that we have in contracts with our employees, consultants, collaborators and others upon the commencement of their relationship with us. We cannot guarantee that we have entered into such agreements with each party that may have or have had access to our trade secrets or proprietary technology and processes. We may not be able to prevent the unauthorized disclosure or use of our technical knowledge or other trade secrets by such third parties, despite the existence generally of these confidentiality restrictions. These contracts may not provide meaningful protection for our trade secrets, know-how, or other proprietary information in the event of any unauthorized use, misappropriation, or disclosure of such trade secrets, know-how, or other proprietary information. There can be no assurance that such third parties will not breach their agreements with us, that we will have adequate remedies for any breach, or that our trade secrets will not otherwise become known or independently developed by competitors. Despite the protections we do place on our intellectual property or other proprietary rights, monitoring unauthorized use and disclosure of our intellectual property is difficult, and we do not know whether the steps we have taken to protect our intellectual property or other proprietary rights will be adequate. In addition, the laws of many foreign countries may not protect our intellectual property or other proprietary rights to the same extent as the laws of the United States. Consequently, we may be unable to prevent our proprietary technology from being exploited abroad, which could affect our ability to expand to international markets or require costly efforts to protect our technology.

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

Patent reform legislation could increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of issued patents. In 2011, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was signed into law. The Leahy-Smith Act includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications are prosecuted and also may affect patent litigation. These also include provisions that switched the United States from a “first-to-invent” system to a “first-to-file” system, allow third-party submission of prior art to the USPTO during patent prosecution and set forth additional procedures to attack the validity of a patent by the USPTO administered post grant proceedings. Under a first-to-file system, assuming the other requirements for patentability are met, the first inventor to file a patent application generally will be entitled to the patent on an invention regardless of whether another inventor had made the invention earlier. The USPTO developed new regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act, and in particular, the first to file provisions, only became effective in 2013. Accordingly, it is not clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. The Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business, financial condition and results of operations.

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

•The federal Anti-Kickback Statute, which broadly prohibits, among other things, any person from knowingly and willfully offering, soliciting, receiving or providing remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual for, or the purchase, order or recommendation of, any good or service for which payment may be made under federal healthcare programs, such as the CMS programs. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation. Moreover, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act. Violations of the federal Anti-Kickback Statute may result in civil monetary penalties per violation, plus up to three times the remuneration involved. Civil penalties for such conduct can further be assessed under the federal False Claims Act. Violations can also result in criminal penalties, including criminal fines and imprisonment. Similarly, violations can result in mandatory exclusion from participation in government healthcare programs, including Medicare and Medicaid;

•The federal False Claims Act, which prohibits, among other things, individuals or entities from knowingly presenting, or causing to be presented, false claims, or knowingly using false statements, to obtain payment from the federal government. These laws can apply to manufacturers who provide inaccurate information on coverage, coding, and reimbursement of their products to persons who bill third-party payers. Private individuals can bring False Claims Act “qui tam” actions, on behalf of the government and such individuals, commonly known as “whistleblowers,” may share in amounts paid by the entity to the government in fines or settlement. When an entity is determined to have violated the federal civil False Claims Act, the government may impose civil fines and penalties for each false claim, plus treble damages, and exclude the entity from participation in Medicare, Medicaid and other federal healthcare programs;

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

•The federal Physician Payment Sunshine Act, or Open Payments, created under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or Affordable Care Act, and its implementing regulations, which requires manufacturers of drugs, medical devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program to report annually to the U.S. Department of Health and Human Services, or HHS, information related to payments or other transfers of value made to licensed physicians, certain other healthcare professionals, and teaching hospitals, and requires applicable manufacturers and group purchasing organizations, to report annually ownership and investment interests held by physicians and their immediate family members. Additionally, on October 24, 2018, President Trump signed into law the “Substance Use-Disorder Prevention that Promoted Opioid Recovery and Treatment for Patients and Communities Act” which in part (under a provision entitled “Fighting the Opioid Epidemic with Sunshine”) extends the reporting and transparency requirements for physicians in the Physician Payments Sunshine Act to physician assistants, nurse practitioners, and other mid-level practitioners (with reporting requirements going into effect in 2022 for payments made in 2021). Applicable manufacturers are required to submit annual reports to CMS. Our failure to submit required information on time may result in civil monetary penalties with additional amounts for “knowing failures”, for all payments, transfers of value or ownership or investment interests that are not timely, accurately, and completely reported in an annual submission, and may result in liability under other federal laws or regulations;

•HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, and its implementing regulations, which impose certain requirements relating to the privacy, security and transmission of individually identifiable health information; HIPAA also created criminal liability for knowingly and willfully falsifying or concealing a material fact or making a materially false statement in connection with the delivery of or payment for healthcare benefits, items or services. Failure to comply with the HIPAA privacy and security standards when applicable can result in civil monetary penalties, and, in certain circumstances, criminal penalties including fines and/or imprisonment. State attorneys general can also bring a civil action to enjoin a HIPAA violation or to obtain statutory damages on behalf of residents of his or her state; and

•Analogous state and foreign law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payer, including commercial insurers or patients; state laws that require device companies to comply with the industry’s voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws that require device manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm customers, foreign and state laws, including the E.U. General Data Protection Regulation, or GDPR, governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts; and state laws related to insurance fraud in the case of claims involving private insurers.

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

The growth of our business and sales organization and our planned expansion outside of the United States may increase the potential of violating these laws or our internal policies and procedures. The risk of our being found in violation of these or other laws and regulations is further increased by the fact that many have not been fully interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of interpretations. Any action brought against us for violation of these or other laws or regulations, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. If our operations are found to be in violation of any of the federal, state and foreign laws described above or any other current or future fraud and abuse or other healthcare laws and regulations that apply to us, we may be subject to penalties, including significant criminal, civil, and administrative penalties, damages, fines, imprisonment, for individuals, exclusion from participation in government programs, such as Medicare and Medicaid, and we could be required to curtail or cease our operations. Any of the foregoing consequences could seriously harm our business and our financial results.

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

•Product marketing, promotion and advertising, sales and distribution; and

•Post-marketing surveillance, including reporting of deaths or serious injuries and recalls and correction and removals.

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

In addition, we are required to investigate all product complaints we receive, and timely file reports with the FDA, including MDRs that require that we report to regulatory authorities if our products may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction were to recur.  If these reports are not submitted in a timely manner, regulators may impose sanctions and we may be subject to product liability or regulatory enforcement actions, including warning letters, untitled letters, fines, civil penalties, recalls, seizures, operating restrictions, denial of requests for 510(k) clearance or premarket approval of new products, new intended uses or modifications to existing products, withdrawal of current 510(k) clearances or premarket approvals and narrowing of approved or cleared product labeling, all of which could harm our business.  In addition, the FDA may provide notice of and conduct additional inspections, such as “for cause” inspections, of our business, sites and facilities as part of its review process. As of February 28, 2022, we had filed 495 MDR reports with the FDA for adverse events and device malfunctions including, but not limited to, stroke, arterial dissection, tip detachment, stent thrombosis and wound complications.

If we initiate a correction or removal action for our products to reduce a significant risk to health posed by our products, we would be required to submit a publicly available correction and removal report to the FDA and, in many cases, similar reports to other regulatory agencies. This report could be classified by the FDA as a device recall which could lead to an additional inspection by, or increased scrutiny from, the FDA, other international regulatory agencies and our customers regarding the quality and safety of our products. Furthermore, the submission of these reports could be used by competitors against us and cause physicians to delay or cancel prescriptions, which could harm our reputation. For example, in the first quarter of 2021, we announced the voluntary recall of certain lots of our ENROUTE Transcarotid Stent System, manufactured by Cordis. Recalls like this one could cause the supply of our TCAR products to customers to be interrupted, us to incur additional expenses, negative publicity or damage to our reputation, any of which could cause our results of operations to be adversely impacted.

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

If we, or our suppliers, fail to comply with the FDA’s QSR, the European Union’s Medical Device Directive, or the European Union’s Medical Device Regulation, our manufacturing or distribution operations could be delayed or shut down and our revenue could suffer.

Our manufacturing and design processes and those of our third-party component suppliers are required to comply with the QSR and the European Union’s Medical Device Directive, or MDD, and the European Union’s Medical Device Regulation, or MDR, which cover procedures and documentation of the design, testing, production, control, quality assurance, labeling, packaging, storage and shipping of our products. We are also subject to similar state requirements and licenses, and to ongoing ISO 13485 compliance in our operations, including design, manufacturing, and service, to maintain our CE Mark. In addition, we must engage in extensive recordkeeping and reporting and must make available our facilities and records for periodic unannounced inspections by governmental agencies, including the FDA, state authorities, EU Notified Bodies and comparable agencies in other countries. If we fail a regulatory inspection, our operations could be disrupted and our manufacturing interrupted. Failure to take timely and adequate corrective action in response to an adverse regulatory inspection could result in, among other things, a shutdown of our manufacturing or product distribution operations, significant fines, suspension of marketing clearances and approvals, seizures or recalls of our device, operating restrictions and criminal prosecutions, any of which would cause our business to suffer. Furthermore, our key component suppliers may not currently be or may not continue to be in compliance with applicable regulatory requirements, which may result in manufacturing delays for our products and cause our revenue to decline.

We are registered with the FDA as a medical device specifications developer, manufacturer and complaint file establishment. The FDA has broad post-market and regulatory enforcement powers. We are subject to unannounced inspections by the FDA and the Food and Drug Branch of the California Department of Public Health, or CDPH, and our Notified Body to determine our compliance with the QSR and other regulations at both our design and manufacturing facilities, and these inspections may include the manufacturing facilities of our suppliers. These inspections may be initiated as a result of concerns regarding the safety of our products or the components thereof.

We can provide no assurance that we will continue to remain in material compliance with the QSR, MDD, or MDR. If the FDA, CDPH or our notified body in the European Union, BSI, inspect any of our facilities and discover compliance problems, we may have to cease manufacturing and product distribution until we can take the appropriate remedial steps to correct the audit findings. Taking corrective action may be expensive, time consuming and a distraction for management and if we experience a delay at our manufacturing facility we may be unable to produce our products, which would harm our business.

With the transition from the MDD to the new MDR, notified bodies are required to seek designation to operate as conformity assessment authorities under the new law, which was effective in May 2021. BSI, our notified body, successfully obtained designation to operate as conformity assessment authorities under the new law.

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

•General market conditions and other factors unrelated to our operating performance or the operating performance of our competitors, including deteriorating market conditions due to investor concerns regarding inflation and hostilities between Russia and Ukraine;

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

In May 2021, we entered into a lease agreement for approximately 63,000 square feet of office space located in Plymouth, Minnesota which terminates in November 2029. We have the option to extend the lease term for two additional five-year periods. The option must be exercised no more than 12 months and no less than nine months prior to the expiration of the applicable term. We believe that the above facilities meet our current and future anticipated needs.

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

Year Ended December 31, 2021	High	Low
First Quarter	$62.70	$46.31
Second Quarter	$63.06	$44.66
Third Quarter	$65.80	$44.00
Fourth Quarter	$61.61	$39.32

Year Ended December 31, 2020	High	Low
First Quarter	$48.44	$20.84
Second Quarter	$44.50	$27.00
Third Quarter	$72.19	$41.93
Fourth Quarter	$75.80	$54.50

Holders of Record

At February 28, 2022, there were approximately 62 stockholders of record of our common stock, and the closing price per share of our common stock was $37.13. Since many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

Stock Performance Graph

The following graph illustrates a comparison of the total cumulative stockholder return on our stock with the total return for (i) the NASDAQ Composite Index (U.S.) and (ii) the NASDAQ U.S. Benchmark Medical Equipment TR Index for the period from April 4, 2019 (the first day of trading of our common stock), through December 31, 2021. The NASDAQ U.S. Benchmark Medical Equipment TR Index replaces the NASDAQ Medical Equipment Index in this analysis going forward, as the CRSP Index data is no longer accessible. The CRSP index has been included with data through 2020.The graph assumes an investment of $100 in our common stock at market close on April 4, 2019 and the reinvestment of dividends, if any. The comparisons in the table are not intended to forecast or be indicative of possible future performance of our common stock. This graph shall not be deemed “soliciting material” or be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act of 1933, as amended (the "Securities Act"), whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Comparison Cumulative Total Return
$210
$200
$190
$180
$170
$160
$150
$140
$130
$120
$110
$100
$90
$80
4/4/2019
6/30/2019
9/30/2019
12/31/2019
3/31/2020
6/30/2020
9/30/2020
12/31/2020
3/31/2021
6/30/2021
9/30/2021
12/31/2021
Silk Road Medical, Inc
NASDAQ Composite
NASDAQ Medical Equipment
NASDAQ US Benchmark Medical Equipment TR

$100 investment in stock or index	Apr. 4, 2019	Jun. 30, 2019	Sep. 30, 2019	Dec. 31, 2019	Mar. 31, 2020	Jun. 30, 2020	Sep. 30, 2020	Dec. 31, 2020	Mar. 31, 2021	Jun. 30, 2021	Sep. 30, 2021	Dec. 31, 2021
Silk Road Medical, Inc.(SILK)	$100	$134	$90	$112	$87	$116	$186	$174	$140	$132	$152	$118
NASDAQ Composite	$100	$102	$102	$115	$99	$129	$144	$166	$171	$188	$187	$203
NASDAQ Medical Equipment	$100	$100	$94	$108	$92	$120	$136	$158
NASDAQ US Benchmark Medical Equipment TR	$100	$105	$108	$117	$96	$112	$130	$144	$145	$162	$171	$179

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

Item 6. Reserved

Item 7. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our audited financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K. This discussion and other parts of this Annual Report on Form 10-K contain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions, that are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section of this Annual Report on Form 10-K entitled “Risk Factors.”

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

We currently manufacture and distribute the ENROUTE NPS at our facility in Sunnyvale, California, using components and sub-assemblies manufactured both in-house and by third party manufacturers and suppliers. We purchase our other products from third-party contract manufacturers, including our ENROUTE stent. Many of these third-party manufacturers and outside vendors are currently single-source suppliers. In May 2021, we entered into a lease for an additional facility in Plymouth, Minnesota. We expect to begin commercial production in the second half of 2022 and believe our combined facilities will be sufficient to meet our manufacturing needs for at least the next five years.

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

In May 2020, we completed an underwritten public offering of 6,808,154 shares of our common stock, of which we offered 1,923,076 shares for sale and the remaining 4,885,078 shares were offered for sale by certain selling stockholders, at a public offering price of $39.00 per share. From the public offering, we received cash proceeds of approximately $70.5 million, net of underwriting discounts and commissions and offering costs which were paid by us. Also, in May 2020, the underwriters fully exercised their option to purchase 1,021,223 additional shares of common stock from the selling stockholders. We did not receive any of the proceeds from the sale of the shares of common stock by the selling stockholders. As of December 31, 2021, we had cash and cash equivalents of $110.2 million, short-term debt of $3.9 million, long-term debt of $44.8 million and an accumulated deficit of $288.7 million.

COVID-19 Pandemic

The global COVID-19 pandemic presents significant risks to us and has had, and continues to have intermittent impacts on our business, operations, and financial results and condition, directly and indirectly, including, without limitation, impacts on: the health of our management and employees; our manufacturing, distribution, marketing and sales operations; our research and development activities, including clinical activities; and customer and patient behaviors. COVID-19 and its variants have negatively impacted, and may continue to negatively impact our operations and revenue and overall financial condition by significantly decreasing the number of TCAR procedures performed. The pandemic has also reduced our expectations for the growth rate in the number of TCAR procedures to be performed in the future. The number of TCAR procedures performed, similar to other surgical procedures, has significantly decreased as many health care organizations globally have prioritized the treatment of patients with COVID-19. In addition, hospitals have and continue to experience staffing shortages that cause problems scheduling or rescheduling TCAR procedures. These measures and challenges will likely continue for the duration of the pandemic, which is uncertain, and will significantly reduce our expected revenue while the pandemic continues. As well, due to presumed fear and anxiety, some patients are not accessing routine or emergency health care which may impact our expected procedures and revenue.

Governmental mandates related to COVID-19 or other infectious diseases have impacted, and we expect them to continue to impact, our personnel and personnel at third-party manufacturing facilities in the United States and other countries, and the availability or cost of materials. Numerous state and local jurisdictions have imposed, and others in the future may impose, “shelter-in-place” orders, quarantines, executive orders and similar government orders and restrictions for their residents to control the spread of COVID-19. Such orders or restrictions have resulted in our facilities periodically closing, work stoppages, slowdowns and delays, travel restrictions and cancellation of events, among other effects, thereby negatively impacting our operations. However, we are considered an essential business under applicable state rules and our manufacturing operations are ongoing.

Other disruptions or potential disruptions include intermittent restrictions on our personnel to travel and access customers for selling, marketing, training, case support and product development feedback; delays in approvals by regulatory bodies; delays in product development efforts; delays in preparation for and launch of our international expansion efforts; and additional government requirements or other incremental mitigation efforts that may further impact our capacity to manufacture, sell and support the use of our products.

While some of these restrictions began to lift in 2021 and early 2022, new virus variants, and increased infection rates has continued to make the current COVID-related environment highly volatile and uncertain. The ultimate extent of the impact of the COVID-19 pandemic on us remains highly uncertain and will depend on future developments and factors that continue to evolve, including the duration and severity of the pandemic, the actions taken to reduce the transmission of COVID-19 or mitigate the burden on hospitals, and the speed with which normal economic, labor market and operating conditions resume, among others. Most of these developments and factors are outside of our control and could exist for an extended period of time even after the pandemic might end.

Components of our Results of Operations

Revenue

We currently derive all of our revenue from the sale of our portfolio of TCAR products to hospitals and medical centers in the United States. Each of our products is purchased individually, and the majority of our revenue is derived from sales of the ENROUTE NPS and ENROUTE stent. No single customer accounted for 10% or more of our revenue during the during the years ended December 31, 2021, 2020 and 2019.  We expect revenue to increase in absolute dollars as we expand our sales territories and trained physician base, add new accounts and as existing physicians perform more TCAR procedures. However, we anticipate continued headwinds related to the rapid spread of COVID-19 and its variants and their nearer term impact on hospital capacity, staffing challenges and patient behavior.

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

Cost of Goods Sold and Gross Margin

We currently manufacture the ENROUTE NPS in California at our facility in Sunnyvale. We purchase our other products from third party manufacturers. Cost of goods sold consists primarily of costs related to materials, components and sub-assemblies, direct labor, manufacturing overhead, reserves for excess, obsolete and non-sellable inventories as well as distribution-related expenses. Overhead costs include the cost of quality assurance, material procurement, inventory control, facilities, equipment and operations supervision and management. Cost of goods sold also includes depreciation expense for production equipment and certain direct costs such as those incurred for shipping our products and royalties related to the sale of our ENROUTE stent. We expense all inventory provisions as cost of goods sold. We record adjustments to our inventory valuation for estimated excess, obsolete and non-sellable inventories based on assumptions about future demand, past usage, changes to manufacturing processes and overall market conditions. We expect cost of goods sold to increase in absolute dollars to the extent more of our products are sold.

We calculate gross margin as gross profit divided by revenue. Our gross margin has been and will continue to be affected by a variety of factors, primarily average selling prices, product sales mix, production and ordering volumes, manufacturing costs, product yields, replacement of expired product, headcount and cost-reduction strategies. We expect our gross margin to increase over the long-term as our production and ordering volumes increase and as we spread the fixed portion of our overhead costs over a larger number of units produced, potentially offset by any investments in additional operational infrastructure in both California and our new facility in Minnesota. We expect gross margin to be slightly lower for the year ended December 31, 2022, as we incur additional overhead related to our investment in the start-up and expansion of our manufacturing capacity in Minnesota. We intend to use our design, engineering and manufacturing know-how and capabilities to further advance and improve the efficiency of our manufacturing processes, which we believe will reduce costs and have a positive long-term impact on our gross margin. However, our gross margin could fluctuate from quarter to quarter as we introduce new products, due to the timing of certain manufacturing engineering projects, as we adopt new manufacturing processes and technologies and as we expand our distribution operations and infrastructure to support long term growth and risk mitigation. In addition, COVID-19 and its variants may continue to negatively impact our gross margin in the near term due to unfavorable production variances as a result of lower production and lower demand.

Research and Development Expenses

Research and development, or R&D, expenses consist primarily of engineering, product development, clinical studies to develop and support our products, regulatory expenses, medical affairs, and other costs associated with products and technologies that are in development. These expenses include employee compensation, including stock-based compensation, supplies, consulting, prototyping, testing, materials, travel expenses, depreciation and an allocation of facility overhead expenses. Additionally, R&D expenses include costs associated with our clinical studies, including clinical trial design, clinical trial site initiation and study costs, data management, related travel expenses and the cost of products used for clinical trials, internal and external costs associated with our regulatory compliance and quality assurance functions and overhead costs. We expect R&D expenses as a percentage of revenue to vary over time depending on the level and timing of our new product development efforts, as well as our clinical development, clinical trial and other related activities. In addition, we anticipate that the COVID-19 pandemic will continue to impact our product development efforts and clinical and regulatory matters for the foreseeable future. COVID-19 is delaying enrollment in clinical trials across the medical device industry and may affect any new trials we decide to pursue.

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

While some of these restrictions began to lift throughout 2021 and allowed for the resumption in certain employee and physician travel, tradeshow and other expenses, due to new virus variants and increased infections, we expect the

COVID-19 pandemic to continue to modulate our SG&A expenses over the short term. The outbreak and persistence of COVID-19 in international markets that we have targeted for our international expansion may also delay preparation for and launch of such expansion efforts.

Interest Income (Expense), net

Interest income (expense), net consists primarily of cash interest incurred on our outstanding indebtedness and non-cash interest related to the amortization of debt discount and issuance costs associated with our debt agreements. Our interest expense was partially offset by interest income earned on our cash, cash equivalents and investments.

Other Income (Expense), net

During the year ended December 31, 2019, other expense, net primarily consists of losses resulting from the remeasurement of the fair value of our convertible preferred stock warrant liability at each balance sheet date. We had recorded adjustments to the estimated fair value of the convertible preferred stock warrants until they were exercised in connection with our initial public offering in April 2019. At such time, the final fair value of the warrant liability was reclassified to stockholders’ equity and we no longer record any related periodic fair value adjustments.

(in thousands, except share and per share data)	Year Ended December 31,
	2021	2020	2019
Revenue	$101,475	$75,227	$63,354
Cost of goods sold	25,446	21,291	15,927
Gross profit	76,029	53,936	47,427
Operating expenses:
Research and development	27,110	21,271	12,272
Selling, general and administrative	96,387	75,524	63,220
Total operating expenses	123,497	96,795	75,492
Loss from operations	(47,468)	(42,859)	(28,065)
Interest income (expense), net	(2,320)	(3,307)	(3,296)
Loss on debt extinguishment	—	(1,119)	—
Other income (expense), net	(23)	(80)	(21,054)
Net loss	$(49,811)	$(47,365)	$(52,415)

Comparison of Years Ended December 31, 2021 and 2020

Revenue. Revenue increased $26.2 million, or 35%, to $101.5 million during the year ended December 31, 2021, compared to $75.2 million during the year ended December 31, 2020. The increase in revenue was attributable to an increase in the number of products sold as we expanded our sales territories, increased the number of new accounts, trained more physicians in TCAR and as physicians performed more TCAR procedures. Although revenue increased during the year ended December 31, 2021, as compared with the prior year, the COVID-19 pandemic continued to impact our revenue as resurgences due to the Delta and Omicron variants adversely effected hospital capacity and patient behaviors and presented staffing challenges. Revenue for the year ended December 31, 2020, included the recognition of $1.3 million in deferred revenue in the second quarter due to a decrease in the provision for sales returns. Excluding the contribution of the $1.3 million, revenue for the year ended December 31, 2021 increased $27.5 million, or 37%, compared to the year ended December 31, 2020. We do not anticipate future potential decreases in the sales return provision to materially impact subsequent quarters.

Cost of Goods Sold and Gross Margin. Cost of goods sold increased $4.2 million, or 20%, to $25.4 million during the year ended December 31, 2021, compared to $21.3 million during the year ended December 31, 2020. This increase was attributable to the increase in the number of products sold and also to additional overhead related to the start-up and expansion of our manufacturing capacity at our facility in Minnesota. Gross margin for the year ended December 31, 2021 increased to 75%, compared to 72% in the year ended December 31, 2020. Gross margin in the prior year period included unfavorable production variances as a result of temporarily idled manufacturing operations and lower than anticipated demand due to COVID-19, partially offset by the decrease in our provision for sales returns.

Research and Development Expenses. R&D expenses increased $5.8 million, or 27%, to $27.1 million during the year ended December 31, 2021, compared to $21.3 million during the year ended December 31, 2020. The increase in R&D expenses was driven by growth in personnel and investment in new and ongoing R&D programs. The increase in R&D expenses was primarily attributable to an increase of $6.6 million in personnel-related expenses, including stock-based compensation, as a result of increased headcount, an increase of $2.6 million in product development materials and costs, an increase of $0.8 million related to the allocation of facilities, depreciation and other related expenses, and an increase of $0.6 million in outside services, partially offset by a decrease of $4.5 million in clinical and regulatory expense and a decrease of $0.3 million in educational grants. Clinical and regulatory expense in the prior year included costs attributable to our continued efforts to obtain label expansion of the ENROUTE stent in standard surgical risk patients.

Selling, General and Administrative Expenses. SG&A expenses increased $20.9 million, or 28%, to $96.4 million during the year ended December 31, 2021, compared to $75.5 million during the year ended December 31, 2020. The increase in SG&A costs was due to the continued expansion of our sales team and commercial efforts, and general corporate and other costs associated with operating as a public company, compared to the prior year period. The increase in SG&A expenses is primarily attributable to an increase of $17.2 million in payroll and personnel-related expenses, an increase of $2.2 million in physician training and travel related costs, an increase of $0.8 million in software related expense, an increase of $0.3 million in marketing and tradeshow expenses, an increase of $0.3 million related to the allocation of facilities, depreciation and other related expenses, and an increase of $0.2 million in insurance costs, partially offset by decreases in costs attributable to the COVID-19 pandemic. Personnel-related expenses included stock-based compensation expense of $11.1 million and $5.8 million for the years ended December 31, 2021 and 2020, respectively.

Interest Income (Expense), Net. Interest income (expense), net decreased $1.0 million, or 30%, to an expense of $2.3 million during the year ended December 31, 2021, compared to an expense of $3.3 million during the year ended December 31, 2020. This decrease in net interest expense was attributable to the reduced interest rate as a result of the October 2020 refinancing of our debt obligations, partially offset by a decrease in interest income due to lower interest rates and lower cash, cash equivalents and investment balances during the year ended December 31, 2021 as compared with the prior year period.

Other Income (Expense), Net. There were no significant changes within other income (expense), net during the year ended December 31, 2021, compared to the year ended December 31, 2020.

Comparison of Years Ended December 31, 2020 and 2019

For a comparison of our results of operations for the fiscal years ended December 31, 2020 and 2019, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on March 1, 2021.

Liquidity and Capital Resources

Sources of Liquidity

To date, our principal sources of liquidity have been the net proceeds we received through the sales of our common stock in our public offerings, private sales of our equity securities, payments received from customers using our TCAR products, and to a lesser extent the issuance of common stock through the exercise of stock options and our employee stock purchase program and proceeds from our debt financings. As of December 31, 2021, we had cash and cash equivalents of $110.2 million, an accumulated deficit of $288.7 million and $49.0 million outstanding principal under our Loan Agreement.

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

We expect to continue to devote a substantial amount of our resources to expand commercialization efforts and increase adoption of TCAR using our products, improve and expand reimbursement for TCAR, expand the labeled indications for our products and develop additional products. We will continue exploring sales and marketing expansion opportunities in international geographies. In addition, as a public company, we incur significant legal, accounting, director & officer liability insurance, exchange listing and SEC compliance, investor relations and other expenses that we did not incur as a private company, all of which continue to increase. Because of these and other factors, we expect to continue to incur substantial net losses and negative cash flows from operations for the foreseeable future.

We believe that our cash and cash equivalents as of December 31, 2021, together with our expected revenue, will be sufficient to meet our capital requirements and fund our operations for at least the next 12 months.

Cash Flows

The following table summarizes our cash flows for each of the periods presented below:

	Years Ended December 31,
(in thousands)	2021	2020	2019
Net cash (used in) provided by:
Operating activities	$(38,935)	$(42,068)	$(29,610)
Investing activities	72,644	(9,393)	(69,956)
Financing activities	6,978	81,746	113,757
Net increase in cash, cash equivalents and restricted cash	$40,687	$30,285	$14,191

Net Cash Used in Operating Activities

Net cash used in operating activities for the year ended December 31, 2021 was $38.9 million, consisting primarily of a net loss of $49.8 million and an increase in net operating assets of $6.5 million, partially offset by non-cash charges of $17.4 million. The increase in net operating assets was primarily due to increases in accounts receivable due to an increase in sales and in inventories to support the growth of our operations, decreases in accounts payable and other liabilities, due to timing of payments. These changes were partially offset by increases in accrued liabilities due to timing of payments and the growth of our operations and accrued payroll and related expenses. The non-cash charges primarily consisted of stock-based compensation, depreciation and amortization, amortization of premiums on investments and of right-of-use assets, non-cash interest expense and provision for excess and obsolete inventories.

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

Net Cash Used in Investing Activities

Net cash provided by investing activities in the year ended December 31, 2021 was $72.6 million. Cash provided by investing reflected maturities of investments of $77.4 million offset by purchases of property and equipment of $4.8 million.

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

Net Cash Provided by Financing Activities

Net cash provided by financing activities in the year ended December 31, 2021 was $7.0 million and primarily consisted of proceeds from stock option exercises and purchases under our employee stock purchase plan.

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

Term Loan Agreement

On October 29, 2020, we drew down $49.0 million under the term loan facility with Stifel Bank using the majority of the proceeds to pay off outstanding amounts under our loan agreement with CRG and to terminate the CRG loan agreement. The principal amount of outstanding term loans under the Loan Agreement with Stifel Bank shall be repaid in equal monthly installments beginning on November 29, 2022. The term loan may not be reborrowed once repaid, but we may prepay the term loan at any time without premium or penalty. We are also obligated to pay a fee to the lender upon the occurrence of certain liquidity events, along with other customary fees for a loan facility of this size and type. Assuming no event of default has occurred, and we are in compliance with the terms of the Loan Agreement, we intend to use the revolving credit facility to amortize the term loan obligations, effectively extending the interest-only period through October 2023. All principal amounts borrowed under the revolving credit facility will be due in October 2023. We would continue to pay the remaining monthly term loan obligations through October 2024.

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

As of December 31, 2021, the aggregate outstanding principal balance under the Loan Agreement was $49.0 million. As of the date of this Annual Report on Form 10-K, we were in compliance with all covenants under the term loan agreement.

Cordis License Agreement

In December 2010, we entered into a license agreement, or the Cordis License Agreement, with Cordis Corporation, or Cordis. Pursuant to the Cordis License Agreement, Cordis granted us a worldwide, non-exclusive, royalty-bearing license to certain of its intellectual property related to the PRECISE carotid stent, or the Licensed IP, for transcervical treatment of carotid artery disease with an intravascular stent for certain applications for accessing blood vessels through the neck and cervical area. Cordis may not license the Licensed IP in our licensed field of use to any other third party during the term of the Cordis License Agreement.

We have paid Cordis a one-time license execution fee and are obligated to pay royalties to Cordis on a calendar quarter basis during the term of the Cordis License Agreement, calculated based on net sales of the licensed products we sell during the preceding quarterly period. The license granted under Cordis License Agreement shall remain in full force and effect on a country-by-country basis until the last to expire of the Licensed IP in such country.

The Cordis License Agreement requires us to work exclusively with either Cordis or Confluent Medical Technologies, Inc. (f/k/a Nitinol Devices and Components, Inc.), or Confluent, for the development, manufacture and supply of the licensed products. If either Cordis or Confluent cannot continue to manufacture or supply the licensed products, we can seek a third-party manufacturer with the prior written consent of Cordis.

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

Cordis has the exclusive right to manufacture and supply the ENROUTE stent during the term of the Cordis Supply Agreement. However, if Cordis is not able to supply the ENROUTE stent, upon our election, Cordis shall permit Confluent or a third-party manufacturer to provide supply of the ENROUTE stent, provided that Cordis retains the right to manufacture and supply the ENROUTE stent to us to the extent it is able to do so. Notwithstanding the foregoing, we, without Cordis’ consent, may work directly with Confluent for the development and supply of next-generation products that materially expand or change the specification of the ENROUTE stent.

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

In May 2021, we entered into a lease agreement for a 63,000 square foot facility in Plymouth, Minnesota which terminates in November 2029. We have the option to extend the lease term for two additional five-year periods. The option must be exercised no more than 12 months and no less than nine months prior to the expiration of the applicable term.

Contractual Obligations and Commitments

Our principal obligations consist of the operating lease for our facilities, our Loan Agreement with Stifel Bank and non-cancellable inventory purchase commitments. The following table sets out, as of December 31, 2021, our contractual obligations and commitments due by period:

	Payments Due by Period
(in thousands)	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total
Operating lease obligations	$1,471	$3,731	$1,786	$2,769	$9,757
Loan agreement with Stifel Bank	3,905	45,095	—	—	49,000
Non-cancellable purchase commitments	4,631	1,030	—	—	5,661
Other long-term obligations	671	76	—	—	747
	$10,678	$49,932	$1,786	$2,769	$65,165

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

Revenue Recognition

Our revenue is generated from the sale of our products to hospitals and medical centers in the United States through direct sales representatives. Revenue is recognized when obligations under the terms of a contract with customers are satisfied, which occurs with the transfer of control of our products to customers, either upon shipment of the product or delivery of the product to the customer under our standard terms and conditions.  Revenue is measured as the amount of consideration we expect to receive in exchange for transferring the goods. We accept product returns at our discretion or if the product is defective as manufactured. We establish estimated provisions for returns based on historical experience and consideration of other factors that we believe could significantly impact our expected returns.

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

Interest Rate Risk

We had cash and cash equivalents of $110.2 million as of December 31, 2021 which consisted of bank deposits and money market funds.

We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. A hypothetical 10% change in interest rates would not have a material impact on the value of our cash and cash equivalents as of December 31, 2021.

Credit Risk

As of December 31, 2021 and 2020, our cash and cash equivalents were maintained with two financial institutions in the United States, and our current deposits are in excess of insured limits. We have reviewed the financial statements of these institutions and believe each to have sufficient assets and liquidity to conduct its operations in the ordinary course of business with little or no credit risk to us. As of December 31, 2021, our cash equivalents are invested in highly rated money market funds.

Our accounts receivable primarily relate to revenue from the sale of our products to hospitals and medical centers in the United States. No customer represented 10% or more of our accounts receivable as of December 31, 2021 or 2020.

Foreign Currency Risk

Our business is primarily conducted in U.S. dollars. Any transactions that may be conducted in foreign currencies are not expected to have a material effect on our results of operations, financial position or cash flows.

Item 8. Financial Statements and Supplementary Data

Page(s)

Report of Independent Registered Public Accounting Firm (PCAOB ID 238)	79

Financial Statements:

Balance Sheets as of December 31, 2021 and December 31, 2020	81

Statements of Operations and Comprehensive Loss for the years ended December 31, 2021, December 31, 2020 and December 31, 2019	82

Statements of Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit) for the years ended December 31, 2021, December 31, 2020 and December 31, 2019	83

Statements of Cash Flows for the years ended December 31, 2021, December 31, 2020 and December 31, 2019	84

Notes to Financial Statements	85

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Silk Road Medical, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying balance sheets of Silk Road Medical, Inc. (the “Company”) as of December 31, 2021 and 2020, and the related statements of operations and comprehensive loss, of redeemable convertible preferred stock and stockholders’ equity (deficit), and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes and financial statement schedule appearing under Item 15(b) (collectively referred to as the “financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Revenue recognition

As described in Note 2 to the financial statements, the Company’s revenue is generated from the sale of its products to hospitals and medical centers in the United States through direct sales representatives. Revenue is recognized when obligations under the terms of a contract with customers are satisfied, which occurs with the transfer of control of the Company’s products to its customers, either upon shipment of the product or delivery of the product to the customer under the Company’s standard terms and conditions. The Company’s total revenue was $101.5 million for the year ended December 31, 2021. Revenue is measured as the amount of consideration management expects to receive in exchange for transferring the goods.

The principal consideration for our determination that performing procedures relating to revenue recognition is a critical audit matter is the significant audit effort in performing procedures related to the accuracy and occurrence of revenue transactions.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including controls over the recording of product sales upon shipment of the product or delivery of the product to the customer. These procedures also included, among others, (i) testing revenue transactions by evaluating the settlement of invoices and credit memos, ii) testing credit memos issued during the year, iii) tracing transactions not settled to a detailed listing of accounts receivable; iv) confirming a sample of outstanding customer invoice balances at year end and, for confirmations not returned, obtaining and inspecting source documents, including purchase orders, invoices,, sales contracts, proof of delivery, and subsequent cash receipts, where applicable, and iv) testing the completeness and accuracy of data provided by management.

/s/PricewaterhouseCoopers LLP

San Jose, California

March 1, 2022

We have served as the Company’s auditor since 2013.

Silk Road Medical, Inc.

Balance Sheets

(in thousands, except share and per share data)	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$110,231	$69,466
Short-term investments	—	78,016
Accounts receivable, net of allowances of $6 and $13 at December 31, 2021 and December 31, 2020, respectively	11,832	9,070
Inventories	17,851	9,989
Prepaid expenses and other current assets	3,412	6,787
Total current assets	143,326	173,328
Property and equipment, net	7,697	2,844
Restricted cash	232	310
Other non-current assets	5,370	2,832
Total assets	$156,625	$179,314

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	2,379	2,598
Accrued liabilities	19,802	16,957
Short-term debt	3,905	—
Total current liabilities	26,086	19,555
Long-term debt	44,786	48,533
Other liabilities	6,513	3,726
Total liabilities	77,385	71,814

Commitments and contingencies (Note 7)	—	—

Stockholders' equity:
Preferred stock, $0.001 par value
Shares authorized: 5,000,000 at December 31, 2021 and 2020
Shares issued and outstanding: none at December 31, 2021 and 2020	—	—
Common stock, $0.001 par value
Shares authorized: 100,000,000 at December 31, 2021 and 2020
Shares issued and outstanding: 34,980,896 and 34,249,649 at December 31, 2021 and 2020, respectively	35	34
Additional paid-in capital	367,907	346,318
Accumulated other comprehensive income	—	39
Accumulated deficit	(288,702)	(238,891)
Total stockholders' equity	79,240	107,500
Total liabilities and stockholders' equity	$156,625	$179,314

The accompanying notes are an integral part of these financial statements.

Silk Road Medical, Inc.

Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)	Year Ended December 31,
	2021	2020	2019
Revenue	$101,475	$75,227	$63,354
Cost of goods sold	25,446	21,291	15,927
Gross profit	76,029	53,936	47,427
Operating expenses:
Research and development	27,110	21,271	12,272
Selling, general and administrative	96,387	75,524	63,220
Total operating expenses	123,497	96,795	75,492
Loss from operations	(47,468)	(42,859)	(28,065)
Interest income	198	1,104	1,656
Interest expense	(2,518)	(4,411)	(4,952)
Loss on debt extinguishment	—	(1,119)	—
Other income (expense), net	(23)	(80)	(21,054)
Net loss	(49,811)	(47,365)	(52,415)
Other comprehensive loss:
Change in unrealized gain (loss) on investments, net	(39)	37	2
Net change in other comprehensive loss	(39)	37	2
Net loss and comprehensive loss	$(49,850)	$(47,328)	$(52,413)
Net loss per share, basic and diluted	$(1.44)	$(1.44)	$(2.28)
Weighted average common shares used to compute net loss per share, basic and diluted	34,635,358	32,965,539	22,956,679

The accompanying notes are an integral part of these financial statements.

Silk Road Medical, Inc.

Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share data)	Redeemable Convertible						Accumulated Other
	Preferred Stock		Common Stock		Additional	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Income	Total
Balances at December 31, 2018	21,233,190	$105,235	1,135,310	$1	$4,557	$(139,111)	$—	$(134,553)
Exercise of Series C preferred stock warrants	292,361	1,784	—	—	—	—	—	—
Exercise of common stock warrants	—	—	3,764	—	31	—	—	31
Issuance of common stock in connection with IPO, net of underwriting discount, commissions and offering costs of $10,961	—	—	6,000,000	6	109,113	—	—	109,119
Conversion of preferred stock to common stock upon IPO	(23,178,555)	(144,140)	23,178,555	23	144,117	—	—	144,140
Net exercise of Series C preferred stock warrants upon IPO	1,653,004	37,121	—	—	—	—	—	—
Net exercise of common stock warrants upon IPO	—	—	2,204	—	—	—	—	—
Exercise of stock options	—	—	873,786	1	1,541	—	—	1,542
Issuance of common stock under employee stock purchase plan	—	—	61,648	—	1,048	—	—	1,048
Stock-based compensation	—	—	—	—	2,977	—	—	2,977
Net loss	—	—	—	—	—	(52,415)	—	(52,415)
Change in unrealized gains on investments, net	—	—	—	—	—	—	2	2
Balances at December 31, 2019	—	—	31,255,267	31	263,384	(191,526)	2	71,891
Issuance of common stock in connection with public offering, net of underwriting discount, commissions and offering costs of $4,457	—	—	1,923,076	2	70,541	—	—	70,543
Exercise of stock options	—	—	1,018,779	1	3,486	—	—	3,487
Issuance of common stock under employee stock purchase plan	—	—	52,527	—	1,681	—	—	1,681
Stock-based compensation	—	—	—	—	7,226	—	—	7,226
Net loss	—	—	—	—	—	(47,365)	—	(47,365)
Change in unrealized gains on investments, net	—	—	—	—	—	—	37	37
Balances at December 31, 2020	—	—	34,249,649	34	346,318	(238,891)	39	107,500
Exercise of stock options	—	—	643,507	1	4,841	—	—	4,842
Issuance of common stock upon release of restricted stock units	—	—	34,964	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	—	—	52,776	—	2,104	—	—	2,104
Stock-based compensation	—	—	—	—	14,612	—	—	14,612
Disgorgement of short-swing profits, net	—	—	—	—	32	—	—	32
Net loss	—	—	—	—	—	(49,811)	—	(49,811)
Change in unrealized loss on investments, net	—	—	—	—	—	—	(39)	(39)
Balances at December 31, 2021	—	$—	34,980,896	$35	$367,907	$(288,702)	$—	$79,240

The accompanying notes are an integral part of these financial statements.

Silk Road Medical, Inc.

Statements of Cash Flows

(in thousands)	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities
Net loss	$(49,811)	$(47,365)	$(52,415)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	1,032	789	712
Stock-based compensation expense	14,612	7,226	2,977
Change in fair value of redeemable convertible preferred stock warrant liability	—	—	21,030
Amortization of premiums (accretion of discounts) on investments, net	577	304	(309)
Amortization of debt discount and debt issuance costs	158	66	46
Amortization of right-of-use asset	887	602	582
Non-cash interest expense	—	241	672
Loss on extinguishment of debt	—	1,119	—
Loss on disposal of property and equipment	9	52	—
Change in provision for doubtful accounts receivable	6	(32)	23
Provision for excess and obsolete inventories	77	117	118
Changes in operating assets and liabilities:
Accounts receivable	(2,769)	(437)	(2,241)
Inventories	(5,563)	(2,161)	(4,696)
Prepaid expenses and other current assets	(772)	250	(1,471)
Other assets	(117)	210	552
Accounts payable	(1,159)	592	615
Accrued liabilities	4,418	146	4,964
Other liabilities	(520)	26	(769)
Repayment of interest paid in kind	—	(3,813)	—
Net cash used in operating activities	(38,935)	(42,068)	(29,610)
Cash flows from investing activities
Purchases of property and equipment	(4,758)	(842)	(535)
Proceeds from sale of property and equipment	2	—	—
Purchases of investments	—	(79,906)	(69,421)
Proceeds from maturity of investments	77,400	71,355	—
Net cash provided by (used in) investing activities	72,644	(9,393)	(69,956)
Cash flows from financing activities
Proceeds from public offerings, net of underwriting discount, commissions and offering costs paid	—	70,568	109,352
Proceeds from long-term debt, net	—	48,506	—
Proceeds from issuance of common stock	6,946	5,168	2,590
Proceeds from exercise of redeemable convertible preferred stock warrants	—	—	1,784
Proceeds from exercise of common stock warrants	—	—	31
Principal repayment of long-term debt	—	(40,000)	—
Payments of prepayment penalty and lender fees	—	(2,496)	—
Proceeds from disgorgement of short-swing profits, net	32	—	—
Net cash provided by financing activities	6,978	81,746	113,757
Net change in cash, cash equivalents and restricted cash	40,687	30,285	14,191
Cash, cash equivalents and restricted cash, beginning of year	69,776	39,491	25,300
Cash, cash equivalents and restricted cash, end of year	$110,463	$69,776	$39,491

Supplemental disclosure of cash flow information
Cash paid for interest	$2,360	$7,917	$4,234

Noncash investing and financing activities:
Accounts payable and accrued liabilities for purchases of property and equipment	$1,138	$108	$32
Unpaid deferred offering costs	$—	$25	$—
Right-of-use asset obtained in exchange for lease obligation	$3,307	$—	$3,982
Net exercise of convertible preferred stock warrants to preferred stock	$—	$—	$37,121
Conversion of convertible preferred stock to common stock upon initial public offering	$—	$—	$144,140

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

Liquidity

In the course of its activities, the Company has incurred losses and negative cash flows from operations since its inception. As of December 31, 2021, the Company had an accumulated deficit of $288,702,000. The Company expects to incur losses for the foreseeable future. The Company believes that its cash and cash equivalents of $110,231,000 at December 31, 2021, as well as its expected revenues will provide sufficient funds to allow the Company to fund its planned current operations for the next twelve months from the issuance of these financial statements.

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

Due to the coronavirus (“COVID-19”) pandemic, there has been continued uncertainty and disruption in the global economy, supply chain, financial markets and increased labor shortages. While some of the uncertainties began to lift throughout the first half of 2021, new virus variants, and increased infection rates during the second half of 2021 continue to make the current COVID-related environment highly volatile and uncertain. These challenges continued to impact the number of TCAR procedures in 2021, with procedure volumes impacted by increased COVID-19 hospitalizations and hospital capacity constraints due to the COVID-19 and its variants. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of December 31, 2021. The Company has also considered information available to it as of the date of issuance of these financial statements and is not aware of any specific events or circumstances that would require an update to its estimates or judgments, or a revision to the carrying value of its assets or liabilities. These estimates may change as new events occur and additional information becomes available. Actual results could differ materially from these estimates.

Fair Value of Financial Instruments

The Company has evaluated the estimated fair value of its financial instruments as of December 31, 2021 and 2020. The carrying amounts of certain of the Company’s financial instruments, which include cash equivalents, short-term investments, restricted cash, accounts receivable, accounts payable and accrued liabilities approximate their respective fair values because of the short-term nature of these instruments. Management believes that its short-term and long-term debt bears interest at the prevailing market rates for instruments with similar characteristics (Level 2 within the fair value hierarchy); accordingly, the carrying value of this instrument approximates its fair value. Prior to the Company's IPO, fair value accounting was applied to the redeemable convertible preferred stock warrant liability.

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents. Cash equivalents are considered available-for-sale marketable securities and are recorded at fair value, based on quoted market prices. As of December 31, 2021, the Company’s cash equivalents are comprised of investments in money market funds. As of December 31, 2020, the Company’s cash equivalents comprised investments in money market funds and commercial paper.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the balance sheets that sum to the total of the same amounts shown in the statements of cash flows (in thousands):

	December 31,
	2021	2020
Cash and cash equivalents	$110,231	$69,466
Restricted cash	232	310
Total cash, cash equivalents and restricted cash	$110,463	$69,776

Restricted cash as of December 31, 2021 and 2020 consists of a letter of credit of $232,000 and $310,000, respectively, representing collateral for the Company’s facility lease in California.

Investments

Short-term investments consist of debt securities classified as available-for-sale and have original maturities greater than 90 days, but less than one year as of the balance sheet date. Long-term investments have maturities greater than one year as of the balance sheet date. All investments are recorded at fair value based on the fair value hierarchy. Money market funds are classified within Level 1 of the fair value hierarchy, and commercial paper, corporate bonds/notes, United States Government securities, and asset-backed securities are classified within Level 2 of the fair value hierarchy. Unrealized gains and losses, deemed temporary in nature, are reported as a separate component of accumulated other comprehensive income (loss). The cost of available-for-sale investments sold is based on the specific-identification method. Realized gains and losses are included in earnings and are derived for specific-identification method for determining the costs of investments sold and were insignificant for the year ended December 31, 2021, 2020 and 2019. Amortization of premiums and accretion of discounts are reported as a component of interest income.

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

Financial instruments that potentially subject the Company to credit risk consist of cash and cash equivalents, investments and accounts receivable to the extent of the amounts recorded on the balance sheet. Cash, cash equivalents, and investments are deposited in financial institutions which, at times, may be in excess of federally insured limits. Cash equivalents are invested in highly rated money market funds. The Company invests in a variety of financial instruments, such as, but not limited to, commercial paper, corporate bonds/notes, United States Government securities, asset-backed securities and, by policy, limits the amount of credit exposure with any one financial institution or commercial issuer. The Company has not experienced any material losses on its deposits of cash and cash equivalents or investments during the years ended December 31, 2021 and 2020.

The Company’s accounts receivable are due from a variety of health care organizations in the United States. At December 31, 2021 and 2020, no customer represented 10% or more of the Company’s accounts receivable. For the years ended December 31, 2021, 2020 and 2019, there were no customers that represented 10% or more of revenue.

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

As a result of the voluntary recall the Company reflected a current asset of $4,160,000 on its balance sheet as of December 31, 2020, relating to the replacement lots and other direct costs to be received from Cordis. This amount included $2,227,000 of recalled ENROUTE stent delivery systems held in the Company's inventory as of December 31, 2020, $1,696,000 of ENROUTE stent delivery systems in the process of being returned from its customers and other direct costs of $237,000. In addition, the Company established an accrual of $1,696,000 relating to its obligation to provide replacement ENROUTE stent delivery systems to its customers as of December 31, 2020. As of December 31, 2021, the Company has a current asset of $335,000 on its balance sheet relating to other direct costs that remain to be reimbursed from Cordis. In addition, as of December 31, 2021, the Company has a remaining accrual of $11,000 relating to its obligation to provide replacement ENROUTE stent delivery systems to its customers.

Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The Company estimates allowances for expected credit losses. Specifically, the Company makes estimates on the collectability of customer accounts based primarily on analysis of historical trends and experience and changes in customers’ financial condition. The Company uses its judgment, based on the best available facts and circumstances, and records an allowance against amounts due to reduce the receivable to the amount that is expected to be collected. These specific allowances are reevaluated and adjusted as additional information is received that impacts the amount reserved. During the years ended December 31, 2021, 2020 and 2019, the Company did not experience any material credit-related losses.

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

Other Current Assets

The prepaid expenses and other current assets balance at December 31, 2020 included $4,160,000 associated with the Company's voluntary recall. The amount relates to the replacement lots and other direct costs to be received from Cordis. As of December 31, 2021, the Company has a current asset of $335,000 on its balance sheet relating to other direct costs that remain to be reimbursed from Cordis.

Property and Equipment

Property and equipment are recorded at cost less accumulated depreciation or amortization. Repairs and maintenance costs are expensed as incurred. Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the assets, typically three years to five years. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or estimated useful economic life of the asset. When assets are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the balance sheet and any resulting gain or loss is reflected in operations in the period realized.

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including property and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. If indicators of impairment exist, an impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the assets and their eventual disposition are less than their carrying amount. Impairment, if any, is measured as the amount by which the carrying amount of the long-lived assets exceeds their fair value. The Company did not record any impairment of long-lived assets during the years ended December 31, 2021, 2020 and 2019.

Leases

The Company accounts for its leasing arrangements in accordance with Accounting Standards Codification (“ASC”) 842, “Leases.” The Company considers if an arrangement is a lease at inception if it obtains the right to control the use of an identified asset under a leasing arrangement with an initial term greater than twelve months. The Company determines whether a contract conveys the right to control the use of an identified asset for a period of time if the contract contains both the right to obtain substantially all of the economic benefits from the use of the identified asset and the right to direct the use of the identified asset. The Company also evaluates the nature of each lease to determine whether it is an operating or financing lease and recognizes the right-of-use asset and lease liabilities based on the present value of future minimum lease payments over the expected lease term. The Company’s leases do not generally contain an implicit interest rate and therefore the Company uses the incremental borrowing rate it would expect to pay to borrow on a similar collateralized basis over a similar term in order to determine the present value of its lease payments. The Company considers renewal options in the determination of the lease term if the option to renew is reasonably certain. Variable lease costs represent payments that are dependent on usage, a rate or index. Variable lease costs, which consists primarily of taxes, insurance and common area maintenance costs, are expensed as incurred. The Company elected to account for contracts that contain lease and non-lease components as a single component, consistent with its historical practice. The Company does not have any finance leases.

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

As of December 31, 2021 and 2020, the Company recorded $87,000 and $71,000, respectively, of unbilled receivables, which are included in accounts receivable, net on the balance sheet, as the Company has an unconditional right to payment as of the end of the applicable period.

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

Costs associated with product sales include commissions and royalties. The Company applies the practical expedient and recognizes commissions and royalties as expense when incurred because the expense is incurred at a point in time and the amortization period is less than one year.  Commissions are recorded as selling expense and royalties are recorded as cost of goods sold in the statements of operations and comprehensive loss.

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

Cost of Goods Sold

The Company manufactures certain of its portfolio of TCAR products at its California facility and purchases other products from third party manufacturers. Cost of goods sold consists primarily of costs related to materials, components and sub-assemblies, manufacturing overhead costs, direct labor, reserves for excess, obsolete and non-sellable inventories as well as distribution-related expenses. A significant portion of the Company’s cost of goods sold currently consists of manufacturing overhead costs. These overhead costs include the cost of quality assurance, material procurement, inventory control, facilities, equipment and operations supervision and management. Cost of goods sold also includes depreciation expense for production equipment and certain direct costs such as shipping costs and royalties. In May 2021, the Company entered into a lease for an additional facility in Minnesota and expects to begin commercial production in the second half of 2022. During this time the Company experienced additional overhead related to manufacturing start-up and expansion of its manufacturing capacity, which were recorded as a period expense.

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

Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs include design and production costs, including website development, physician and patient testimonial videos, written media campaigns, and other items. Advertising costs of $221,000, $194,000 and $362,000 were expensed during the years ended December 31, 2021, 2020 and 2019, respectively.

Foreign Currency

The Company records net gains and losses resulting from foreign exchange transactions as a component of foreign currency exchange gains or losses in other income (expense), net. The Company had no material foreign currency exchange gains or losses during the years ended December 31, 2021, 2020 and 2019.

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

Comprehensive Loss

Comprehensive loss consists of net loss and changes in unrealized gains and losses on investments classified as available-for-sale. For the years ended December 31, 2021, 2020 and 2019, the Company’s unrealized gains and losses on available-for-sale investments represent the only component of other comprehensive loss that are excluded from the reported net loss and that are presented in the statements of operations and comprehensive income. Accumulated other comprehensive loss is presented in the accompanying balance sheets as a component of stockholders' equity.

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

Net loss per share was determined as follows (in thousands, except share and per share data):

	Year Ended December 31,
	2021	2020	2019
Net loss	$(49,811)	$(47,365)	$(52,415)
Weighted average common stock outstanding used to compute net loss per share, basic and diluted	34,635,358	32,965,539	22,956,679
Net loss per share, basic and diluted	$(1.44)	$(1.44)	$(2.28)

The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted average shares outstanding because such securities have an antidilutive impact due to the Company’s net loss:

	December 31,
	2021	2020	2019
Common stock options	3,780,939	4,237,828	4,310,790
Restricted stock units	530,274	68,396	—
Total	4,311,213	4,306,224	4,310,790

Segment and Geographical Information

The Company operates and manages its business as one reportable and operating segment. The Company’s chief executive officer, who is the chief operating decision maker, reviews financial information on an aggregate basis for purposes of allocating resources and evaluating financial performance. Primarily all of the Company’s long-lived assets are based in the United States. Long-lived assets are comprised of property and equipment. All of the Company’s revenue was in the United States for the years ended December 31, 2021, 2020 and 2019, based on the shipping location of the external customer.

3.    Recent Accounting Pronouncements

Recently Adopted Accounting Standards

Effective January 1, 2021, the Company adopted ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires measurement and recognition of expected credit losses for most financial assets and certain other instruments. In addition, Topic 326 also provides new guidance related to the measurement of expected credit losses on the Company’s allowance for bad debt for accounts receivable, which is estimated upon assessment of various factors including historical collection experience, current and future economic market conditions and a review of the current aging status and financial condition of the Company’s customers. The Company adopted the new standard using a modified retrospective transition method, which required a cumulative-effect adjustment, if any, to the opening balance of accumulated deficit to be recognized on the date of adoption. The Company did not have any cumulative-effect adjustments as of the date of adoption.

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

Recently Issued Accounting Standards

In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”), which creates an exception to the general recognition and measurement principle in ASC 805 by requiring companies to apply ASC 606 to recognize and measure contract assets and contract liabilities from contracts with customers acquired in a business combination. The guidance additionally clarifies that companies should apply the definition of a performance obligation in ASC 606 when recognizing contract liabilities assumed in a business combination. The Company will early adopt ASU 2021-08 as of January 1, 2022 on a prospective basis. The impact of the adoption of ASU 2021-08 cannot currently be determined, as it is dependent on future business combinations that the Company may enter into.

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

The following table sets forth by level within the fair value hierarchy the Company’s assets and liabilities that are reported at fair value as of December 31, 2021 and 2020 using the inputs defined above (in thousands):

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$21,062	$—	$—	$21,062
	$21,062	$—	$—	$21,062

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$60,295	$—	$—	$60,295
Commercial paper	—	39,577	—	39,577
Corporate bonds/notes	—	7,969	—	7,969
U.S. government securities	—	38,470	—	38,470
	$60,295	$86,016	$—	$146,311

There were no transfers between fair value hierarchy levels during the years ended December 31, 2021 and 2020.

5.    Balance Sheet Components

Investments

The Company’s cash equivalents consists of $21,062,000 in money market funds as of December 31, 2021 and approximates fair value. The Company had no investments as of December 31, 2021. The fair value of the Company's available-for-sale investments as of December 31, 2020 are as follows (in thousands):

	December 31, 2020
		Gross Unrealized		Estimated
	Amortized Cost	Gains	Losses	Fair Value
Money market funds	$60,295	$—	$—	$60,295
Commercial paper	39,577	—	—	39,577
Corporate bonds/notes	7,970	—	(1)	7,969
U.S. government securities	38,430	42	(2)	38,470
	$146,272	$42	$(3)	$146,311

Classified as:
Cash equivalents				$68,295
Short-term investments				78,016
				$146,311

The following table summarizes the fair value of the Company’s cash equivalents and available-for-sale investments classified by maturity as of December 31, 2021 and 2020 (in thousands):

	December 31, 2021	December 31, 2020
Amounts maturing within one year	$21,062	$146,311
Amounts maturing after one year through two years	—	—
	$21,062	$146,311

The following table presents the Company's available-for-sale investments that were in an unrealized loss position as of December 31, 2020 (in thousands):

	December 31, 2020
	Less than 12 months
Assets:	Fair Value	Unrealized Loss
Corporate bonds/notes	$5,369	$(1)
U.S. government securities	10,128	(2)
	$15,497	$(3)

Inventories

Components of inventories were as follows (in thousands):

	December 31,
	2021	2020
Raw materials	$2,447	$1,785
Finished products	15,437	10,599
	17,884	12,384
Less: Reserve for excess and obsolete	(33)	(2,395)
	$17,851	$9,989

As of December 31, 2021 and 2020, there were no work-in-process inventories. The reserve for excess and obsolete inventory at December 31, 2021 and 2020 included $1,000 and $2,377,000, respectively, associated with the Company's voluntary product recall.

Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2021	2020
Furniture and fixtures	$1,005	$726
Equipment	2,945	1,699
Software	284	226
Leasehold improvements	2,050	2,043
	6,284	4,694
Less: Accumulated depreciation	(3,330)	(2,332)
Add: Construction-in-progress	4,743	482
	$7,697	$2,844

Depreciation and amortization expense was $1,032,000, $789,000 and $712,000 for the years ended December 31, 2021, 2020 and 2019, respectively.

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	December 31,
	2021	2020
Accrued payroll and related expenses	$13,898	$9,573
Provision for sales returns	359	820
Accrued professional services	2,039	2,520
Recall replacement obligation	11	1,696
Operating lease liability	1,294	850
Accrued royalty expense	687	518
Deferred revenue	157	206
Accrued travel expenses	590	237
Accrued clinical expenses	99	113
Accrued other expenses	668	424
	$19,802	$16,957

6.    Debt

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

Also in October 2020, the Company drew down $49,000,000 under the term loan facility and used the majority of the proceeds to pay off and terminate the prior term loan agreement with CRG totaling $46,674,000, which included a prepayment premium of $305,000, a final interest payment of $365,000 and a facility fee of $2,191,000. The Company recognized a loss on debt extinguishment of $1,119,000 in connection with the early termination of the term loan agreement with CRG. The principal amount of outstanding term loans under the Loan Agreement with Stifel Bank shall be repaid in equal monthly installments beginning on November 29, 2022. Interest under the term loan facility is the greater of a) 0.75% above the "Prime Rate" as published by The Wall Street Journal or b) 4.75%. The term loan may not be reborrowed once repaid, but the Company may prepay the term loan at any time without premium or penalty.

The Company also concurrently entered in a Success Fee Agreement in October 2020 with Stifel Bank, which requires that the Company pay Stifel Bank the lesser of 0.75% of the original principal amount of all credit extensions made under the Loan Agreement or $375,000 in the event the Company completes a Liquidity Event (liquidation, merger, sale of the Company or change in control). The Success Fee Agreement terminates on October 29, 2025. The Company has determined the probability of a Liquidity Event to be remote and accordingly, has not recognized a liability as of December 31, 2021.

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

As of December 31, 2021, the aggregate outstanding principal balance under the Loan Agreement was $49,000,000 and the annual interest rate was 4.75%. As of December 31, 2021, the Company was in compliance with all applicable financial covenants. As of December 31, 2021, management does not believe that it is probable that the above events of default will be triggered within the next twelve months, therefore, the debt is classified as short or long-term on the balance sheet based on its future maturities.

Future maturities under the Stifel Bank term loan agreement as of December 31, 2021 are as follows (in thousands):

Year Ending December 31:	Amount
2022	$6,257
2023	25,749
2024	21,457
53,463
Less: Amount representing interest	(4,463)
Less: Amount representing debt discount and debt issuance costs	(309)
Present value of minimum payments	$48,691

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

In May 2021, the Company entered into a new, non-cancelable operating lease for additional office, laboratory and manufacturing space in Minnesota that expires in November 2029. The lease agreement includes a renewal provision allowing the Company to extend this lease for two additional five year terms. In connection with the lease, the Company recognized a right-of-use asset and lease liability of $3,307,000.

Operating lease costs were $1,234,000 for the year ended December 31, 2021 and $870,000 for each of the years ended December 31, 2020 and 2019. Cash paid (net of tenant improvement allowances received) for amounts included in the measurement of operating lease liabilities was $(34,000), $769,000 and $721,000 for the years ended December 31, 2021, 2020 and 2019, respectively. As of December 31, 2021, the weighted average discount rate was approximately 6.50% and the weighted average remaining lease term was 5.86 years. As of December 31, 2020, the weighted average discount rate was approximately 6.50% and the weighted average remaining lease term was 3.83 years. Balance sheet information as of December 31, 2021 consists of the following (in thousands):

	December 31,
Operating Lease:	2021	2020
Operating lease right-of-use asset in other non-current assets	$5,219	$2,798
Operating lease liability in accrued liabilities	$1,294	$850
Operating lease liability in other liabilities	5,747	2,850
Total operating lease liabilities	$7,041	$3,700

The following table summarizes the Company's operating lease maturities as of December 31, 2021 (in thousands):

Year Ending December 31:	Amount
2022	$620
2023	1,967
2024	1,764
2025	882
2026	904
Thereafter	2,769
Total lease payments	8,906
Less: imputed interest	(1,865)
Present value of lease liabilities	$7,041

Purchase Obligations

Purchase obligations consist of agreements to purchase goods and services entered into in the ordinary course of business. As of December 31, 2021, the Company had non-cancellable purchase obligations to suppliers of $5,661,000.

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

The Company indemnifies each of its directors and officers for certain events or occurrences, subject to certain limits, while the director is or was serving at the Company’s request in such capacity, as permitted under Delaware law and in accordance with its certificate of incorporation and bylaws. The term of the indemnification period lasts as long as a director may be subject to any proceeding arising out of acts or omissions of such director in such capacity. The maximum amount of potential future indemnification is unlimited; however, the Company currently holds director liability insurance. The Company believes that the fair value of these indemnification obligations is minimal. Accordingly, the Company has not recognized any liabilities relating to these obligations as of December 31, 2021.

Contingencies

The Company is not involved in any pending legal proceedings that it believes could have a material adverse effect on its financial condition, results of operations or cash flows. From time to time, the Company may pursue litigation to assert its legal right and such litigation may be costly and divert the efforts and attention of its management and technical personnel which could adversely affect its business. The Company accrues a liability for such matters when it is probable that future expenditures will be made, and such expenditures can be reasonably estimated. There were no contingent liabilities requiring accrual at December 31, 2021 and 2020.

8.    Redeemable Convertible Preferred Stock

Upon the closing of the Company's IPO, all shares of redeemable convertible preferred stock then outstanding converted into shares of common stock. As of December 31, 2021 and 2020, the Company does not have any redeemable convertible preferred stock issued or outstanding.

Redeemable Convertible Preferred Stock Warrants

Upon the closing of the Company's IPO, all of the outstanding redeemable convertible preferred stock warrants were exercised, or net exercised based on the IPO price of $20.00 per share, into 1,945,365 shares of common stock. As of December 31, 2021 and 2020, the Company does not have any redeemable convertible preferred stock warrants outstanding.

9.    Stockholders' Equity (Deficit)

Preferred Stock

At December 31, 2021, the Company’s certificate of incorporation, as amended and restated, authorizes the Company to issue up to 5,000,000 shares of preferred stock with $0.001 par value per share, of which no shares were issued and outstanding.

Common Stock

At December 31, 2021, the Company’s certificate of incorporation, as amended and restated, authorizes the Company to issue up to 100,000,000 shares of common stock with $0.001 par value per share, of which 34,980,896 shares were issued and outstanding. The holders of common stock are also entitled to receive dividends whenever funds are legally available, when and if declared by the Board of Directors. As of December 31, 2021, no dividends have been declared to date. Each share of common stock is entitled to one vote.

At December 31, 2021 and 2020, the Company had reserved common stock for future issuances as follows:

	December 31,
	2021	2020
Exercise of options under stock plan	3,780,939	4,237,828
Issuance of options and restricted stock units under stock plan	2,477,212	1,790,687
Issuance of common stock under employee stock purchase plan	922,097	632,377
	7,180,248	6,660,892

Common Stock Warrants

In connection with the IPO, the common stock warrants were cash, or net exercised based on the IPO price of $20.00 per share into 5,968 shares of common stock. As of December 31, 2021 and 2020, the Company does not have any common stock warrants outstanding.

Disgorgement Proceeds

During the year ended December 31, 2021, the Company received net proceeds of $32,000 related to the disgorgement of short-swing profits under Section 16(b) of the Exchange Act. The amount was recorded as an increase to additional paid-in capital on the balance sheet.

10.    Stock Option Plans

In 2007, the Company established its 2007 Stock Option Plan which provided for the granting of stock options to employees, directors and consultants of the Company. In connection with its acquisition of NeuroCo in December 2018, the Company also assumed NeuroCo’s 2015 Equity Incentive Plan. In March 2019, the Company's Board of Directors approved the termination of the 2007 Stock Option Plan and the NeuroCo 2015 Equity Incentive Plan and the adoption of the 2019 Equity Incentive Plan, or the 2019 Plan, which became effective immediately prior to the Company's IPO. The 2019 Plan provides for the grant of ISOs to employees and for the grant of NSOs, restricted stock, restricted stock units, stock appreciation rights, performance units and performance shares to employees, directors and consultants. A total of 2,317,000 shares of common stock were initially reserved for issuance pursuant to the 2019 Plan. In addition, the shares reserved for issuance under the 2019 Plan will also include shares reserved but not issued under the 2007 Stock Option Plan, plus any share awards granted under the 2007 Stock Option Plan that expire or terminate without having been exercised in full or that are forfeited or repurchased. In addition, the number of shares available for issuance under the 2019 Plan will also include an annual increase on the first day of each fiscal year, equal to the lesser of (i) 3,000,000 shares; (ii) 4.0% of the outstanding shares of common stock as of the last day of the immediately preceding fiscal year; or (iii) an amount as determined by the Board of Directors. As of December 31, 2021, the Company has reserved 5,016,420 shares of common stock for issuance under the 2019 Plan.

A summary of the shares available for issuance under the 2007 Stock Option Plan, NeuroCo 2015 Equity Incentive Plan and 2019 Plan, or the Plans, is as follows:

Number of Shares
Balances, December 31, 2018	57,889
Authorized	2,317,000
Granted	(848,023)
Canceled	27,824
Balances, December 31, 2019	1,554,690
Authorized	1,250,210
Granted/Awarded	(1,079,883)
Cancelled	65,670
Balances, December 31, 2020	1,790,687
Authorized	1,369,985
Granted/Awarded	(847,080)
Cancelled	163,620
Balances, December 31, 2021	2,477,212

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

Stock option activity under the Company's Plans is set forth below:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in thousands)
Balances, December 31, 2018	4,364,377	$3.79	7.36	$33,132
Options granted	848,023	$22.77

Options exercised	(873,786)	$1.77
Options cancelled	(27,824)	$8.71
Balances, December 31, 2019	4,310,790	$7.91	7.27	$140,234
Options granted	1,010,843	$40.67
Options exercised	(1,018,779)	$3.42
Options cancelled	(65,026)	$23.32
Balances, December 31, 2020	4,237,828	$16.56	7.38	$197,407
Options granted	323,057	$53.94
Options exercised	(643,507)	$7.49
Options cancelled	(136,439)	$40.30
Balances, December 31, 2021	3,780,939	$20.45	6.71	$91,900
Vested and exercisable at December 31, 2021	2,732,674	$13.64	6.13	$81,395
Vested and expected to vest at December 31, 2021	3,780,939	$20.45	6.71	$91,900

The aggregate intrinsic value of options exercised during the years ended December 31, 2021, 2020 and 2019 was $29,355,000, $47,861,000 and $24,867,000, respectively. The aggregate intrinsic value was calculated as the difference between the exercise prices of the underlying options and the estimated fair value of the common stock on the date of exercise. The weighted-average grant date fair value of options granted during the years ended December 31, 2021, 2020 and 2019 was $23.83, $18.22 and $10.17 per share, respectively. The total fair value of options vested during the years ended December 31, 2021, 2020 and 2019 was $9,076,000, $5,138,000 and $2,221,000, respectively, based on the grant date fair value.

The following table summarizes information about stock options outstanding and vested as of December 31, 2021:

	Options Outstanding			Options Vested
Exercise Price	Options Outstanding	Weighted Average Remaining Contractual Term (in Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.35 - $3.16	868,256	4.58	$2.05	868,256	$2.05
$4.73 - $7.10	577,759	6.17	$5.74	542,305	$5.71
$8.27 - $12.41	490,391	6.06	$11.74	470,037	$11.83
$20.00 - $30.00	616,871	7.26	$20.00	400,815	$20.00
$30.93 - $46.40	682,913	8.12	$33.60	308,065	$34.34
$47.20 - $70.80	544,749	8.86	$57.22	143,196	$57.48
	3,780,939	6.71	$20.45	2,732,674	$13.64

Restricted Stock Units

In March 2020, the Company began granting restricted stock units, or RSUs, under the 2019 Plan. RSUs generally vest over four years in annual equal increments. The total grant date fair value of awards granted during the year ended December 31, 2021 and 2020 was $28,110,000 and $3,186,000, respectively. The total fair value of awards vested during the year ended December 31, 2021 was $1,893,000. No awards vested during the year ended December 31, 2020. The fair value of RSUs is based on the Company’s closing stock price on the date of grant. A summary of RSUs activity for the years ended December 31, 2021 and 2020 is as follows:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Balances, December 31, 2019	—	$—
Restricted stock granted	69,040	$46.14
Restricted stock vested	—	$—
Restricted stock forfeited	(644)	$44.62
Balances, December 31, 2020	68,396	$46.16
Restricted stock granted	524,023	$53.64
Restricted stock vested	(34,964)	$49.95
Restricted stock forfeited	(27,181)	$51.99
Balances, December 31, 2021	530,274	$53.01
Expected to vest at December 31, 2021	530,274	$53.01

2019 Employee Stock Purchase Plan

In March 2019, the Company's Board of Directors adopted the 2019 Employee Stock Purchase Plan, or the 2019 ESPP, under which eligible employees are permitted to purchase common stock at a discount through payroll deductions. A total of 434,000 shares of common stock were initially reserved for issuance and is increased on the first day of each fiscal year by an amount equal to the lesser of (i) 1,200,000 shares (ii) 1.0% of the outstanding shares of common stock as of the last day of the immediately preceding fiscal year; or (iii) an amount as determined by the Board of Directors. As of December 31, 2021, the Company has reserved 1,089,048 shares of common stock for issuance under the 2019 ESPP. The price of the common stock purchased will be the lower of 85% of the fair market value of the common stock at the beginning of an offering period or at the end of a purchase period. The 2019 ESPP was effective upon adoption by the Company's Board of Directors but was not in use until the completion of the Company's IPO in April 2019. The 2019 ESPP is intended to qualify as an "employee stock purchase plan" within the meaning of Section 423 of the Internal Revenue Code of 1986, as amended.

As of December 31, 2021, 166,951 shares of common stock have been issued to employees participating in the 2019 ESPP and 922,097 shares were available for future issuance under the 2019 ESPP.

Stock-Based Compensation

The Company estimated the fair value of stock options using the Black–Scholes option pricing model. The fair value of employee and nonemployee stock options is being amortized on a straight–line basis over the requisite service period of the awards. The fair value of employee and nonemployee stock options was estimated using the following assumptions for the years ended December 31, 2021, 2020 and 2019:

Year Ended December 31,
	2021	2020	2019
Expected term (in years)	5.25 - 6.25	5.00 - 6.25	5.00 - 6.25
Expected volatility	45.0% - 50.4%	43.0% - 50.3%	42.4% - 42.9%
Risk-free interest rate	0.41% - 1.08%	0.32% - 1.41%	1.47% - 2.54%
Dividend yield	—%	—%	—%

Prior to completion of the Company's IPO in April 2019, the fair value of common stock was determined by the Company’s Board of Directors, who considered, among other things, contemporaneous valuations of the Company’s common stock prepared by an unrelated third-party valuation firm in accordance with the guidance provided by the American Institute of Certified Public Accountants Practice Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. For stock options granted after the completion of the IPO, the fair value of the underlying common stock is based on the closing price of the Company's common stock on The NASDAQ Global Market on the date of grant. The expected term of stock options represents the weighted-average period the stock options are expected to remain outstanding. The Company does not have sufficient historical exercise and post-vesting termination activity to provide accurate data for estimating the expected term of options and has opted to use the “simplified method,” whereby the expected term equals the arithmetic average of the vesting term and the original contractual term of the option. The expected stock price volatility assumption was determined by supplementing its historical stock trading volatility with the historical volatilities for industry peers, as the Company does not have sufficient trading history for the Company’s common stock. The Company will continue to analyze the historical stock price volatility and expected term assumption as more historical data for the Company’s common stock becomes available. The risk-free interest rate assumption is based on the U.S. Treasury instruments whose term was consistent with the expected term of the Company’s stock options. The expected dividend assumption is based on the Company’s history and expectation of dividend payouts. The Company has elected to recognize forfeitures of share-based payment awards as they occur.

The fair value of the shares to be issued under the Company’s 2019 ESPP was estimated using the Black-Scholes valuation model with the following assumptions for the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31,
	2021	2020	2019
Expected term (in years)	0.50	0.50	0.50 - 0.63
Expected volatility	46.9% - 51.6%	44.4% - 76.4%	44.4% - 47.8%
Risk-free interest rate	0.03% - 0.10%	0.10% - 1.58%	1.58% - 2.45%
Dividend yield	—%	—%	—%

The following table summarizes the total stock-based compensation expense included in the statements of operations for all periods presented (in thousands):

	Year Ended December 31,
	2021	2020	2019

Cost of goods sold	$635	$339	$179
Research and development expenses	2,909	1,110	426
Selling, general and administrative expenses	11,068	5,777	2,372
	$14,612	$7,226	$2,977

As of December 31, 2021, there was total unrecognized compensation costs of $16,737,000 related to stock options expected to be recognized over a period of approximately 2.37 years, a total of $24,183,000 of unrecognized compensation costs related to unvested RSUs expected to be recognized over a period of approximately 3.32 years and $365,000 related to the ESPP, which the Company will recognize over 0.38 years.

11.    Income Taxes

The components of income before taxes are as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
United States	$(49,811)	$(47,365)	$(52,415)
International	—	—	—
	$(49,811)	$(47,365)	$(52,415)

A reconciliation of the statutory U.S. federal rate to the Company’s effective tax rate is as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Tax at federal statutory rate	$(10,460)	$(9,947)	$(11,007)
State taxes, net of federal benefit	(1,852)	(1,958)	(2,270)
Permanent differences	(5,224)	(8,489)	(4,731)
Loss on Series C warrant liability	—	—	5,330
Change in valuation allowance	17,918	22,164	12,797
General business credits	(852)	(1,268)	(319)
Other	490	(491)	208
Provision for income taxes	$20	$11	$8

The Company's provision for income taxes amounts are included within other income (expense) on the statements of operations and comprehensive loss.

Significant components of the Company’s net deferred tax assets as of December 31, 2021 and 2020 consist of the following (in thousands):

	December 31,
	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$77,616	$63,069
Research and development credits	7,732	7,191
Capitalized start-up costs/Intangibles	4	8
Accruals and reserves	2,301	2,337
Stock-based compensation	4,392	1,859
Operating lease liability	1,751	935
Interest limitation	1,314	813
Total deferred tax assets	95,110	76,212
Less: Valuation allowance	(93,207)	(75,289)
Deferred tax liabilities:
Operating lease asset	(1,297)	(707)
Property and equipment	(606)	(216)
Total deferred tax liabilities	(1,903)	(923)
Net deferred tax assets	$—	$—

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management believes it is more likely than not that the deferred tax assets will not be realized; accordingly, a valuation allowance has been established on U.S. net deferred tax assets. The valuation allowance increased $17,918,000 during the year ended December 31, 2021 and increased by $22,163,000 during the year ended December 31, 2020.

As of December 31, 2021, the Company had net operating loss carryforwards of approximately $301,306,000 and $254,476,000 for federal and state income tax purposes, respectively. The federal and state net operating loss carryforwards begin to expire in 2027 and 2028, respectively. Federal NOL carryforwards generated in tax years beginning in 2018 are not subject to expiration. Federal NOLs that arose on or after January 1, 2018 can be carried forward indefinitely against future income, but can only be used to offset a maximum of 80% of the Company's federal taxable income in any year.

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

At December 31, 2021, the Company had $7,358,000 and $4,303,000 of federal and state research and development credit carryforwards, respectively, on a tax return basis. If not utilized, the federal credits will expire beginning in 2027. The California research and development credits can be carried forward indefinitely.

As of December 31, 2021, the Company had $3,314,000 of unrecognized tax benefits. The Company does not have any tax positions for which it is reasonably possible that the total amount of gross unrecognized would increase or decrease within twelve months of the year ended December 31, 2021. If recognized, $0 would affect the effective tax rate.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. There was no such expense recorded during the years ended December 31, 2021, 2020 and 2019.

A reconciliation of the unrecognized tax benefits from January 1, 2019 to December 31, 2021 is as follows (in thousands)

	December 31,
	2021	2020	2019
Balance at the beginning of year	$2,019	$1,436	$1,348
Increases related to current years’ tax positions	704	342	88
Increases related to prior years’ tax positions	591	241	—
Balance at end of year	$3,314	$2,019	$1,436

The Company currently has no federal or state tax examinations in progress nor has it had any federal or state tax examinations since its inception. As a result of the Company’s net operating loss carryforwards, all of its tax years are subject to federal and state tax examination.

12.    401(k) Plan

The Company has a qualified retirement plan under section 401(k) of the Internal Revenue Code (“IRC”) under which participants may contribute up to 90% of their eligible compensation, subject to maximum deferral limits specified by the IRC. The Company may make a discretionary matching contribution to the 401(k) plan and may make a discretionary employer contribution to each eligible employee each year. Through December 31, 2019, the Company has made no contributions to the 401(k) plan. Beginning in January 2020, the Company started matching employees' contributions to the 401(k) plan at 50% of the first 5% of compensation deferred to the 401(k) plan. The Company's matching contributions were $1,313,000 and $959,000 for the years ended December 31, 2021 and 2020, respectively.

13.    Subsequent Events

2019 Equity Incentive Plan

In January 2022, the number of shares of common stock authorized for issuance under the 2019 Plan was automatically increased by 1,399,235 shares, which was ratified by the Company's Board of Directors in February 2022.

In January and February 2022, the Company approved the award of 21,357 RSU’s under the 2019 Plan.

2019 Employee Stock Purchase Plan

In January 2022, the number of shares of common stock authorized for issuance under the 2019 ESPP was automatically increased by 349,808 shares, which was ratified by the Company's Board of Directors in February 2022.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, refers to controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to a company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2021 based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2021.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2021 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Internal control over financial reporting has inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting can also be circumvented by collusion or improper management override of the controls. Projections of any evaluation of controls effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or deterioration in the degree of compliance with policies or procedures.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with our 2022 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2021.

Item 11. Executive Compensation

The information required by this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with our 2022 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2021.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with our 2022 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2021.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with our 2022 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2021.

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with our 2022 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2021.

PART IV

Item 15.  Exhibits and Financial Statement Schedule

(a)Financial Statements.

The financial statements included in "Index to Financial Statements" in Part II, Item 8 are filed as part of this registration statement on Form 10-K.

(b)Financial Statement Schedule.

All other schedules have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto. The table below presents Schedule II, Valuation and Qualifying Accounts, detailing the activity of the allowance for doubtful accounts receivable for the years ended December 31, 2021, 2020 and 2019 (in thousands):

Description	Balance at Beginning of Year	Charged to expenses	Write offs	Balance at End of Year
Allowance for doubtful accounts receivable:
Year ended December 31, 2021	$13	$6	$13	$6
Year ended December 31, 2020	$45	$(32)	$—	$13
Year ended December 31, 2019	$22	$23	$—	$45

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

		S-1	333-233044	10.1	8/6/2019
10.11	Lease Agreement by and between the registrant and Hanover Properties Ltd., dated November 30, 2017	S-1	333-233044	10.11	8/6/2019
10.12	Director Offer Letter for Donald Zurbay dated as of February 6, 2018	S-1	333-233044	10.12	8/6/2019
10.13+	Confirmatory Employment Letter between the registrant and Erica Rogers, dated as of March 21, 2019	S-1	333-233044	10.13	8/6/2019
10.14+	Confirmatory Employment Letter between the registrant and Lucas Buchanan, dated as of March 21, 2019	S-1	333-233044	10.14	8/6/2019
10.15+	Confirmatory Employment Letter between the registrant and Richard Ruedy, dated as of March 21, 2019	S-1	333-233044	10.15	8/6/2019
10.16+	Confirmatory Employment Letter between the registrant and Andrew Davis, dated as of March 21, 2019	S-1	333-233044	10.16	8/6/2019
10.17+	Change in Control and Severance Agreement between the registrant and Erica Rogers, dated as of March 21, 2019	S-1	333-233044	10.17	8/6/2019
10.18+	Change in Control and Severance Agreement between the registrant and Lucas Buchanan, dated as of March 21, 2019	S-1	333-233044	10.18	8/6/2019
10.19+	Change in Control and Severance Agreement between the registrant and Richard Ruedy, dated as of March 21, 2019	S-1	333-233044	10.19	8/6/2019
10.20+	Change in Control and Severance Agreement between the registrant and Andrew Davis, dated as of March 21, 2019	S-1	333-233044	10.2	8/6/2019
10.21†	Loan and Security Agreement, dated as of October 29, 2020, by and between Silk Road Medical, Inc. and Stifel Bank.	8-K/A	333-230045	10.1	11/4/2020
10.22†	First Amendment to Loan and Security Agreement, dated January 15, 2021, by and between the registrant and Stifel Bank.	10-Q	001-38847	10.22	5/10/2021

10.23	Lease Agreement by and between the registrant and ARHC UHPTHMN01 LLC, dated May 12, 2021.	10-Q	001-38847	10.23	8/6/2021
23.1	Consent of Independent Registered Public Accounting Firm					*
24.1	Power of Attorney					*
31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
101.INS	XBRL Instance Document					*
101.SCH	XBRL Taxonomy Extension Schema Document					*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*

*Filed herewith.

**Furnished herewith.

+Indicates a management contract or compensatory plan or arrangement.

† Portions of this exhibit have been omitted pursuant to Rule 601(b)(10) of Regulation S-K.

#Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a grant of confidential treatment. The omitted information has been filed separately with the SEC.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

SILK ROAD MEDICAL, INC.

March 1, 2022	By:	/s/ Erica J. Rogers
Erica J. Rogers
President, Chief Executive Officer and Director

March 1, 2022	By:	/s/ Lucas W. Buchanan
Lucas W. Buchanan
Chief Financial Officer and Chief Operating Officer

POWER OF ATTORNEY

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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Erica J. Rogers	President, Chief Executive Officer and Director (Principal Executive Officer)	March 1, 2022
Erica J. Rogers

/s/ Lucas W. Buchanan	Chief Financial Officer and Chief Operating Officer (Principal Financial Officer and Principal Accounting Officer)	March 1, 2022
Lucas W. Buchanan

/s/ Rick D. Anderson	Director	March 1, 2022
Rick D. Anderson

/s/ Kevin J. Ballinger	Director	March 1, 2022
Kevin J. Ballinger

/s/ Tanisha V. Carino	Director	March 1, 2022
Tanisha V. Carino

/s/ Tony M. Chou	Director	March 1, 2022
Tony M. Chou, M.D.

/s/ Jack W. Lasersohn	Chair of the Board of Directors	March 1, 2022
Jack W. Lasersohn

/s/ Elizabeth H. Weatherman	Director	March 1, 2022
Elizabeth H. Weatherman

/s/ Donald J. Zurbay	Director	March 1, 2022
Donald J. Zurbay