Form 10-Q
period 2022-03-31
Silk Road Medical Inc
filed 2022-05-10
CIK 1397702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________________

FORM 10-Q

REGISTRATION STATEMENT

Under

The Securities Act of 1933

______________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of April 30, 2022, the number of outstanding shares of the registrant's common stock, par value $0.001 per share, was 35,116,361.

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

Part I. Financial Information

Item 1: Unaudited Condensed Financial Statements

Silk Road Medical, Inc.

Condensed Balance Sheets

(unaudited)

(in thousands, except share and per share data)	March 31,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$93,602	$110,231
Accounts receivable, net	13,876	11,832
Inventories	17,726	17,851
Prepaid expenses and other current assets	2,564	3,412
Total current assets	127,768	143,326
Property and equipment, net	9,866	7,697
Restricted cash	232	232
Other non-current assets	5,134	5,370
Total assets	$143,000	$156,625
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$2,926	$2,379
Accrued liabilities	16,744	19,802
Short-term debt	9,829	3,905
Total current liabilities	29,499	26,086
Long-term debt	38,901	44,786
Other liabilities	6,893	6,513
Total liabilities	75,293	77,385
Commitments and contingencies (Note 7)
Stockholders' equity:
Preferred stock, $0.001 par value
Shares authorized: 5,000,000 at March 31, 2022 and December 31, 2021
Shares issued and outstanding: none at March 31, 2022 and December 31, 2021
Common stock, $0.001 par value	—	—
Shares authorized: 100,000,000 at March 31, 2022 and December 31, 2021
Shares issued and outstanding: 35,073,602 and 34,980,896 at March 31, 2022 and December 31, 2021, respectively	35	35
Additional paid-in capital	373,053	367,907
Accumulated deficit	(305,381)	(288,702)
Total stockholders' equity	67,707	79,240
Total liabilities and stockholders' equity	$143,000	$156,625

The accompanying notes are an integral part of these condensed financial statements.

Silk Road Medical, Inc.

Condensed Statements of Operations and Comprehensive Loss

(unaudited)

(in thousands, except share and per share data)	Three Months Ended
	March 31,
	2022	2021
Revenue	$28,021	$22,053
Cost of goods sold	8,577	5,538
Gross profit	19,444	16,515
Operating expenses:
Research and development	8,123	5,484
Selling, general and administrative	27,275	21,194
Total operating expenses	35,398	26,678
Loss from operations	(15,954)	(10,163)
Interest income	12	95
Interest expense	(621)	(623)
Other income (expense), net	(116)	(3)
Net loss	(16,679)	(10,694)
Other comprehensive loss:
Change in unrealized gain (loss) on investments, net	—	(33)
Net change in other comprehensive loss	—	(33)
Net loss and comprehensive loss	$(16,679)	$(10,727)
Net loss per share, basic and diluted	$(0.48)	$(0.31)
Weighted average common shares used to compute net loss per share, basic and diluted	35,023,297	34,336,433

The accompanying notes are an integral part of these condensed financial statements.

Silk Road Medical, Inc.

Condensed Statements of Stockholders' Equity

(unaudited)

(in thousands, except share data)	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total
Balances at December 31, 2021	34,980,896	$35	$367,907	$(288,702)	$—	$79,240
Exercise of stock options	35,453	—	168	—	—	168
Issuance of common stock upon release of restricted stock units	57,253	—	—	—	—	—
Stock-based compensation	—	—	4,978	—	—	4,978
Net loss	—	—	—	(16,679)	—	(16,679)
Balances at March 31, 2022	35,073,602	$35	$373,053	$(305,381)	$—	$67,707

(in thousands, except share data)	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total
Balances at December 31, 2020	34,249,649	$34	$346,318	$(238,891)	$39	$107,500
Exercise of stock options	163,151	—	848	—	—	848
Issuance of common stock upon release of restricted stock units	25,490	—	—	—	—	—
Stock-based compensation	—	—	3,533	—	—	3,533
Net loss	—	—	—	(10,694)	—	(10,694)
Unrealized loss on investments, net	—	—	—	—	(33)	(33)
Balances at March 31, 2021	34,438,290	$34	$350,699	$(249,585)	$6	$101,154

The accompanying notes are an integral part of these condensed financial statements.

Silk Road Medical, Inc.

Condensed Statements of Cash Flows

(unaudited)

(in thousands)	Three Months Ended
	March 31,
	2022	2021
Cash flows from operating activities
Net loss	$(16,679)	$(10,694)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	420	239
Stock-based compensation expense	4,978	3,533
Amortization of premiums on investments, net	—	186
Amortization of debt discount and debt issuance costs	39	41
Amortization of right-of-use asset	242	158
Loss on disposal of property and equipment	120	—
Change in provision for doubtful accounts receivable	(6)	—
Provision for excess and obsolete inventories	(8)	24
Changes in assets and liabilities:
Accounts receivable	(2,038)	(2,036)
Inventories	134	(1,790)
Prepaid expenses and other current assets	847	583
Other assets	(5)	(6)
Accounts payable	19	218
Accrued liabilities	(3,168)	(2,423)
Other liabilities	380	(5)
Net cash used in operating activities	(14,725)	(11,972)
Cash flows from investing activities
Purchases of property and equipment	(2,072)	(67)
Proceeds from maturity of investments	—	36,300
Net cash provided by (used in) investing activities	(2,072)	36,233
Cash flows from financing activities
Proceeds from issuance of common stock	168	848
Net cash provided by financing activities	168	848
Net change in cash, cash equivalents and restricted cash	(16,629)	25,109
Cash, cash equivalents and restricted cash, beginning of period	110,463	69,776
Cash, cash equivalents and restricted cash, end of period	$93,834	$94,885
Supplemental disclosure of cash flow information
Cash paid for interest	$582	$582
Noncash investing and financing activities:
Accounts payable and accrued liabilities for purchases of property and equipment	$638	$106

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

2.    Summary of Significant Accounting Policies

Basis of Preparation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, or U.S. GAAP, and applicable rules and regulations of the Securities and Exchange Commission, or SEC, regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP have been condensed or omitted, and accordingly the balance sheet as of December 31, 2021, and related disclosures, have been derived from the audited financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements. These unaudited condensed financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for the fair statement of the Company’s condensed financial information. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any other interim period or for any other future year.

The accompanying interim unaudited condensed financial statements and related financial information should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2021 included in the Company's annual report on Form 10-K filed with the SEC on March 1, 2022.

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

Due to the coronavirus (“COVID-19”) pandemic, there has been continued uncertainty and disruption in the global economy, supply chain, financial markets and increased labor shortages. New virus variants and increased infection rates continue to make the current COVID-related environment highly volatile and uncertain. These challenges continued to impact the number of TCAR procedures in 2021 and the first quarter of 2022, with procedure volumes impacted by increased COVID-19 hospitalizations and hospital capacity constraints due to COVID-19 and its variants. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of March 31, 2022. The Company has also considered information available to it as of the date of issuance of these financial statements and is not aware of any specific events or circumstances that would require an update to its estimates or judgments, or a revision to the carrying value of its assets or liabilities. These estimates may change as new events occur and additional information becomes available. Actual results could differ materially from these estimates.

Silk Road Medical, Inc.

Notes to Condensed Financial Statements

(unaudited)

Fair Value of Financial Instruments

The Company has evaluated the estimated fair value of its financial instruments as of March 31, 2022 and December 31, 2021. The carrying amounts of certain of the Company’s financial instruments, which include cash equivalents, restricted cash, accounts receivable, accounts payable and accrued liabilities approximate their respective fair values because of the short-term nature of these instruments. Management believes that its debt bears interest at the prevailing market rates for instruments with similar characteristics (Level 2 within the fair value hierarchy); accordingly, the carrying value of this instrument approximates its fair value.

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents. Cash equivalents are recorded at fair value, based on quoted market prices. As of March 31, 2022 and December 31, 2021, the Company’s cash equivalents are entirely comprised of investments in money market funds.

Restricted cash as of March 31, 2022 and December 31, 2021 consists of a letter of credit of $232,000 representing collateral for the Company's facility lease in California.

Investments

Short-term investments consist of debt securities classified as available-for-sale and have original maturities greater than 90 days, but less than one year as of the balance sheet date. Long-term investments have maturities greater than one year as of the balance sheet date. All investments are recorded at fair value based on the fair value hierarchy. Money market funds are classified within Level 1 of the fair value hierarchy, and commercial paper, corporate bonds/notes, United States Government securities, and asset-backed securities are classified within Level 2 of the fair value hierarchy. Unrealized gains and losses, deemed temporary in nature, are reported as a separate component of accumulated other comprehensive income (loss). Realized gains and losses are included in earnings and are derived based on the specific-identification method for determining the costs of investments sold and were insignificant for the three months ended March 31, 2022 and 2021. Amortization of premiums and accretion of discounts are reported as a component of interest income.

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

Financial instruments that potentially subject the Company to credit risk consist of cash and cash equivalents and accounts receivable to the extent of the amounts recorded on the balance sheet. Cash, cash equivalents, and investments are deposited in financial institutions which, at times, may be in excess of federally insured limits. Cash equivalents are invested in highly rated money market funds. The Company invests in a variety of financial instruments,

Silk Road Medical, Inc.

Notes to Condensed Financial Statements

(unaudited)

such as, but not limited to, commercial paper, corporate bonds/notes, United States Government securities, asset-backed securities and, by policy, limits the amount of credit exposure with any one financial institution or commercial issuer. The Company has not experienced any material losses on its deposits of cash and cash equivalents or investments during the three months ended March 31, 2022 and 2021.

The Company’s accounts receivable are due from a variety of health care organizations in the United States. At March 31, 2022 and December 31, 2021, no customer represented 10% or more of the Company’s accounts receivable. For the three months ended March 31, 2022 and 2021, there were no customers that represented 10% or more of revenue.

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

As a result of the voluntary recall the Company reflected a current asset of $335,000 on its balance sheet as of December 31, 2021, relating to other direct costs that remain to be reimbursed by Cordis, which was fully paid as of March 31, 2022. In addition, as of March 31, 2022 and December 31, 2021, the Company has a remaining accrual of $11,000 relating to its obligation to provide replacement ENROUTE stent delivery systems to its customers.

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

Silk Road Medical, Inc.

Notes to Condensed Financial Statements

(unaudited)

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

As of March 31, 2022 and December 31, 2021, the Company recorded $255,000 and $87,000, respectively, of unbilled receivables, which are included in accounts receivable, net on the condensed balance sheet, as the Company has an unconditional right to payment as of the end of the applicable period.

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

Silk Road Medical, Inc.

Notes to Condensed Financial Statements

(unaudited)

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

Cost of Goods Sold

The Company manufactures certain of its portfolio of TCAR products at its California facility and purchases other products from third party manufacturers. Cost of goods sold consists primarily of costs related to materials, components and sub-assemblies, manufacturing overhead costs, direct labor, reserves for excess, obsolete and non-sellable inventories as well as distribution-related expenses. A significant portion of the Company’s cost of goods sold currently consists of manufacturing overhead costs. These overhead costs include the cost of quality assurance, material procurement, inventory control, facilities, equipment and operations supervision and management. Cost of goods sold also includes depreciation expense for production equipment and certain direct costs such as shipping costs and royalties. In May 2021, the Company entered into a lease for an additional facility in Minnesota and expects to begin commercial production in the second half of 2022. The Company is experiencing additional overhead expenses related to the start-up phase of its manufacturing capacity expansion, which were recorded as a period expense.

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

Silk Road Medical, Inc.

Notes to Condensed Financial Statements

(unaudited)

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

Comprehensive Loss

Comprehensive loss consists of net loss and changes in unrealized gains and losses on investments classified as available-for-sale. For the three months ended March 31, 2022 and 2021, the Company’s unrealized gains and losses on available-for-sale investments represent the only component of other comprehensive loss that are excluded from the reported net loss and that are presented in the condensed statements of operations and comprehensive loss. Accumulated other comprehensive loss is presented in the accompanying condensed balance sheets as a component of stockholders' equity.

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

Net loss per share was determined as follows (in thousands, except share and per share data):

	Three Months Ended
	March 31,
	2022	2021
Net loss	$(16,679)	$(10,694)
Weighted average common stock outstanding used to compute net loss per share, basic and diluted	35,023,297	34,336,433
Net loss, basic and diluted	$(0.48)	$(0.31)

The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted average shares outstanding because such securities have an antidilutive impact due to the Company's net loss:

	March 31,
	2022	2021
Common stock options	4,197,518	4,288,835
Restricted stock units	1,123,515	251,138
	5,321,033	4,539,973

Segment and Geographical Information

The Company operates and manages its business as one reportable and operating segment. The Company’s chief executive officer, who is the chief operating decision maker, reviews financial information on an aggregate basis for purposes of allocating resources and evaluating financial performance. Primarily all of the Company’s long-lived assets are based in the United States. Long-lived assets are comprised of property and equipment. All of the Company’s

Silk Road Medical, Inc.

Notes to Condensed Financial Statements

(unaudited)

revenue was in the United States for the three months ended March 31, 2022 and 2021, based on the shipping location of the external customer.

3.    Recent Accounting Pronouncements

Recently Adopted Accounting Standards

In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”), which creates an exception to the general recognition and measurement principle in ASC 805 by requiring companies to apply ASC 606 to recognize and measure contract assets and contract liabilities from contracts with customers acquired in a business combination. The guidance additionally clarifies that companies should apply the definition of a performance obligation in ASC 606 when recognizing contract liabilities assumed in a business combination. The Company early adopted ASU 2021-08 as of January 1, 2022, on a prospective basis. The adoption of ASU 2021-08 did not have a material impact on the Company’s financial statement and related disclosures.

4.    Fair Value Measurements

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including cash equivalents. Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. A three-tier fair value hierarchy is established as a basis for considering such assumptions and for inputs used in the valuation methodologies in measuring fair value:

•Level 1 – quoted prices in active markets are identical assets and liabilities;

•Level 2 – observable inputs other than quoted prices in active markets for identical assets and liabilities;

•Level 3 – unobservable inputs.

Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgments and consider factors specific to the asset or liability. The Company’s cash equivalents are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. Any corporate bonds/notes, commercial paper, asset-backed securities and U.S. government securities are classified as Level 2 as they are valued based upon quoted market prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets.

The following tables sets forth by level within the fair value hierarchy the Company’s assets that are reported at fair value as of March 31, 2022 and December 31, 2021, using the inputs defined above (in thousands):

	March 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$9,257	$—	$—	$9,257
	$9,257	$—	$—	$9,257

Silk Road Medical, Inc.

Notes to Condensed Financial Statements

(unaudited)

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$21,062	$—	$—	$21,062
	$21,062	$—	$—	$21,062

There were no transfers between fair value hierarchy levels during the three months ended March 31, 2022 and 2021.

5.    Balance Sheet Components

Investments

The Company’s cash equivalents consist of $9,257,000 and $21,062,000 in money market funds as of March 31, 2022 and December 31, 2021, respectively, and approximate fair value. The Company had no investments as of March 31, 2022 and December 31, 2021. All of the Company’s cash equivalents mature within one year as of March 31, 2022 and December 31, 2021.

Inventories

Components of inventories were as follows (in thousands):

	March 31,	December 31,
	2022	2021
Raw materials	$3,031	$2,447
Finished products	14,708	15,437
	17,739	17,884
Less: Reserve for excess and obsolete	(13)	(33)
	$17,726	$17,851

As of March 31, 2022 and December 31, 2021, there were no work-in-process inventories.

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	March 31,	December 31,
	2022	2021
Accrued payroll and related expenses	$9,889	$13,898
Provision for sales returns	481	359
Accrued professional services	2,290	2,039
Operating lease liability	1,519	1,294
Accrued royalty expense	682	687
Deferred revenue	522	157
Accrued travel expenses	637	590
Accrued clinical expenses	73	99
Accrued other expenses	651	679
Total	$16,744	$19,802

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

Also in October 2020, the Company drew down $49,000,000 under the term loan facility and used the majority of the proceeds to pay off and terminate the prior term loan agreement with CRG totaling $46,674,000, which included a prepayment premium of $305,000, a final interest payment of $365,000 and a facility fee of $2,191,000. The Company recognized a loss on debt extinguishment of $1,119,000 in connection with the early termination of its prior term loan agreement with CRG. The principal amount of outstanding term loans under the Loan Agreement with Stifel Bank shall be repaid in equal monthly installments beginning on November 29, 2022. Interest under the term loan facility is the greater of a) 0.75% above the "Prime Rate" as published by The Wall Street Journal or b) 4.75%. The term loan may not be reborrowed once repaid, but the Company may prepay the term loan at any time without premium or penalty.

The Company also concurrently entered in a Success Fee Agreement in October 2020 with Stifel Bank, which requires that the Company pay Stifel Bank the lesser of 0.75% of the original principal amount of all credit extensions made under the Loan Agreement or $375,000 in the event the Company completes a Liquidity Event (liquidation, merger, sale of the Company or change in control). The Success Fee Agreement terminates on October 29, 2025. The Company has determined the probability of a Liquidity Event to be remote and accordingly, has not recognized a liability as of March 31, 2022.

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

As of March 31, 2022, the aggregate outstanding principal balance under the Loan Agreement was $49,000,000 and the annual interest rate was 4.75%. As of March 31, 2022, the Company was in compliance with all applicable financial covenants. As of March 31, 2022, management does not believe that it is probable that the above events of default will be triggered within the next twelve months, therefore, the debt is classified as short-term or long-term on the condensed balance sheet based on its future maturities.

Silk Road Medical, Inc.

Notes to Condensed Financial Statements

(unaudited)

Future maturities under the Stifel Bank term loan agreement as of March 31, 2022 are as follows (in thousands):

Period Ending December 31:	Amount
2022	$5,675
2023	25,749
2024	21,457
52,881
Less: Amount representing interest	(3,881)
Less: Amount representing debt discount and debt issuance costs	(270)
Present value of minimum payments	$48,730

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

Operating lease costs were $365,000 and $217,000 for the three months ended March 31, 2022 and 2021, respectively. Cash paid (net of tenant improvement allowances received) for amounts included in the measurement of operating lease liabilities was $(704,000) and $203,000 for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, the weighted average discount rate was approximately 6.50% and the weighted average remaining lease term was 5.94 years. Balance sheet information as of March 31, 2022 and December 31, 2021 consists of the following (in thousands):

	March 31,	December 31,
Operating Lease:	2022	2021
Operating lease right-of-use assets in other non-current assets	$4,977	$5,219
Operating lease liabilities in accrued liabilities	$1,519	$1,294
Operating lease liabilities in other liabilities	6,225	5,747
Total operating lease liabilities	$7,744	$7,041

The following table summarizes the Company’s operating lease maturities as of March 31, 2022 (in thousands):

Period Ending December 31:	Amount
2022	$1,201
2023	1,967
2024	1,764
2025	882
2026	904
2027 and thereafter	2,769
Total lease payments	$9,487
Less: interest	(1,743)
Total lease liabilities	$7,744

Purchase Obligations

Purchase obligations consist of agreements to purchase goods and services entered into in the ordinary course of business. As of March 31, 2022, the Company had non-cancellable purchase obligations to suppliers of $6,481,000.

Silk Road Medical, Inc.

Notes to Condensed Financial Statements

(unaudited)

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

The Company indemnifies each of its directors and officers for certain events or occurrences, subject to certain limits, while the director is or was serving at the Company’s request in such capacity, as permitted under Delaware law and in accordance with its certificate of incorporation and bylaws. The term of the indemnification period lasts as long as a director may be subject to any proceeding arising out of acts or omissions of such director in such capacity. The maximum amount of potential future indemnification is unlimited; however, the Company currently holds director liability insurance. The Company believes that the fair value of these indemnification obligations is minimal. Accordingly, the Company has not recognized any liabilities relating to these obligations as of March 31, 2022.

Contingencies

The Company is not involved in any pending legal proceedings that it believes could have a material adverse effect on its financial condition, results of operations or cash flows. From time to time, the Company may pursue litigation to assert its legal right and such litigation may be costly and divert the efforts and attention of its management and technical personnel which could adversely affect its business. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. There were no contingent liabilities requiring accrual at March 31, 2022 and December 31, 2021.

8.    Stockholders’ Equity

Preferred Stock

At March 31, 2022, the Company’s certificate of incorporation, as amended and restated, authorizes the Company to issue up to 5,000,000 shares of preferred stock with $0.001 par value per share, of which no shares were issued and outstanding.

Common Stock

At March 31, 2022, the Company’s certificate of incorporation, as amended and restated, authorizes the Company to issue up to 100,000,000 shares of common stock with $0.001 par value per share, of which 35,073,602 shares were issued and outstanding. The holders of common stock are also entitled to receive dividends whenever funds are legally available, when and if declared by the Board of Directors. As of March 31, 2022, no dividends have been declared to date. Each share of common stock is entitled to one vote.

Disgorgement Proceeds

During the year ended December 31, 2021, the Company received net proceeds of $32,000 related to the disgorgement of short-swing profits under Section 16(b) of the Exchange Act. The amount was recorded as an increase to additional paid-in capital on the balance sheet.

9.    Stock Option Plans

As of March 31, 2022, the Company has reserved 6,416,747 shares of common stock for issuance under the 2019 Equity Incentive Plan, or the 2019 Plan.

Silk Road Medical, Inc.

Notes to Condensed Financial Statements

(unaudited)

A summary of the shares available for issuance under the 2019 Plan is as follows:

Number of Shares
Balances, December 31, 2021	2,477,212
Authorized	1,399,235
Granted / Awarded	(1,132,907)
Cancelled	30,381
Balances, March 31, 2022	2,773,921

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

Stock option activity under the Company’s 2007 Stock Option Plan, 2015 Equity Incentive Plan and 2019 Plan is set forth below:

	Options Outstanding
	Number of	Weighted Average	Weighted Average Remaining Contractual Term	Aggregate Intrinsic
	Shares	Exercise Price	(Years)	Value
Balances, December 31, 2021	3,780,939	$20.45	6.71	$91,900
Options granted	473,280	36.44
Options exercised	(35,453)	4.74
Options cancelled	(21,248)	40.47
Balances, March 31, 2022	4,197,518	$22.28	6.88	$88,620
Vested and exercisable at March 31, 2022	2,836,804	$14.53	6.00	$78,941
Vested and expected to vest at March 31, 2022	4,197,518	$22.28	6.88	$88,620

The aggregate intrinsic value of options exercised during the three months ended March 31, 2022 was $1,170,000. The aggregate intrinsic value was calculated as the difference between the exercise prices of the underlying options and the estimated fair value of the common stock on the date of exercise.

Restricted Stock Units

In March 2020, the Company began granting restricted stock units, or RSUs, under the 2019 Plan. RSUs generally vest over four years in annual equal increments. The fair value of RSUs is based on the Company’s closing stock price on the date of grant. A summary of RSUs activity for the three months ended March 31, 2022 is as follows:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Balances, December 31, 2021	530,274	$53.01
Awards granted	659,627	36.38
Awards vested	(57,253)	49.86
Awards canceled	(9,133)	47.83
Balances, March 31, 2022	1,123,515	$43.45
Expected to vest at March 31, 2022	1,123,515	$43.45

Silk Road Medical, Inc.

Notes to Condensed Financial Statements

(unaudited)

2019 Employee Stock Purchase Plan

As of March 31, 2022, 166,951 shares of common stock have been issued to employees participating in the 2019 Employee Stock Purchase Plan, or the 2019 ESPP, and 1,271,905 shares were available for future issuance under the 2019 ESPP.

Stock-Based Compensation

The Company estimated the fair value of stock options using the Black–Scholes option pricing model. The fair value of employee and nonemployee stock options is being amortized on a straight–line basis over the requisite service period of the awards. The fair value of employee and nonemployee stock options was estimated using the following assumptions for the three months ended March 31, 2022 and 2021:

	Three Months Ended
	March 31,
	2022	2021
Expected term (in years)	6.25	5.25 - 6.25
Expected volatility	48.2%	45.0% - 50.4%
Risk-free interest rate	1.60% - 1.77%	0.41% - 0.98%
Dividend yield	—%	—%

The fair value of the shares to be issued under the Company’s 2019 ESPP was estimated using the Black-Scholes valuation model with the following assumptions for the three months ended March 31, 2022 and 2021:

	Three Months Ended
	March 31,
	2022	2021
Expected term (in years)	0.50	0.50
Expected volatility	51.6%	46.9%
Risk-free interest rate	0.07%	0.10%
Dividend yield	—%	—%

The following table summarizes the total stock-based compensation expense included in the condensed statements of operations and comprehensive loss for all periods presented (in thousands):

	Three Months Ended
	March 31,
	2022	2021
Cost of goods sold	$221	$158
Research and development expenses	1,069	689
Selling, general and administrative expenses	3,688	2,686
	$4,978	$3,533

As of March 31, 2022, there was total unrecognized compensation costs of $22,618,000 related to stock options expected to be recognized over a period of approximately 2.80 years, a total of $45,249,000 of unrecognized compensation costs related to unvested RSUs expected to be recognized over a period of approximately 3.52 years and $129,000 of unrecognized compensation costs related to the ESPP, which the Company will recognize over 0.13 years.

10.    401(k) Plan

The Company has a qualified retirement plan under section 401(k) of the Internal Revenue Code (“IRC”) under which participants may contribute up to 90% of their eligible compensation, subject to maximum deferral limits specified by the IRC. The Company may make a discretionary matching contribution to the 401(k) plan and may make a discretionary employer contribution to each eligible employee each year. Beginning in January 2020, the Company started matching employees' contributions to the 401(k) plan at 50% of the first 5% of compensation deferred to the 401(k) plan and at 50%

Silk Road Medical, Inc.

Notes to Condensed Financial Statements

(unaudited)

of the first 6% of compensation deferred effective January 1, 2022. The Company's matching contributions were $589,000 and $366,000 for the three months ended March 31, 2022 and 2021.

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

Prior to our initial public offering in April 2019, our primary sources of capital were private placements of convertible preferred stock, debt financing arrangements and revenue from sales of our products

In May 2020, we completed an underwritten public offering of 6,808,154 shares of our common stock, of which we offered 1,923,076 shares for sale and the remaining 4,885,078 shares were offered for sale by certain selling stockholders, at a public offering price of $39.00 per share. From the public offering, we received cash proceeds of approximately $70.5 million, net of underwriting discounts and commissions and offering costs which were paid by us. Also, in May 2020, the underwriters fully exercised their option to purchase 1,021,223 additional shares of common stock from the selling stockholders. We did not receive any of the proceeds from the sale of the shares of common stock by the selling stockholders. As of March 31, 2022, we had cash and cash equivalents of $93.6 million, short-term debt of $9.8 million, long-term debt of $38.9 million and an accumulated deficit of $305.4 million.

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

Other disruptions or potential disruptions include intermittent restrictions on our personnel to travel and access customers for selling, marketing, training, case support and product development feedback; delays in approvals by regulatory bodies; delays in product development efforts; delays in preparation for and launch of our international expansion efforts; and additional government requirements or other incremental mitigation efforts that may further impact our capacity to manufacture, sell and support the use of our products. We have also experienced periodic supply shortages, lockdowns that have affected the availability of certain components and an increase in the cost of certain materials.

New virus variants, and increased infection rates have continued to make the current COVID-related environment highly volatile and uncertain. The ultimate extent of the impact of the COVID-19 pandemic on us remains highly uncertain and will depend on future developments and factors that continue to evolve, including the duration and severity of the pandemic, the actions taken to reduce the transmission of COVID-19 or mitigate the burden on hospitals, and the speed with which normal economic, labor market and operating conditions resume, among others. Most of these developments and factors are outside of our control and could exist for an extended period of time even after the pandemic might end.

Components of our Results of Operations

Revenue

We currently derive all of our revenue from the sale of our portfolio of TCAR products to hospitals and medical centers in the United States. Each of our products is purchased individually, and the majority of our revenue is derived from sales of the ENROUTE NPS and ENROUTE stent. No single customer accounted for 10% or more of our revenue during the three months ended March 31, 2022 and 2021. We expect revenue to increase in absolute dollars as we expand our sales territories and trained physician base, add new accounts and as existing physicians perform more TCAR procedures. However, we anticipate continued headwinds due to COVID-19 and its variants and their near term impact on hospital capacity, staffing challenges and patient behavior.

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

We calculate gross margin as gross profit divided by revenue. Our gross margin has been and will continue to be affected by a variety of factors, primarily average selling prices, product sales mix, production and ordering volumes, manufacturing costs, product yields, replacement of expired product, headcount and cost-reduction strategies. We expect our gross margin to increase over the long-term as our production and ordering volumes increase and as we spread the fixed portion of our overhead costs over a larger number of units produced, potentially offset by investments in additional operational infrastructure in both California and our new facility in Minnesota. In the short term, we expect gross margin to be slightly lower, as we incur additional overhead related to our investment in the start-up and expansion of our manufacturing capacity in Minnesota. We intend to use our design, engineering and manufacturing know-how and capabilities to further advance and improve the efficiency of our manufacturing processes, which we believe will reduce costs and have a positive long-term impact on our gross margin. However, our gross margin could fluctuate from quarter to quarter as we introduce new products, due to the timing of certain manufacturing engineering projects, as we adopt new manufacturing processes and technologies and as we expand our distribution operations and infrastructure to support long-term growth and risk mitigation. In addition, COVID-19 and its variants may continue to negatively impact our gross margin in the near term due to unfavorable production variances as a result of lower production and lower demand.

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

Interest Income (Expense), net

Interest income (expense), net consists primarily of cash interest expense incurred on our outstanding indebtedness and non-cash interest expense related to the amortization of debt discount and issuance costs associated with our debt agreements. Our interest expense was partially offset by interest income earned on our cash, cash equivalents and investments.

Results of Operations:

	Three Months Ended
	March 31,
(in thousands)	2022	2021
Revenue	$28,021	$22,053
Costs of goods sold	8,577	5,538
Gross profit	19,444	16,515
Operating expenses:
Research and development	8,123	5,484
Selling, general and administrative	27,275	21,194
Total operating expenses	35,398	26,678
Loss from operations	(15,954)	(10,163)
Interest income (expense), net	(609)	(528)
Other income (expense), net	(116)	(3)
Net loss	$(16,679)	$(10,694)

Comparison of Three Months Ended March 31, 2022 and 2021

Revenue. Revenue increased $6.0 million, or 27%, to $28.0 million during the three months ended March 31, 2022, compared to the three months ended March 31, 2021. The increase in revenue was attributable to an increase in the number of products sold as we expanded our sales territories, increased the number of new accounts, trained more physicians in TCAR and as physicians performed more TCAR procedures as compared to the prior period. Although revenue increased during the three months ended March 31, 2022, as compared with the prior year period, the COVID-19 pandemic continued to impact revenue as resurgences due to the Omicron variant adversely effected hospital capacity and patient behaviors.

Cost of Goods Sold and Gross Margin. Cost of goods sold increased $3.0 million, or 55%, to $8.6 million during the three months ended March 31, 2022, compared to the three months ended March 31, 2021. This increase was primarily attributable to the increase in the number of products sold and to unfavorable production variances because of lower-than-expected manufacturing operations due to COVID-19 related production issues. Gross margin for the three months ended March 31, 2022 decreased to 69%, compared to 75% in the three months ended March 31, 2021. Gross margin decreases in the current period were driven by unfavorable production variances as a result of our COVID-19 related production issues and also by additional overhead related to the start-up and expansion of our manufacturing capacity at our facility in Minnesota.

Research and Development Expenses. R&D expenses increased $2.6 million, or 48%, to $8.1 million during the three months ended March 31, 2022, compared to $5.5 million during the three months ended March 31, 2021. The increase in R&D expenses was driven by growth in personnel and investment in new and ongoing R&D programs. The increase in R&D expenses was primarily attributable to an increase of $2.4 million in personnel-related expenses, including stock-based compensation, as a result of increased headcount, an increase of $0.5 million related to the allocated costs of facilities and other related expenses, particularly related to our new facility, partially offset by decreases in outside services and in clinical and regulatory expenses.

Selling, General and Administrative Expenses. SG&A expenses increased $6.1 million, or 29%, to $27.3 million during the three months ended March 31, 2022, compared to $21.2 million during the three months ended March 31, 2021. The increase in SG&A costs was due to the continued expansion of our sales team and commercial efforts, compared to the first quarter of 2021. The increase in SG&A expenses is primarily attributable to an increase of $5.0 million in payroll and personnel-related expenses and an increase of $1.0 million in physician training and travel related costs. Other increases, which included $0.2 million in marketing and tradeshow expenses, and an increase of $0.2 million in software related expense, were partially offset by decreases in the allocated costs of facilities and other related expenses and in consulting and professional fees. Personnel-related expenses included stock-based compensation expense of $3.7 million and $2.7 million for the three months ended March 31, 2022 and 2021, respectively.

Interest Income (Expense), Net. Interest income (expense), net increased $0.1 million, or 15%, to an expense of $0.6 million during the three months ended March 31, 2022, compared to an expense of $0.5 million during the three months ended March 31, 2021. The increase in net interest expense was attributable to the decrease in our interest income due to both lower interest rates and a decrease in our cash and investments balances during the three months ended March 31, 2022 as compared with the prior period.

Other Income (Expense), Net. There were no significant changes within other income (expense), net during the three months ended March 31, 2022, compared to the three months ended March 31, 2021.

Liquidity and Capital Resources

Sources of Liquidity

To date, our principal sources of liquidity have been the net proceeds we received through the sales of our common stock in our public offerings, private sales of our equity securities, payments received from customers using our TCAR products, and to a lesser extent the issuance of common stock through the exercise of stock options and our employee stock purchase program and proceeds from our debt financings. As of March 31, 2022, we had cash and cash equivalents of $93.6 million, an accumulated deficit of $305.4 million and $49.0 million outstanding principal under our Loan Agreement.

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

We expect to continue to devote a substantial amount of our resources to expand commercialization efforts and increase adoption of TCAR using our products, improve and expand reimbursement for TCAR, expand the labeled indications for our products and develop additional products. We will continue exploring sales and marketing expansion opportunities in international geographies. In addition, as a public company, we incur significant legal, accounting, director and officer liability insurance, exchange listing and SEC compliance, investor relations and other expenses that we did not incur as a private company, all of which continue to increase. Because of these and other factors, we expect to continue to incur substantial net losses and negative cash flows from operations for the foreseeable future.

We believe that our cash and cash equivalents as of March 31, 2022, together with our expected revenue will be sufficient to meet our capital requirements and fund our operations for at least the next 12 months.

Cash Flows

The following table summarizes our cash flows for each of the periods presented below:

	Three Months Ended
	March 31,
(in thousands)	2022	2021
Net cash (used in) provided by:
Operating activities	$(14,725)	$(11,972)
Investing activities	(2,072)	36,233
Financing activities	168	848
Net increase (decrease) in cash, cash equivalents and restricted cash	$(16,629)	$25,109

Net Cash Used in Operating Activities

Net cash used in operating activities for the three months ended March 31, 2022 was $14.7 million, consisting primarily of a net loss of $16.7 million and an increase in net operating assets of $3.8 million, partially offset by non-cash charges of $5.8 million. The increase in net operating assets was primarily due to increases in accounts receivable which increased due to higher revenue, decreases in accrued and other liabilities, partially offset by decreases in prepaid expenses and other current assets due to timing of payments. The non-cash charges primarily consisted of stock-based compensation, depreciation and amortization, amortization of right-of-use assets, and a loss on the disposal of property and equipment.

Net cash used in operating activities for the three months ended March 31, 2021 was $12.0 million, consisting primarily of a net loss of $10.7 million and an increase in net operating assets of $3.5 million, partially offset by non-cash charges of $2.2 million. The increase in net operating assets was primarily due to increases in accounts receivable and inventories to support the growth of our operations and a decrease in accrued liabilities, partially offset by decreases in prepaid expenses and other current assets and increases in accounts payable, due to timing of payments and the growth of our operations. The non-cash charges primarily consisted of stock-based compensation, depreciation and amortization, amortization of right-of-use assets and premiums on investments and provision for excess and obsolete inventories.

Net Cash Provided by (Used in) Investing Activities

Net cash used in investing activities in the three months ended March 31, 2022 was $2.1 million for purchases of property and equipment.

Net cash provided by investing activities in the three months ended March 31, 2021 was $36.2 million. Cash provided by investing reflected maturities of investments of $36.3 million offset by purchases of property and equipment of $0.1 million.

Net Cash Provided by Financing Activities

Net cash provided by financing activities in the three months ended March 31, 2022 was $0.2 million consisting of proceeds from stock option exercises.

Net cash provided by financing activities in the three months ended March 31, 2021 was $0.8 million consisting of proceeds from stock option exercises.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements, such as structured finance, special purpose entities, or variable interest entities.

Contractual Obligations and Commitments

As of March 31, 2022, our principal obligations consist of the operating leases for our facilities, our Loan Agreement with Stifel Bank and non-cancellable inventory purchase commitments. The non-cancellable purchase commitments primarily consist of ENROUTE stents and other inventory components.

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

There have been no material changes to our contractual obligations from those described in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 1, 2022.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and assumptions for the reported amounts of assets, liabilities, revenue, expenses and related disclosures. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and any such differences may be material. There have been no significant and material changes in our critical accounting policies during the three months ended March 31, 2022, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Conditions and Results of Operations - Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 1, 2022.

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

Interest Rate Risk

We had cash and cash equivalents of $93.6 million as of March 31, 2022 which consisted of bank deposits and money market funds. The primary objectives of our investment activities are the preservation of capital and support of our liquidity requirements. Our investments are exposed to market risk due to fluctuations in interest rates, which may affect our income and the fair market value of our investments.

We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. A hypothetical 10% change in interest rates would not have a material impact on the value of our cash and cash equivalents or our investments as of March 31, 2022.

Credit Risk

As of March 31, 2022 and December 31, 2021, our cash and cash equivalents were maintained with two financial institutions in the United States, and our current deposits are likely in excess of insured limits. We have reviewed the financial statements of these institutions and believe each to have sufficient assets and liquidity to conduct its operations in the ordinary course of business with little or no credit risk to us. Our cash equivalents are invested in highly rated money market funds.

Our accounts receivable primarily relate to revenue from the sale of our products to hospitals and medical centers in the United States. No customer represented 10% or more of our accounts receivable as of March 31, 2022 or December 31, 2021.

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

•We are experiencing inflationary pressures, caused by the COVID-19 pandemic or as a result of general macroeconomic factors, which could increase our manufacturing costs and operating expenses and have a material adverse impact on our financial condition and results of operations.

•If we are not able to obtain or maintain adequate levels of third-party coverage and reimbursement for the procedures using our products, if third parties rescind or modify their coverage, or if patients are left with significant out-of-pocket costs, it would have a material adverse effect on our business, financial condition and results of operations.

•We rely on Cordis to supply the ENROUTE stent, and if Cordis fails to supply the ENROUTE stent in sufficient quantities or at all, it will have a material adverse effect on our business, financial condition and results of operations.

•We depend on a limited number of single source suppliers to manufacture our components, sub-assemblies, materials and products, including Cordis, which makes us vulnerable to supply shortages and price fluctuations that could have a material adverse effect on our business, financial condition and results of operations.

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

We have incurred net losses since our inception in March 2007. For the three months ended March 31, 2022 and 2021, we had a net loss of $16.7 million and $10.7 million, respectively, and we expect to continue to incur additional losses in the future. As of March 31, 2022, we had an accumulated deficit of $305.4 million. To date, we have financed our operations primarily through equity and debt financings and from sales of our portfolio of TCAR products that enable transcarotid artery revascularization. The losses and accumulated deficit have primarily been due to the substantial investments we have made to develop our products, as well as for costs related to general research and development, including clinical and regulatory initiatives to obtain marketing approval, sales and marketing efforts, investments in manufacturing and distribution capacity, and other infrastructure improvements.

Over the next several years, we expect to continue to devote a substantial amount of our resources to increase adoption of TCAR using our products, expand commercialization efforts in the United States and select international markets, improve and expand reimbursement for TCAR, conduct clinical studies, and develop additional products. In addition, as a public company, we incur significant legal, accounting, director & officer liability insurance and other expenses that we did not incur as a private company, all of which continue to increase. Accordingly, we expect to continue to incur operating losses for the foreseeable future and we cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will sustain profitability. Our failure to achieve and sustain profitability in the future will make it more difficult to finance our business and accomplish our strategic objectives, which would have a material adverse effect on our business, financial condition and results of operations and cause the market price of our common stock to decline. In addition, failure of our products to significantly penetrate the target markets would negatively affect our business, financial condition and results of operations.

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

•Familiarity and experience with CEA and reluctance to change to or use new products and procedures; and

•Time commitment and skill development that may be required to gain familiarity and proficiency with TCAR and our products.

Physicians play a significant role in determining the course of a patient’s treatment for carotid artery disease and, as a result, the type of treatment that will be recommended or provided to a patient. We focus our sales, marketing and education efforts primarily on vascular surgeons, and aim to educate referring physicians such as cardiologists, radiologists, neurologists, and general practitioners regarding the patient population that would benefit from TCAR. However, we cannot assure you that we will achieve broad education or market acceptance among these practitioners. For example, if diagnosing physicians who serve as the primary point of contact for patients are not made aware of TCAR, they may not refer patients to physicians for treatment using our products, and those patients may instead not seek treatment at all or may be treated with alternative procedures. In addition, some physicians may choose to utilize TCAR on only a subset of their total patient population or may not adopt TCAR at all. If a physician experiences an adverse event in one or more of their TCAR patients or elects to convert TCAR to CEA mid-procedure, they may not continue offering and performing TCAR at the same rate or at all. Further, TCAR may not fit into the workstreams of certain physicians. If we are not able to effectively demonstrate that TCAR is beneficial in a broad range of patients, adoption of TCAR will be limited and may not occur as rapidly as we anticipate, which would have a material adverse effect on our business, financial condition and results of operations. We cannot assure you that TCAR or our products will achieve broad market acceptance among hospitals and physicians. Any failure of TCAR or our products to satisfy demand or to achieve meaningful market acceptance and penetration will harm our future prospects and have a material adverse effect on our business, financial condition and results of operations.

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

The rate of adoption of TCAR and sales of our products that facilitate the procedure is heavily influenced by clinical data. Although the Society for Vascular Surgery’s Vascular Quality Initiative contains real world data retrospectively comparing carotid revascularization procedures including TCAR, we have not conducted head-to-head clinical trials to prospectively compare TCAR to the procedures historically available to patients, such as CEA or CAS, which may limit the adoption of TCAR. Additionally, the Carotid Revascularization and Medical Management for Asymptomatic Carotid Stenosis 2, or CREST-2, clinical trial currently funded by the National Institutes of Health, is ongoing and is designed to compare the effectiveness of each of CEA and CAS with best medical management solutions in standard surgical risk asymptomatic patients with carotid artery disease. Although we estimate that enrollment will not be completed until sometime between 2025-2027, interim results have been released from time to time. At the completion of the four-year follow-up post final enrollment, the trial could conclude that medical management alone achieves the same therapeutic results as CEA and/or CAS, which could have an adverse impact on the adoption of TCAR. Finally, our competitors and third parties may also conduct clinical trials of our products without our participation. Unfavorable or inconsistent clinical data from existing or future clinical trials conducted by us, our competitors or third parties, the interpretation of our or other clinical data or findings of new or more frequent adverse events, could have a material adverse effect on our business, financial condition and results of operations.

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

The spread of COVID-19 and its variants, or COVID-19, in the United States has continued to result in intermittent travel restrictions and restrictive hospital policies impacting our sales professionals and therapy development specialists who support them. New virus variants, including the Delta and Omicron variants and subvariants, and increased infection and related hospitalization rates throughout the pandemic have increased the volatility and uncertainty in the number of TCAR procedures and demand for our products. Our field-based team continues to be available to support TCAR procedures, either in person or virtually. Members of our field team may, however, choose not to enter hospitals due to preexisting conditions, personal choice, or on doctors’ orders or may be unable to enter hospitals due to hospital policy. In addition, hospitals have and continue to experience staffing shortages and resource constraints that cause problems scheduling or rescheduling TCAR procedures. Physicians or their patients may postpone TCAR procedures in response to COVID-19 or divert resources to treat patients with COVID-19 or other conditions deemed higher priority. Some hospitals have also restricted or limited access for non-patients, including our sales professionals and therapy development specialists, which has negatively impacted our access to physicians and their staff. Our business and operations may be impacted by competition for operating room and hybrid operating rooms within hospitals that are resource constrained or have dedicated certain resources only to COVID-19 patients. As hospitals cancel and defer elective surgeries, it reduces their revenue and impacts their financial results, which could result in pricing pressure on our products as they seek cost savings. Prolonged restrictions relating to COVID-19 could adversely affect our procedures and the revenue we derive as a result. Additionally, some hospitals may have cash flow problems or cease doing business due to the impact of COVID-19 on their operations, which could reduce the number of hospitals where TCAR is performed and adversely affect our ability to collect amounts due to us and our revenue as a result.

We expect these challenges to continue to impact the number of TCAR procedures for the foreseeable future, with procedure volumes impacted by increased COVID-19 hospitalizations and hospital capacity and staffing constraints due to recent COVID-19 variants. Patients may also be reluctant to visit their physicians at their offices or in hospitals due to fear of contracting COVID-19. Physicians may not be performing as many diagnostic tests for their patients and the labs where these tests are performed may not be open, staffed adequately or open the entire day. Even where physicians continue to treat symptomatic patients, treatment of asymptomatic patients is being deferred in many cases in areas where COVID-19 cases and hospitalizations are significant. The reduction in diagnostic testing and physician visits, the increase in deferred treatment, and patient behaviors are translating into fewer than expected TCAR procedures being performed throughout various periods of the pandemic.

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

The outbreak and persistence of COVID-19 in international markets that we have targeted for our international expansion has delayed preparation for and launch of such expansion efforts. Regulatory timelines for approval in some countries have been delayed. Finally, we anticipate that the COVID-19 pandemic may continue to impact clinical and regulatory matters. COVID-19 is delaying enrollment in clinical trials across the medical device industry and may affect any new trials we are pursuing or decide to pursue, including our Neuroprotection in Transcarotid Embolectomy (NITE-1) trial, which is related to one of our stroke treatment products under development. COVID-19 may cause disruptions that could have a material adverse impact on our clinical trial plans and timelines, including:

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

We are concerned about ensuring an adequate supply of the components, sub-assemblies and materials that are used to manufacture our TCAR products as well as to support our research and development activities for new products. For example, certain liners and shrink tubing used in both the ENROUTE stent and ENROUTE NPS are in short supply and delivery of these materials are being delayed, which could result in manufacturing delays for our TCAR products.  If there were a shortage of supply, the cost of components, sub-assemblies and materials may increase or we may need to pay a premium to obtain sufficient supply, either of which could harm our ability to provide our products on a cost-effective basis or at all or we may experience delays in providing our TCAR products to our customers. We also may experience delays in and increased costs for our research and development programs and clinical trials due to the inability to obtain the necessary materials to advance these programs and trials. In connection with any supply shortages, reliable and cost-effective replacement sources may not be available on short notice or at all, and this may force us to increase prices and face a corresponding decrease in demand for our TCAR products, or force us to absorb these increased costs. In the event that any of our suppliers were to discontinue production of our key product components, sub-assemblies or the materials used in our TCAR products, developing alternate sources of supply for these items would be time consuming, difficult and costly. If we were to experience a supply shortage with our components, sub-assemblies and the materials necessary to manufacture our TCAR products our reputation in the market, demand for our TCAR products and our operating results may be significantly and adversely affected and new products may be delayed.

We are experiencing inflationary pressures, caused by the COVID-19 pandemic or as a result of general macroeconomic factors, which could increase our manufacturing costs and operating expenses and have a material adverse impact on our financial condition and results of operations.

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

Inventory levels in excess of customer demand may result in a portion of our inventory becoming obsolete or expiring, as well as inventory write-downs or write-offs. Conversely, if we underestimate customer demand for our products or our own requirements for components, sub-assemblies and materials, our manufacturing partners and suppliers may not be able to deliver components, sub-assemblies and materials to meet our requirements and our manufacturing may be affected by the impact of COVID-19 on our suppliers. We are working to increase our inventory on hand in reaction to global supply chain constraints, but these inventory levels may prove to be inadequate. If we do not have adequate supply of components, sub-assemblies and materials there may be interruptions, delays or cancellations of deliveries of our TCAR products to our customers, any of which would damage our reputation, customer relationships and business. In addition, several components, sub-assemblies and materials incorporated into our products require lengthy order lead times, and additional supplies or materials may not be available when required on terms that are acceptable to us or our manufacturing partners, or at all, and our manufacturing partners and suppliers may not be able to allocate sufficient capacity in order to meet our increased requirements, any of which could have an adverse effect on our ability to meet customer demand for our products and our results of operations.

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

If we are not able to obtain or maintain adequate levels of third-party coverage and reimbursement for the procedures using our products, if third parties rescind or modify their coverage, or if patients are left with significant out-of-pocket costs, it would have a material adverse effect on our business, financial condition and results of operations.

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

We are a party to a license agreement with Cordis, under which Cordis has granted us a worldwide, non-exclusive, royalty-bearing license, without the right to sublicense, to certain of its intellectual property related to the PRECISE® carotid stent for transcervical treatment of carotid artery disease with an intravascular stent for certain applications for accessing blood vessels through the neck and cervical area. In August 2021, Cardinal Health sold Cordis to private equity firm Hellman & Friedman LLC. Our license agreement with Cordis imposes, and we expect that any future license agreements will impose, certain diligence, royalty, and other obligations on us. If we fail to comply with these obligations, our licensors, including Cordis, may have the right to reduce the scope of our rights or terminate these agreements, in which event we may not be able to develop and market any product that is covered by these agreements. If not extended, this license will expire on a country-by-country basis upon the expiration of all applicable Cordis patents – in certain countries, for example, our rights are expected to expire within the next few years. Termination of this license for failure to comply with such obligations or for other reasons, or reduction, elimination or expiration of our licensed rights under it or any other license or agreement, may result in our having to negotiate new or reinstated licenses on less favorable terms or our not having sufficient intellectual property rights to operate our business or cause us to enter into new licenses for different stents. The occurrence of such events could materially harm our business and financial condition.

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

Our business strategy depends on our ability to manufacture, and our contract manufacturers’ ability to manufacture, our current and future products in sufficient quantities and on a timely basis to meet customer demand, while adhering to product quality standards, complying with regulatory quality system requirements and managing manufacturing costs. We have a facility located in Sunnyvale, California, where we currently assemble and package certain of our products, and inspect, release and ship all of our products, either directly to our customers or to our facility in Plymouth, Minnesota. We currently produce our ENROUTE NPS at our Sunnyvale facility, and we and the contract manufacturers of our other products do not currently have redundant facilities although we expect to begin manufacturing of our ENROUTE NPS at our Plymouth facility in the second half of 2022. If our or our manufacturing partners’ facilities suffers damage, or a force majeure event, this could materially impact our ability to operate.

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

We depend on a limited number of single source suppliers to manufacture our components, sub-assemblies, materials and products, which makes us vulnerable to supply shortages and price fluctuations that could have a material adverse effect on our business, financial condition and results of operations.

We rely on single source suppliers for the components, sub-assemblies and materials for our products, such as our ENROUTE stent and for the key components, sub-assemblies and materials for our ENROUTE NPS. These components, sub-assemblies and materials are critical and there are relatively few alternative sources of supply. We have not qualified or obtained necessary regulatory approvals for additional suppliers for most of these components, sub-

assemblies and materials, and we do not carry a significant inventory for some of these items. While we believe that alternative sources of supply may be available, we cannot be certain whether they will be available if and when we need them, or that any alternative suppliers would be able to provide the quantity and quality of components and materials that we would need to manufacture our products if our existing suppliers were unable to satisfy our supply requirements. To utilize other supply sources, we would need to identify and qualify new suppliers to our quality standards and obtain any additional regulatory approvals required to change suppliers, which could result in manufacturing delays and increase our expenses. Our manufacturing partners rely on single source suppliers as well, and are subject to the foregoing risks.

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

Although we require our third-party suppliers to supply us with components that meet our specifications and comply with applicable provisions of the QSR and other applicable legal and regulatory requirements in our agreements and contracts, and we perform incoming inspection, testing or other acceptance activities to ensure the components meet our requirements, there is a risk that our suppliers will not always act consistent with our best interests, and may not always supply components that meet our requirements or supply components in a timely manner. For example, in the first quarter of 2021, we announced the voluntary recall of certain lots of our ENROUTE Transcarotid Stent System, manufactured by Cordis. Our decision to recall these lots was based on complaints we received about tips detaching from the stent delivery system as well as internal testing that we conducted. We determined the root cause of the detachment was a single operator at Cordis, who, over a specific timeframe, produced lots in which a small number of units were not reliably manufactured to specification. Recalls like this one could cause the supply of our TCAR products to customers to be interrupted, us to incur additional expenses, have to purchase replacement products, negative publicity or damage to our reputation, any of which could cause our results of operations to be adversely impacted.

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

The total addressable market for TCAR is limited by a number of factors. The safety and effectiveness of certain products for TCAR has not been established for certain patients. For example, the FDA-cleared labeling for the ENROUTE NPS states that patients should have at least five centimeters of common carotid artery free of significant disease for initial access to the artery and positioning of the ENROUTE sheath. In addition, per the FDA-approved labeling for the ENROUTE stent, TCAR is limited to certain threshold degrees of stenosis depending on symptom and surgical risk status. In addition, physicians may choose to perform CEA in patients with certain anatomical characteristics, including heavily calcified carotid arteries, calcified lesions and severe vessel tortuosity. Finally, current labeling for our products includes contraindications for certain patients, thus further reducing our total addressable market.

Expanding the addressable market for TCAR is dependent upon reimbursement expansion initiatives.

The ENROUTE stent was only recently indicated for use in standard surgical risk patients. To access a larger portion of the market for carotid artery disease, in addition to our recent approval by the FDA for a label expansion of the ENROUTE stent in standard surgical risk patients, we will need to obtain corresponding reimbursement coverage expansion for TCAR with CMS, and other payers. As a condition of PMA approval, the FDA has required us to conduct a post-approval study to evaluate real world usage of the ENROUTE Transcarotid Stent System and the ENROUTE Transcarotid Neuroprotection System for the treatment of patients at standard risk for adverse events from carotid endarterectomy who require carotid revascularization and who are eligible for treatment with these devices. However, there are no guarantees that reimbursement coverage will be sufficient to adequately access the standard risk portion of the market for carotid artery disease patients. If we are unable to obtain reimbursement coverage expansion, it may have a material adverse effect on our business, financial condition and results of operations.

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

We currently maintain our manufacturing and a portion of our research and development and non-field-based sales, general and administrative operations in a building located in Sunnyvale, California, which is situated on or near earthquake fault lines, and we do not yet have redundant manufacturing although we expect to begin manufacturing of our ENROUTE NPS at our Plymouth, Minnesota facility in the second half of 2022. Should our building be significantly damaged or destroyed by natural or man-made disasters, such as earthquakes, fires or other events, it could take months to relocate or rebuild, during which time our employees may seek other positions, our research, development and manufacturing would cease or be delayed and our products may be unavailable. Moreover, the use of a new facility or new manufacturing, quality control, or environmental control equipment or systems generally requires FDA review and, with respect to certain products, approval of a PMA supplement. Because of the time required to authorize manufacturing in a new facility under FDA, the State of California and non-U.S. regulatory requirements, we may not be able to resume production on a timely basis even if we are able to replace production capacity in the event we lose manufacturing capacity. While we maintain property and business interruption insurance, such insurance has limits and would only cover the cost of rebuilding and relocating and lost revenue, but not general damage, losses caused by earthquakes, losses we may suffer due to our products being replaced by competitors’ products or loss in value due to associated decreases in our stock price. The inability to perform our research, development and manufacturing activities, combined with our limited inventory of materials and components and manufactured products, may cause physicians to discontinue using our products or harm our reputation, and we may be unable to reestablish relationships with such physicians in the future. Consequently, a catastrophic event at our facilities could have a material adverse effect on our business, financial condition and results of operations.

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

The ENROUTE stent has been approved by the FDA for the treatment of patients who require carotid revascularization and meet certain treatment parameters. If physicians expand the patient population in which they elect to use our products that is outside of the intended use approved by the FDA, then the use, misuse, or off-label use of our products may result in outcomes and adverse events including stroke, myocardial infarction and death, potentially leading to product liability claims. However, we cannot prevent a physician from using our products for off-label applications or using components or products that are not our products when performing TCAR. In addition, we cannot guarantee that physicians are trained by us or their peers prior to utilizing our products. Complications resulting from the use of our products off-label or use by physicians who have not been trained appropriately, or at all, may expose us to product liability claims and harm our reputation. Moreover, if the FDA determines that our promotional materials or physician training, including our paid consultants’ educational materials, constitutes promotion of an off-label use, it could request that we modify our training or promotional materials or subject us to enforcement action, including warning letters, untitled letters, fines, penalties, or seizures. If we are found to have promoted such off-label uses, we may become subject to significant liability. The federal government has levied large civil and criminal fines and/or other penalties against companies for alleged improper promotion and has investigated, prosecuted, and/or enjoined several companies from engaging in off-label promotion.

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

Due to our recent growth in our business, we are considering additional leased facilities. There is competition for office, shipping and warehousing space in the San Francisco Bay area and elsewhere and we can provide no assurance that we will find additional space or that such space will be on reasonable terms. If we are unable to obtain additional space or support on commercially reasonable terms our costs may go up or our business operations may be adversely affected.

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

As of March 31, 2022, we had an aggregate of approximately $49.0 million in principal outstanding under our Loan Agreement with Stifel Bank. We must make significant interest-only monthly payments under the Loan Agreement, which has diverted and will continue to divert resources from other activities. Our obligations under the Loan Agreement are collateralized by substantially all of our assets, excluding intellectual property, and we are subject to customary affirmative and negative covenants, including covenants limiting our ability and the ability of our subsidiaries to, among other things, dispose of assets, effect certain mergers, incur debt, grant liens, pay dividends and distributions on capital stock, make investments and acquisitions, and enter into transactions with affiliates, in each case subject to customary exceptions for a loan facility of this size and type. The covenants related to the Loan Agreement, as well as any future financing agreements into which we may enter, may restrict our ability to finance our operations and engage in, expand or otherwise pursue our business activities and strategies. While we have not previously breached and are not currently in breach of these or any other covenants contained in our Loan Agreement, there can be no guarantee that we will not breach these covenants in the future. Our ability to comply with these covenants may be affected by events beyond our control, and future breaches of any of these covenants could result in a default under the Loan Agreement. If not waived, future defaults could cause all of the outstanding indebtedness under the Loan Agreement to become immediately due and payable, termination of commitments to extend further credit, a 5% increase in the applicable rate of interest and the exercise by the lender of other rights and remedies provided for under the Loan Agreement. If we do not have or are unable to generate sufficient cash available to repay our debt obligations when they become due and payable, either upon maturity or in the event of a default, our assets could be foreclosed upon and we may not be able to obtain additional debt or equity financing on favorable terms, if at all, which may negatively impact our ability to operate and continue our business as a going concern.

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

We rely on trademarks, service marks, tradenames and brand names to distinguish our products from the products of our competitors, and have registered or applied to register these trademarks. We cannot assure you that our trademark applications will be approved. During trademark registration proceedings, we may receive rejections. Although we are given an opportunity to respond to those rejections, we may be unable to overcome such rejections. In addition, in proceedings before the USPTO and comparable agencies in many foreign jurisdictions, third parties are given an opportunity to oppose pending trademark applications and to seek to cancel registered trademarks. Opposition or cancellation proceedings may be filed against our trademarks, and our trademarks may not survive such proceedings. In the event that our trademarks are successfully challenged, we could be forced to rebrand our products, which could result in loss of brand recognition and could require us to devote resources towards advertising and marketing new brands and managing through regulatory implications such as relabeling. At times, competitors may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In other cases, our competitors may associate our marks, such as TCAR, with their products to make them more successful and infringe upon our intellectual property as a result. Certain of our current or future trademarks may become so well known by the public that their use becomes generic and they lose trademark protection. Over the long term, if we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively and our business, financial condition and results of operations may be adversely affected.

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

Before a new medical device, including our recently FDA approved IDE for our feasibility study in acute ischemic stroke, NITE-1, or a new intended use for an existing product, can be marketed in the United States, a company must first submit and receive either 510(k) clearance pursuant to Section 510(k) of the Food, Drug and Cosmetic Act, or the FDCA, or approval of a premarket approval, or PMA, application from the FDA, unless an exemption applies.

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

In addition, we are required to investigate all product complaints we receive, and timely file reports with the FDA, including MDRs that require that we report to regulatory authorities if our products may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction were to recur.  If these reports are not submitted in a timely manner, regulators may impose sanctions and we may be subject to product liability or regulatory enforcement actions, including warning letters, untitled letters, fines, civil penalties, recalls, seizures, operating restrictions, denial of requests for 510(k) clearance or premarket approval of new products, new intended uses or modifications to existing products, withdrawal of current 510(k) clearances or premarket approvals and narrowing of approved or cleared product labeling, all of which could harm our business.  In addition, the FDA may provide notice of and conduct additional inspections, such as “for cause” inspections, of our business, sites and facilities as part of its review process. As of April 30, 2022, we had filed 509 MDR reports with the FDA for adverse events and device malfunctions including, but not limited to, stroke, arterial dissection, tip detachment, stent thrombosis and wound complications.

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

If we, or our suppliers, fail to comply with the FDA’s QSR, our manufacturing or distribution operations could be delayed or shut down and our revenue could suffer.

Our manufacturing and design processes and those of our third-party component suppliers are required to comply with the QSR, which cover procedures and documentation of the design, testing, production, control, quality assurance, labeling, packaging, storage and shipping of our products. We are also subject to similar state requirements and licenses, and to ongoing ISO 13485 compliance in our operations. In addition, we must engage in extensive recordkeeping and reporting and must make available our facilities and records for periodic unannounced inspections by governmental agencies, including the FDA and state authorities. If we fail a regulatory inspection, our operations could be disrupted and our manufacturing interrupted. Failure to take timely and adequate corrective action in response to an adverse regulatory inspection could result in, among other things, a shutdown of our manufacturing or product distribution operations, significant fines, suspension of marketing clearances and approvals, seizures or recalls of our device, operating restrictions and criminal prosecutions, any of which would cause our business to suffer. Furthermore, our key component suppliers may not currently be or may not continue to be in compliance with applicable regulatory requirements, which may result in manufacturing delays for our products and cause our revenue to decline.

We are registered with the FDA as a medical device specifications developer, manufacturer and complaint file establishment. The FDA has broad post-market and regulatory enforcement powers. We are subject to unannounced inspections by the FDA and the Food and Drug Branch of the California Department of Public Health, or CDPH, to determine our compliance with the QSR and other regulations at both our design and manufacturing facilities, and these inspections may include the manufacturing facilities of our suppliers. These inspections may be initiated as a result of concerns regarding the safety of our products or the components thereof.

We can provide no assurance that we will continue to remain in material compliance with the QSR. If the FDA or CDPH inspect any of our facilities and discover compliance problems, we may have to cease manufacturing and product distribution until we can take the appropriate remedial steps to correct the audit findings. Taking corrective action may be expensive, time consuming and a distraction for management and if we experience a delay at our manufacturing facility, we may be unable to produce our products, which would harm our business.

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

•General market conditions and other factors unrelated to our operating performance or the operating performance of our competitors, including deteriorating market conditions due to investor concerns regarding inflation, interest rate and economic policies, and the war between Russia and Ukraine;

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

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibit Index

The exhibits listed in the accompanying index to exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
3.1**	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the registrant as currently in effect.	S-1	333-230045	3.3	3/4/2019
3.2**	Bylaws of the registrant as currently in effect.	S-1	333-230045	3.5	3/4/2019
4.1**	Specimen Common Stock Certificate of the registrant.	S-1/A	333-230045	4.1	3/25/2019
4.2**	Amended and Restated Registration Rights Agreement by and among the registrant and certain stockholders, dated July 7, 2017.	S-1	333-230045	4.2	3/4/2019
4.3**	Amended and Restated Stockholders Agreement by and among the registrant and certain stockholders, dated July 7, 2017.	S-1	333-230045	4.3	3/4/2019
4.4**	Amendment to the Amended and Restated Registration Rights Agreement, dated March 21, 2019.	S-1/A	333-230045	4.8	3/25/2019
10.1**	Form of Indemnification Agreement for directors and executive officers.	S-1	333-230045	10.1	3/4/2019
10.2+**	2007 Stock Plan, as amended, and related form agreement.	S-1	333-230045	10.2	3/4/2019
10.3+**	2019 Employee Stock Purchase Plan and related form agreements.	S-1/A	333-230045	10.4	3/25/2019
10.4+**	Executive Incentive Compensation Plan.	S-1/A	333-230045	10.5	3/25/2019
10.5+**	2019 Equity Incentive Plan and related form agreements.	S-1/A	333-230045	10.6	3/25/2019
10.6#**	Supply Agreement by and between the registrant and Cordis Corporation, dated October 21, 2011, as amended by the Amendment dated March 12, 2012, the Second Amendment to Supply Agreement dated July 12, 2012, the Third Amendment to Supply Agreement dated April 19, 2013 and the Fourth Amendment to Supply Agreement dated April 9, 2018.	S-1	333-230045	10.6	3/4/2019
10.7#**	License Agreement by and between the registrant and Cordis Corporation, dated December 17, 2010.	S-1	333-230045	10.7	3/4/2019
10.8**	Quality Assurance Agreement by and among the registrant and Lake Region Medical and affiliates, dated May 4, 2015.	S-1	333-230045	10.8	3/4/2019
10.9#**	Amended and Restated Manufacturing and Supply Agreement by and between the registrant and Galt Medical Corporation, dated January 10, 2018.	S-1	333-230045	10.9	3/4/2019
10.10**	Loan and Security Agreement, dated October 29, 2020, by and between the registrant and Stifel Bank.	8-K/A	001-38847	10.1	11/4/2020
10.11†**	First Amendment to Loan and Security Agreement, dated January 15, 2021, by and between the registrant and Stifel Bank.	10-Q	001-38847	10.22	5/10/2021
10.12**	Lease Agreement by and between the registrant and ARHC UHPTHMN01 LLC, dated May 12, 2021.	10-Q	001-38847	10.23	8/6/2021
10.13†*	Second Amendment to Loan and Security Agreement, dated April 21, 2022, by and between the registrant and Stifel Bank.
10.14†*	IP License Agreement, dated May 12, 2016, by and between the registrant and Route 92 Medical, Inc.
10.15†*	IP Assignment and License Agreement, dated May 12, 2016, by and between the registrant and Route 92 Medical, Inc.
31.1*	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*Filed herewith.

**Previously filed.

+Indicates management contract or compensatory plan.

†Portions of the exhibit, marked by brackets and asterisks [***], have been omitted because the omitted information is not material and (i) would likely cause competitive harm to the registrant if publicly disclosed or (ii) is information that the registrant treats as private or confidential.

#Portions of the exhibit have been omitted pursuant to a request for confidential treatment. The omitted information has been filed separately with the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

SILK ROAD MEDICAL, INC.

May 10, 2022	By:	/s/ Erica J. Rogers
Erica J. Rogers
President, Chief Executive Officer and Director (principal executive officer)

May 10, 2022	By:	/s/ Lucas W. Buchanan
Lucas W. Buchanan
Chief Financial Officer and Chief Operating Officer (principal financial officer and principal accounting officer)