Form 10-Q
period 2022-06-30
Silk Road Medical Inc
filed 2022-08-09
CIK 1397702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________________

FORM 10-Q

REGISTRATION STATEMENT

Under

The Securities Act of 1933

______________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For transition period from               to

Commission File Number   001-38847

______________________________

SILK ROAD MEDICAL, INC.

(Exact name of registrant as specified in its charter)

______________________________

Delaware		20-8777622
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification Number)
1213 Innsbruck Dr. Sunnyvale, CA		94089
(Address of principal executive offices)		(Zip Code)
(408) 720-9002 (Registrant’s telephone number, including area code)

_______________________________

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	SILK	Nasdaq Global Select Market

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

As of July 31, 2022, the number of outstanding shares of the registrant's common stock, par value $0.001 per share, was 35,240,040.

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

Part I. Financial Information

Item 1: Unaudited Condensed Financial Statements

Silk Road Medical, Inc.

Condensed Balance Sheets

(unaudited)

(in thousands, except share and per share data)	June 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$87,637	$110,231
Short-term investments	21,234	—
Accounts receivable, net	15,779	11,832
Inventories	17,616	17,851
Prepaid expenses and other current assets	4,653	3,412
Total current assets	146,919	143,326
Property and equipment, net	9,755	7,697
Restricted cash	232	232
Other non-current assets	5,815	5,370
Total assets	$162,721	$156,625
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$3,666	$2,379
Accrued liabilities	17,575	19,802
Short-term debt	—	3,905
Total current liabilities	21,241	26,086
Long-term debt	74,033	44,786
Other liabilities	7,418	6,513
Total liabilities	102,692	77,385
Commitments and contingencies (Note 7)
Stockholders' equity:
Preferred stock, $0.001 par value
Shares authorized: 5,000,000 at June 30, 2022 and December 31, 2021
Shares issued and outstanding: none at June 30, 2022 and December 31, 2021
Common stock, $0.001 par value	—	—
Shares authorized: 100,000,000 at June 30, 2022 and December 31, 2021
Shares issued and outstanding: 35,193,169 and 34,980,896 at June 30, 2022 and December 31, 2021, respectively	35	35
Additional paid-in capital	380,775	367,907
Accumulated other comprehensive income (loss)	(2)	—
Accumulated deficit	(320,779)	(288,702)
Total stockholders' equity	60,029	79,240
Total liabilities and stockholders' equity	$162,721	$156,625

The accompanying notes are an integral part of these condensed financial statements.

Silk Road Medical, Inc.

Condensed Statements of Operations and Comprehensive Loss

(unaudited)

(in thousands, except share and per share data)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenue	$33,173	$26,456	$61,193	$48,509
Cost of goods sold	9,012	6,598	17,588	12,137
Gross profit	24,161	19,858	43,605	36,372
Operating expenses:
Research and development	10,655	7,261	18,778	12,744
Selling, general and administrative	27,700	22,549	54,975	43,743
Total operating expenses	38,355	29,810	73,753	56,487
Loss from operations	(14,194)	(9,952)	(30,148)	(20,115)
Interest income	122	47	134	142
Interest expense	(1,031)	(628)	(1,652)	(1,250)
Loss on debt extinguishment	(245)	—	(245)	—
Other income (expense), net	(50)	(6)	(166)	(10)
Net loss	(15,398)	(10,539)	(32,077)	(21,233)
Other comprehensive loss:
Change in unrealized gain (loss) on investments, net	(2)	(3)	(2)	(36)
Net change in other comprehensive loss	(2)	(3)	(2)	(36)
Net loss and comprehensive loss	$(15,400)	$(10,542)	$(32,079)	$(21,269)
Net loss per share, basic and diluted	$(0.44)	$(0.31)	$(0.91)	$(0.62)
Weighted average common shares used to compute net loss per share, basic and diluted	35,143,178	34,534,099	35,083,569	34,435,812

The accompanying notes are an integral part of these condensed financial statements.

Silk Road Medical, Inc.

Condensed Statements of Stockholders' Equity

(unaudited)

(in thousands, except share data)	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total
Balances at December 31, 2021	34,980,896	$35	$367,907	$(288,702)	$—	$79,240
Exercise of stock options	35,453	—	168	—	—	168
Issuance of common stock upon release of restricted stock units	57,253	—	—	—	—	—
Stock-based compensation	—	—	4,978	—	—	4,978
Net loss	—	—	—	(16,679)	—	(16,679)
Balances at March 31, 2022	35,073,602	35	373,053	(305,381)	—	67,707
Exercise of stock options	55,941	—	322	—	—	322
Issuance of common stock upon release of restricted stock units	13,075	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	50,551	—	1,239	—	—	1,239
Stock-based compensation	—	—	6,161	—	—	6,161
Net loss	—	—	—	(15,398)	—	(15,398)
Unrealized loss on investments, net	—	—	—	—	(2)	(2)
Balances at June 30, 2022	35,193,169	$35	$380,775	$(320,779)	$(2)	$60,029

(in thousands, except share data)	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total
Balances at December 31, 2020	34,249,649	$34	$346,318	$(238,891)	$39	$107,500
Exercise of stock options	163,151	—	848	—	—	848
Issuance of common stock upon release of restricted stock units	25,490	—	—	—	—	—
Stock-based compensation	—	—	3,533	—	—	3,533
Net loss	—	—	—	(10,694)	—	(10,694)
Unrealized loss on investments, net	—	—	—	—	(33)	(33)
Balances at March 31, 2021	34,438,290	34	350,699	(249,585)	6	101,154
Exercise of stock options	155,443	1	1,030	—	—	1,031
Issuance of common stock upon release of restricted stock units	2,792	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	26,884	—	1,086	—	—	1,086
Stock-based compensation	—	—	3,409	—	—	3,409
Net loss	—	—	—	(10,539)	—	(10,539)
Unrealized loss on investments, net	—	—	—	—	(3)	(3)
Balances at June 30, 2021	34,623,409	$35	$356,224	$(260,124)	$3	$96,138

The accompanying notes are an integral part of these condensed financial statements.

Silk Road Medical, Inc.

Condensed Statements of Cash Flows

(unaudited)

(in thousands)	Six Months Ended
	June 30,
	2022	2021
Cash flows from operating activities
Net loss	$(32,077)	$(21,233)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	922	482
Stock-based compensation expense	11,139	6,942
Amortization of premiums (accretion of discounts) on investments, net	(64)	387
Amortization of debt discount and debt issuance costs	91	80
Amortization of right-of-use asset	496	373
Non-cash interest expense	474	(7)
Loss on extinguishment of debt	245	—
Loss on disposal of property and equipment	175	—
Change in provision for doubtful accounts receivable	(3)	—
Provision for excess and obsolete inventories	(3)	50
Changes in assets and liabilities:
Accounts receivable	(3,944)	(2,677)
Inventories	239	(456)
Prepaid expenses and other current assets	(1,242)	(3,227)
Other assets	(37)	(74)
Accounts payable	1,076	(833)
Accrued liabilities	(2,620)	(482)
Other liabilities	2	(333)
Net cash used in operating activities	(25,131)	(21,008)
Cash flows from investing activities
Purchases of property and equipment	(3,049)	(874)
Purchases of investments	(21,173)	—
Proceeds from maturity of investments	—	51,300
Net cash provided by (used in) investing activities	(24,222)	50,426
Cash flows from financing activities
Proceeds from issuance of common stock	1,729	2,965
Proceeds from long-term debt	75,000	—
Principal repayment of debt	(49,000)	—
Payments of debt issuance costs	(970)	—
Net cash provided by financing activities	26,759	2,965
Net change in cash, cash equivalents and restricted cash	(22,594)	32,383
Cash, cash equivalents and restricted cash, beginning of period	110,463	69,776
Cash, cash equivalents and restricted cash, end of period	$87,869	$102,159
Supplemental disclosure of cash flow information
Cash paid for interest	$1,087	$1,177
Noncash investing and financing activities:
Accounts payable and accrued liabilities for purchases of property and equipment	$105	$283
Right-of-use asset obtained in exchange for lease obligation	$903	$3,398
Unpaid debt issuance costs	$119	$—

The accompanying notes are an integral part of these condensed financial statements.

Silk Road Medical, Inc.

Notes to Condensed Financial Statements

(unaudited)

1.    Formation and Business of the Company

The Company

Silk Road Medical, Inc., or the Company, was incorporated in the state of Delaware on March 21, 2007. The Company has developed a technologically advanced, minimally-invasive solution for patients with carotid artery disease who are at risk for stroke. The Company's portfolio of TCAR products enable a new procedure, referred to as transcarotid artery revascularization, or TCAR, that combines the benefits of endovascular techniques and surgical principles. The Company manufactures and sells in the United States its portfolio of TCAR products which are designed to provide direct access to the carotid artery, effective reduction in stroke risk throughout the procedure, and long-term restraint of carotid plaque. The Company commercialized its products in the United States in late 2015.

2.    Summary of Significant Accounting Policies

Basis of Preparation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, or U.S. GAAP, and applicable rules and regulations of the Securities and Exchange Commission, or SEC, regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP have been condensed or omitted, and accordingly the balance sheet as of December 31, 2021, and related disclosures, have been derived from the audited financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements. These unaudited condensed financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for the fair statement of the Company’s condensed financial information. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any other interim period or for any other future year.

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

Due to the coronavirus, or COVID-19, pandemic, there has been continued uncertainty and disruption in the global economy, supply chain, financial markets and increased labor shortages. New virus variants and varying infection rates continue to make the current COVID-related environment highly volatile and uncertain. These challenges continued to impact the number of TCAR procedures in the first half of 2022, with procedure volumes impacted by increased COVID-19 hospitalizations and hospital capacity constraints due to COVID-19 and its variants. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of June 30, 2022. The Company has also considered information available to it as of the date of issuance of these financial statements and is not aware of any specific events or circumstances that would require an update to its estimates or judgments, or a revision to the carrying value of its assets or liabilities. These estimates may change as new events occur and additional information becomes available. Actual results could differ materially from these estimates.

Silk Road Medical, Inc.

Notes to Condensed Financial Statements

(unaudited)

Fair Value of Financial Instruments

The Company has evaluated the estimated fair value of its financial instruments as of June 30, 2022 and December 31, 2021. The carrying amounts of certain of the Company’s financial instruments, which include cash equivalents, short-term investments, restricted cash, accounts receivable, accounts payable and accrued liabilities approximate their respective fair values because of the short-term nature of these instruments. Management believes that its debt bears interest at the prevailing market rates for instruments with similar characteristics (Level 2 within the fair value hierarchy); accordingly, the carrying value of this instrument approximates its fair value.

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents. Cash equivalents are recorded at fair value, based on quoted market prices. As of June 30, 2022 and December 31, 2021, the Company’s cash equivalents are entirely comprised of investments in money market funds.

Restricted cash as of June 30, 2022 and December 31, 2021 consists of a letter of credit of $232,000 representing collateral for the Company's facility lease in California.

Investments

Short-term investments consist of debt securities classified as available-for-sale and have original maturities greater than 90 days, but less than one year as of the balance sheet date. Long-term investments have maturities greater than one year as of the balance sheet date. All investments are recorded at fair value based on the fair value hierarchy. Money market funds are classified within Level 1 of the fair value hierarchy, and commercial paper, corporate bonds/notes, United States Government securities, and asset-backed securities are classified within Level 2 of the fair value hierarchy. Unrealized gains and losses, deemed temporary in nature, are reported as a separate component of accumulated other comprehensive income (loss). Realized gains and losses are included in earnings and are derived based on the specific-identification method for determining the costs of investments sold and were insignificant for the three and six months ended June 30, 2022 and 2021. Amortization of premiums and accretion of discounts are reported as a component of interest income.

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

Concentration of Credit Risk, and Other Risks and Uncertainties

The Company is subject to risks related to public health crises such as the global pandemic associated with COVID-19. The COVID-19 outbreak has negatively impacted, and may continue to negatively impact the Company’s operations, its revenue and overall financial condition by significantly decreasing the number of TCAR procedures performed. The total number of TCAR procedures performed, similar to other surgical procedures, has significantly decreased as health care organizations globally prioritized the treatment of patients with COVID-19. In the past governmental authorities have recommended, and in certain cases required, that elective, specialty and other procedures and appointments, be suspended or canceled to focus limited resources and personnel and hospital capacity toward the treatment of COVID-19 and to avoid exposing patients to COVID-19. These measures and challenges will likely continue for the duration of the pandemic, which is uncertain, and will continue to negatively impact the Company’s revenue while the pandemic continues. New virus variants, and varying infection rates continue to make the current COVID-related environment highly volatile and uncertain.

Financial instruments that potentially subject the Company to credit risk consist of cash and cash equivalents, investments and accounts receivable to the extent of the amounts recorded on the balance sheet. Cash, cash equivalents, and investments are deposited in financial institutions which, at times, may be in excess of federally insured limits. Cash equivalents are invested in highly rated money market funds. The Company invests in a variety of financial instruments,

Silk Road Medical, Inc.

Notes to Condensed Financial Statements

(unaudited)

such as, but not limited to, commercial paper, corporate bonds/notes, United States Government securities, asset-backed securities and, by policy, limits the amount of credit exposure with any one financial institution or commercial issuer. The Company has not experienced any material losses on its deposits of cash and cash equivalents or investments during the three and six months ended June 30, 2022 and 2021.

The Company’s accounts receivable are due from a variety of health care organizations in the United States. At June 30, 2022 and December 31, 2021, no customer represented 10% or more of the Company’s accounts receivable. For the three and six months ended June 30, 2022 and 2021, there were no customers that represented 10% or more of revenue.

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

As a result of the voluntary recall the Company reflected a current asset of $335,000 and none on its balance sheet as of December 31, 2021 and June 30, 2022, relating to other direct costs that remain to be reimbursed by Cordis. The amount was fully paid in January 2022. In addition, as of June 30, 2022 and December 31, 2021, the Company has a remaining accrual of $11,000 relating to its obligation to provide replacement ENROUTE stent delivery systems to its customers.

Leases

The Company accounts for its leasing arrangements in accordance with Accounting Standards Codification, or ASC 842, “Leases.” The Company considers if an arrangement is a lease at inception if it obtains the right to control the use of an identified asset under a leasing arrangement with an initial term greater than twelve months. The Company determines whether a contract conveys the right to control the use of an identified asset for a period of time if the contract contains both the right to obtain substantially all of the economic benefits from the use of the identified asset and the right to direct the use of the identified asset. The Company also evaluates the nature of each lease to determine whether it is an

Silk Road Medical, Inc.

Notes to Condensed Financial Statements

(unaudited)

operating or financing lease and recognizes the right-of-use asset and lease liabilities based on the present value of future minimum lease payments over the expected lease term. The Company’s leases do not generally contain an implicit interest rate and therefore the Company uses the incremental borrowing rate it would expect to pay to borrow on a similar collateralized basis over a similar term in order to determine the present value of its lease payments. The Company considers renewal options in the determination of the lease term if the option to renew is reasonably certain. Variable lease costs represent payments that are dependent on usage, a rate or index. Variable lease costs, which consists primarily of taxes, insurance and common area maintenance costs, are expensed as incurred. The Company elected to account for contracts that contain lease and non-lease components as a single component, consistent with its historical practice. The Company does not have any finance leases.

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

As of June 30, 2022 and December 31, 2021, the Company recorded $239,000 and $87,000, respectively, of unbilled receivables, which are included in accounts receivable, net on the condensed balance sheet, as the Company has an unconditional right to payment as of the end of the applicable period.

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

Cost of Goods Sold

The Company manufactures certain of its portfolio of TCAR products at its California facility and purchases other products from third party manufacturers. Cost of goods sold consists primarily of costs related to materials, components and sub-assemblies, manufacturing overhead costs, direct labor, reserves for excess, obsolete and non-sellable inventories as well as distribution-related expenses. A significant portion of the Company’s cost of goods sold currently consists of manufacturing overhead costs. These overhead costs include the cost of quality assurance, material procurement, inventory control, facilities, equipment and operations supervision and management. Cost of goods sold also includes depreciation expense for production equipment and certain direct costs such as shipping costs and royalties. In May 2021, the Company entered into a lease for an additional facility in Minnesota and expects to begin commercial production in the second half of 2022. The Company is experiencing additional overhead expenses related to the start-up phase of its manufacturing capacity expansion, which were recorded as a period expense during the three and six months ended June 30, 2022.

Stock–Based Compensation

The Company accounts for stock-based compensation in accordance with Financial Accounting Standards Board, or FASB, ASC 718, "Compensation-Stock Compensation." ASC 718 requires the recognition of compensation expense, using a fair-value based method, for costs related to all share-based payments including stock options, restricted stock units and shares issued under its employee stock purchase plan. ASC 718 requires companies to estimate the fair value of all share-based payment option awards on the date of grant using an option pricing model. The fair value of stock options is recognized over the period during which an optionee is required to provide services in exchange for the option award, known as the requisite service period (usually the vesting period), on a straight-line basis. For performance-based stock options, the Company will assess the probability of performance conditions being achieved in each reporting period. The amount of stock-based compensation expense recognized in any one period related to performance-based stock options can vary based on the achievement or anticipated achievement of the performance conditions. The Company accounts for option forfeitures as they occur.

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

Silk Road Medical, Inc.

Notes to Condensed Financial Statements

(unaudited)

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

Comprehensive Loss

Comprehensive loss consists of net loss and changes in unrealized gains and losses on investments classified as available-for-sale. For the three and six months ended June 30, 2022 and 2021, the Company’s unrealized gains and losses on available-for-sale investments represent the only component of other comprehensive loss that are excluded from the reported net loss and that are presented in the condensed statements of operations and comprehensive loss. Accumulated other comprehensive loss is presented in the accompanying condensed balance sheets as a component of stockholders' equity.

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

Net loss per share was determined as follows (in thousands, except share and per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net loss	$(15,398)	$(10,539)	$(32,077)	$(21,233)
Weighted average common stock outstanding used to compute net loss per share, basic and diluted	35,143,178	34,534,099	35,083,569	34,435,812
Net loss, basic and diluted	$(0.44)	$(0.31)	$(0.91)	$(0.62)

The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted average shares outstanding because such securities have an antidilutive impact due to the Company's net loss:

	June 30,
	2022	2021
Common stock options	4,175,300	4,188,097
Restricted stock units	1,112,936	270,377
	5,288,236	4,458,474

Segment and Geographical Information

The Company operates and manages its business as one reportable and operating segment. The Company’s chief executive officer, who is the chief operating decision maker, reviews financial information on an aggregate basis for purposes of allocating resources and evaluating financial performance. Primarily all of the Company’s long-lived assets are based in the United States. Long-lived assets are comprised of property and equipment. All of the Company’s

Silk Road Medical, Inc.

Notes to Condensed Financial Statements

(unaudited)

revenue was in the United States for the three and six months ended June 30, 2022 and 2021, based on the shipping location of the external customer.

3.    Recent Accounting Pronouncements

Recently Adopted Accounting Standards

In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, or ASU 2021-08, which creates an exception to the general recognition and measurement principle in ASC 805 by requiring companies to apply ASC 606 to recognize and measure contract assets and contract liabilities from contracts with customers acquired in a business combination. The guidance additionally clarifies that companies should apply the definition of a performance obligation in ASC 606 when recognizing contract liabilities assumed in a business combination. The Company early adopted ASU 2021-08 as of January 1, 2022, on a prospective basis. The adoption of ASU 2021-08 did not have a material impact on the Company’s financial statements and related disclosures.

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

The following tables sets forth by level within the fair value hierarchy the Company’s assets that are reported at fair value as of June 30, 2022 and December 31, 2021, using the inputs defined above (in thousands):

	June 30, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$86,745	$—	$—	$86,745
Commercial paper	—	6,271	—	6,271
U.S. government securities	—	14,963	—	14,963
	$86,745	$21,234	$—	$107,979

Silk Road Medical, Inc.

Notes to Condensed Financial Statements

(unaudited)

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$21,062	$—	$—	$21,062
	$21,062	$—	$—	$21,062

There were no transfers between fair value hierarchy levels during the three and six months ended June 30, 2022 and 2021.

5.    Balance Sheet Components

Investments

The Company had no investments as of December 31, 2021. The fair value of the Company’s available-for-sale investments as of June 30, 2022 are as follows (in thousands):

	June 30, 2022
		Gross Unrealized		Estimated
	Amortized Cost	Gains	Losses	Fair Value
Money market funds	$86,745	$—	$—	$86,745
Commercial paper	6,271	—	—	6,271
U.S. government securities	14,965	—	(2)	14,963
	$107,981	$—	$(2)	$107,979
Classified as:
Cash equivalents				$86,745
Short-term investments				21,234
				$107,979

All of the Company’s cash equivalents mature within one year as of June 30, 2022 and December 31, 2021. All of the Company’s short-term investments mature within one year as of June 30, 2022. Available-for-sale investments held as of June 30, 2022 had a weighted average days to maturity of 214 days.

The following table presents the Company’s available-for-sale investments that were in an unrealized loss position as of June 30, 2022 (in thousands):

	June 30, 2022		December 31, 2021
	Less than 12 months		Less than 12 months
Assets:	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government securities	11,937	(2)	—	—
	$11,937	$(2)	$—	$—

Inventories

Components of inventories were as follows (in thousands):

	June 30,	December 31,
	2022	2021
Raw materials	$3,597	$2,447
Finished products	14,027	15,437
	17,624	17,884
Less: Reserve for excess and obsolete	(8)	(33)
	$17,616	$17,851

Silk Road Medical, Inc.

Notes to Condensed Financial Statements

(unaudited)

As of June 30, 2022 and December 31, 2021, there were no work-in-process inventories.

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	June 30,	December 31,
	2022	2021
Accrued payroll and related expenses	$10,019	$13,898
Provision for sales returns	508	359
Accrued professional services	2,225	2,039
Operating lease liability	1,750	1,294
Accrued interest payable	393	14
Accrued royalty expense	804	687
Deferred revenue	482	157
Accrued travel expenses	749	590
Accrued clinical expenses	50	99
Accrued other expenses	595	665
Total	$17,575	$19,802

6.    Long-term Debt

Stifel Bank

In October 2020, the Company entered into a Loan and Security Agreement with Stifel Bank which provided for a $50,000,000 loan facility, comprised of a $50,000,000 secured revolving credit facility, with a $2,000,000 subfacility for the issuance of letters of credit and other ancillary banking services, and a $50,000,000 secured term loan facility, provided that amounts outstanding under both facilities may not exceed an aggregate principal amount of $50,000,000 at any time. Interest under the revolving credit facility was the greater of a) 0.5% above the "Prime Rate" as published by The Wall Street Journal or b) 4.75%.

The Company drew down $49,000,000 under the term loan facility in October 2020. Interest under the term loan facility was the greater of a) 0.75% above the "Prime Rate" as published by The Wall Street Journal or b) 4.75%. The term loan may not be reborrowed once repaid, but the Company may prepay the term loan at any time without premium or penalty.

The Company also concurrently entered in a Success Fee Agreement in October 2020 with Stifel Bank, which requires that the Company pay Stifel Bank the lesser of 0.75% of the original principal amount of all credit extensions made under the Loan and Security Agreement or $375,000 in the event the Company completes a Liquidity Event (liquidation, merger, sale of the Company or change in control). The Success Fee Agreement terminates on October 29, 2025. The Company has determined the probability of a Liquidity Event to be remote and accordingly, has not recognized a liability as of June 30, 2022.

On May 27, 2022, in connection with the consummation of the Loan and Security Agreement with Oxford Finance, as noted below, the Company repaid all amounts outstanding under the term loan with Stifel Bank. The Success Fee Agreement obligations, of $367,500, survive the Stifel Bank debt repayment and terminate on October 29, 2025.

Oxford Finance

In May 2022, the Company entered into a Loan and Security Agreement, or Loan Agreement, with Oxford Finance LLC and its Agents, or Oxford Finance, which provides for a $225,000,000 loan facility, comprised of a $25,000,000 secured revolving credit facility and a $200,000,000 secured term loan facility. The term loans are available in three tranches. The first $75,000,000 tranche of term loans was available at closing in May 2022. A second tranche of $75,000,000 of term loans is available through December 31, 2024. A third tranche of $50,000,000 would be available through December 31, 2024 so long as, at the time of draw, the Company has consolidated trailing 12-month revenues equal to at least 90% of the sum of the outstanding term loans plus the amount of any requested third tranche term loans.

Silk Road Medical, Inc.

Notes to Condensed Financial Statements

(unaudited)

Upon request of the Company, the revolving credit facility will be increased from $25,000,000 to $50,000,000. The revolving loans are available subject to a borrowing base equal to 85% of eligible receivables plus 50% of eligible inventory, up to the lesser of 40% of the borrowing base or $10,000,000, in the case of eligible inventory. The revolving facility will be available to the Company upon completion of an initial collateral audit.

The revolving loans and the term loans mature on May 1, 2027. The principal amount of outstanding revolving loans, together with accrued and unpaid interest, is due on the maturity date. The term loans begin to amortize in equal monthly installments beginning on July 1, 2026. However, if the Company achieves specified consolidated trailing twelve-month revenues, the Company may exercise its option to extend the first amortization date for the term loans to July 1, 2027. Such election may be made no earlier than June 30, 2023 and no later than thirty (30) days prior to July 1, 2026. If the Company exercises this option, then the maturity date for both the revolving loans and the term loans will be May 1, 2028.

The revolving loans accrue interest at the greater of 1-month Secured Overnight Financing Rate (SOFR), or the Index Rate, and 0.85%, plus a margin of 3.00%. The term loans accrue interest at the greater of the Index Rate and 0.85%, plus a margin of 5.00%. The Index Rate is capped at 2.50% for purposes of the Loan Agreement. Interest on both revolving loans and term loans is payable monthly in arrears. The Company may borrow, prepay and reborrow revolving loans, without premium or penalty. The term loans once repaid or prepaid may not be reborrowed. Term loans may be prepaid in full, or in part in increments of $10,000,000. The Company is required to pay a prepayment fee of 3.0% for prepayments of term loans made in the first year after closing, 2.0% for prepayments of term loans made in the second year after closing, 1.0% for prepayments of term loans made in the third year after closing and no prepayment fees thereafter. Upon the earlier of prepayment or maturity of the term loans, the Company is required to pay a fee of 5.0% of the aggregate original principal amount of the funded term loans, which fee increases to 6.75% if the Company exercises its option to extend the amortization date and maturity date. The Company is also obligated to pay other customary fees for a loan facility of this size and type.

Also in May 2022, the Company borrowed the first $75,000,000 tranche of the term loan and used a portion of the proceeds to pay off and terminate the prior term loan agreement with Stifel Bank totaling $49,181,000, which included a final interest payment of $181,000. The Company recognized a loss on debt extinguishment of $245,000 in connection with the early termination of its prior term loan agreement with Stifel Bank.

Obligations under the Loan Agreement are secured by substantially all of the Company's assets. The Loan Agreement requires the Company to maintain consolidated trailing twelve-month revenues of at least 75% of the outstanding principal amount of the term loans, measured as of the last day of each fiscal quarter; or if the revenue target is not achieved, the Company must have maintained unrestricted cash and cash equivalents (net of outstanding revolving loans) subject to control agreements in favor of Oxford Finance equal to at least 50% of the outstanding principal amount of the term loans. Additionally, the Loan Agreement contains customary affirmative and negative covenants, including covenants limiting the Company's ability and the ability of the Company's subsidiaries to, among other things, dispose of assets, effect certain mergers, incur debt, grant liens, pay dividends and distributions on capital stock, make investments and acquisitions, and enter into transactions with affiliates, in each case subject to customary exceptions for a loan facility of this size and type.

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

As of June 30, 2022, the aggregate outstanding principal balance under the Loan Agreement was $75,000,000 and the variable interest rate was 6.69%. As of June 30, 2022, the Company was in compliance with all applicable financial covenants.

Silk Road Medical, Inc.

Notes to Condensed Financial Statements

(unaudited)

Future maturities under the Oxford Finance term loan agreement as of June 30, 2022 are as follows (in thousands):

Period Ending December 31:	Amount
2022	$2,563
2023	5,084
2024	5,098
2025	5,084
2026	45,179
2027	34,471
97,479
Add: Accretion of closing fees	95
97,574
Less: Amount representing interest	(22,479)
Less: Amount representing debt discount and debt issuance costs	(1,062)
Present value of minimum payments	$74,033

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

In May 2021, the Company entered into a new, non-cancelable operating lease for additional office, laboratory and manufacturing space in Minnesota that expires in November 2029. The lease agreement includes a renewal provision allowing the Company to extend this lease for two additional five year terms. In connection with the lease, the Company recognized a right-of-use asset and lease liability of $3,307,000. In June 2022, the Company leased the remaining right-of-first refusal space at its Minnesota facility and recognized a right-of-use asset and lease liability of $903,000 for the additional space.

Operating lease costs were $379,000 and $289,000 for the three months ended June 30, 2022 and 2021, respectively, and $744,000 and $506,000 for the six months ended June 30, 2022 and 2021, respectively. Cash paid (net of tenant improvement allowances received) for amounts included in the measurement of operating lease liabilities was $146,000 and $190,000 for the three months ended June 30, 2022 and 2021, respectively, and $(558,000) and $393,000 for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, the weighted average discount rate was approximately 6.56% and the weighted average remaining lease term was 5.98 years. Balance sheet information as of June 30, 2022 and December 31, 2021 consists of the following (in thousands):

	June 30,	December 31,
Operating Lease:	2022	2021
Operating lease right-of-use assets in other non-current assets	$5,626	$5,219
Operating lease liabilities in accrued liabilities	$1,750	$1,294
Operating lease liabilities in other liabilities	6,752	5,747
Total operating lease liabilities	$8,502	$7,041

Silk Road Medical, Inc.

Notes to Condensed Financial Statements

(unaudited)

The following table summarizes the Company’s operating lease maturities as of June 30, 2022 (in thousands):

Period Ending December 31:	Amount
2022	$930
2023	1,967
2024	1,764
2025	1,079
2026	1,173
2027 and thereafter	3,593
Total lease payments	$10,506
Less: interest	(2,004)
Total lease liabilities	$8,502

Purchase Obligations

Purchase obligations consist of agreements to purchase goods and services entered into in the ordinary course of business. As of June 30, 2022, the Company had non-cancellable purchase obligations to suppliers of $10,196,000.

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

The Company indemnifies each of its directors and officers for certain events or occurrences, subject to certain limits, while the director or officer is or was serving at the Company’s request in such capacity, as permitted under Delaware law and in accordance with its certificate of incorporation and bylaws. The term of the indemnification period lasts as long as a director or officer may be subject to any proceeding arising out of acts or omissions of such director or officer in such capacity. The maximum amount of potential future indemnification is unlimited; however, the Company currently holds director and officer liability insurance. The Company believes that the fair value of these indemnification obligations is minimal. Accordingly, the Company has not recognized any liabilities relating to these obligations as of June 30, 2022.

Contingencies

The Company is not involved in any pending legal proceedings that it believes could have a material adverse effect on its financial condition, results of operations or cash flows. From time to time, the Company may pursue litigation to assert its legal right and such litigation may be costly and divert the efforts and attention of its management and technical personnel which could adversely affect its business. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. There were no contingent liabilities requiring accrual at June 30, 2022 and December 31, 2021.

8.    Stockholders’ Equity

Preferred Stock

At June 30, 2022, the Company’s certificate of incorporation, as amended and restated, authorizes the Company to issue up to 5,000,000 shares of preferred stock with $0.001 par value per share, of which no shares were issued and outstanding.

Common Stock

At June 30, 2022, the Company’s certificate of incorporation, as amended and restated, authorizes the Company to issue up to 100,000,000 shares of common stock with $0.001 par value per share, of which 35,193,169 shares were issued and outstanding. The holders of common stock are also entitled to receive dividends whenever funds are legally available,

Silk Road Medical, Inc.

Notes to Condensed Financial Statements

(unaudited)

when and if declared by the Board of Directors. As of June 30, 2022, no dividends have been declared to date. Each share of common stock is entitled to one vote.

Disgorgement Proceeds

During the year ended December 31, 2021, the Company received net proceeds of $32,000 related to the disgorgement of short-swing profits under Section 16(b) of the Exchange Act. The amount was recorded as an increase to additional paid-in capital on the balance sheet.

9.    Stock Option Plans

As of June 30, 2022, the Company has reserved 6,417,317 shares of common stock for issuance under the 2019 Equity Incentive Plan, or the 2019 Plan.

A summary of the shares available for issuance under the 2019 Plan is as follows:

Number of Shares
Balances, December 31, 2021	2,477,212
Authorized	1,399,235
Granted / Awarded	(1,211,210)
Cancelled	72,465
Balances, June 30, 2022	2,737,702

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

Stock option activity under the Company’s 2007 Stock Option Plan, 2015 Equity Incentive Plan and 2019 Plan is set forth below:

	Options Outstanding
	Number of	Weighted Average	Weighted Average Remaining Contractual Term	Aggregate Intrinsic
	Shares	Exercise Price	(Years)	Value
Balances, December 31, 2021	3,780,939	$20.45	6.71	$91,900
Options granted	527,323	36.49
Options exercised	(91,394)	5.36
Options cancelled	(41,568)	40.68
Balances, June 30, 2022	4,175,300	$22.60	6.69	$69,573
Vested and exercisable at June 30, 2022	2,967,252	$15.99	5.91	$65,856
Vested and expected to vest at June 30, 2022	4,175,300	$22.60	6.69	$69,573

The aggregate intrinsic value of options exercised during the six months ended June 30, 2022 was $3,154,000. The aggregate intrinsic value was calculated as the difference between the exercise prices of the underlying options and the estimated fair value of the common stock on the date of exercise.

Silk Road Medical, Inc.

Notes to Condensed Financial Statements

(unaudited)

Restricted Stock Units

In March 2020, the Company began granting restricted stock units, or RSUs, under the 2019 Plan. RSUs generally vest over four years in annual equal increments. The fair value of RSUs is based on the Company’s closing stock price on the date of grant. A summary of RSUs activity for the six months ended June 30, 2022 is as follows:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Balances, December 31, 2021	530,274	$53.01
Awards granted	683,887	$36.46
Awards vested	(70,328)	$49.45
Awards canceled	(30,897)	$44.19
Balances, June 30, 2022	1,112,936	$43.31
Expected to vest at June 30, 2022	1,112,936	$43.31

2019 Employee Stock Purchase Plan

As of June 30, 2022, 217,502 shares of common stock have been issued to employees participating in the 2019 Employee Stock Purchase Plan, or the 2019 ESPP, and 1,221,354 shares were available for future issuance under the 2019 ESPP.

Stock-Based Compensation

The Company estimated the fair value of stock options using the Black–Scholes option pricing model. The fair value of employee and nonemployee stock options is being amortized on a straight–line basis over the requisite service period of the awards. The fair value of employee and nonemployee stock options was estimated using the following assumptions for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Expected term (in years)	5.25	5.25 - 6.25	5.25 - 6.25	5.25 - 6.25
Expected volatility	51.4%	46.6% - 47.0%	48.2% - 51.4%	45.0% - 50.4%
Risk-free interest rate	3.07%	0.93% - 1.08%	1.60% - 3.07%	0.41% - 1.08%
Dividend yield	—%	—%	—%	—%

The fair value of the shares to be issued under the Company’s 2019 ESPP was estimated using the Black-Scholes valuation model with the following assumptions for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Expected term (in years)	0.50	0.50	0.50	0.50
Expected volatility	74.5%	51.5%	51.6% - 74.5%	44.4% - 76.4%
Risk-free interest rate	1.51%	0.03%	0.07% - 1.51%	0.03% - 1.58%
Dividend yield	—%	—%	—%	—%

Silk Road Medical, Inc.

Notes to Condensed Financial Statements

(unaudited)

The following table summarizes the total stock-based compensation expense included in the condensed statements of operations and comprehensive loss for all periods presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Cost of goods sold	$278	$151	$499	$309
Research and development expenses	1,302	636	2,371	1,325
Selling, general and administrative expenses	4,581	2,622	8,269	5,308
	$6,161	$3,409	$11,139	$6,942

As of June 30, 2022, there was total unrecognized compensation costs of $20,834,000 related to stock options expected to be recognized over a period of approximately 2.56 years, a total of $41,989,000 of unrecognized compensation costs related to unvested RSUs expected to be recognized over a period of approximately 3.28 years and $428,000 of unrecognized compensation costs related to the ESPP, which the Company will recognize over 0.38 years.

10.    401(k) Plan

The Company has a qualified retirement plan under section 401(k) of the Internal Revenue Code, or the IRC, under which participants may contribute up to 90% of their eligible compensation, subject to maximum deferral limits specified by the IRC. The Company may make a discretionary matching contribution to the 401(k) plan and may make a discretionary employer contribution to each eligible employee each year. Beginning in January 2020, the Company started matching employees' contributions to the 401(k) plan at 50% of the first 5% of compensation deferred to the 401(k) plan and at 50% of the first 6% of compensation deferred effective January 1, 2022. The Company's matching contributions were $454,000 and $330,000 for the three months ended June 30, 2022 and 2021, respectively, and $1,043,000 and $696,000 for the six months ended June 30, 2022 and 2021, respectively.

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

Overview

We are a medical device company focused on reducing the risk of stroke and its devastating impact. We believe a key to stroke prevention is minimally-invasive and technologically advanced intervention to safely and effectively treat carotid artery disease, one of the leading causes of stroke. We have pioneered a new approach for the treatment of carotid artery disease called transcarotid artery revascularization, or TCAR, which we seek to establish as the standard of care. We manufacture and sell in the United States our portfolio of TCAR products, which are designed to provide direct access to the carotid artery, effective reduction in stroke risk throughout the procedure, and long-term restraint of carotid plaque. Stroke represents the fifth most common cause of mortality in the United States, and according to the American Heart Association, stroke-related costs in the United States amounted to approximately $53 billion between 2017 and 2018. Of all strokes, approximately 87% are ischemic, and approximately 34% of ischemic strokes are caused by carotid artery disease. Based on the estimated 433,000 new carotid artery disease diagnoses that occurred in the United States in 2021, we believe a total annual U.S. market opportunity of approximately $3.1 billion exists for our portfolio of TCAR products. There were approximately 169,000 carotid revascularization procedures performed in 2021, which we estimate to represent a market conversion opportunity greater than $1.2 billion of the $3.1 billion total U.S. market opportunity. Additionally, we estimate that there is an additional annual market opportunity outside the United States of $2.3 billion. The safety, effectiveness and clinical advantages of TCAR have been demonstrated in multiple clinical trials, post-market studies and registries that have been published in peer-reviewed journals representing outcomes in more than 18,000 patients as of July 2022.

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

We designed our commercial strategy and built our direct sales force with a particular focus on vascular surgery practices. Vascular surgeons are skilled in endovascular procedures, and our sales and marketing efforts are focused on driving adoption and supporting their practice development by offering them an innovative, safe, effective and minimally-invasive alternative for treating carotid artery disease. We also market to other specialists with experience in carotid endarterectomy, or CEA, and transfemoral carotid artery stenting, or CAS, with the appropriate skill set for TCAR, including neurosurgeons, cardiothoracic surgeons and non-surgical interventionalists in radiology, neuroradiology and cardiology. We also work on developing strong relationships with physicians and hospitals that we have identified as key opinion leaders. We consider the hospitals and medical centers where the procedure is performed to be our customers, as they typically are responsible for purchasing our products.

We manufacture and distribute the ENROUTE NPS at our facility in Sunnyvale, California, using components and sub-assemblies manufactured both in-house and by third party manufacturers and suppliers. We purchase our other products from third-party contract manufacturers, including our ENROUTE stent. Many of these third-party manufacturers and outside vendors are currently single-source suppliers. In May 2021, we entered into a lease for an additional facility in Plymouth, Minnesota and in June 2022, we exercised our right of first refusal on additional space at this facility. We expect to begin commercial production in the second half of 2022 and believe our combined facilities will be sufficient to meet our manufacturing needs for at least the next five years.

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

Prior to our initial public offering in April 2019, our primary sources of capital were private placements of convertible preferred stock, debt financing arrangements and revenue from sales of our products

In May 2020, we completed an underwritten public offering of 6,808,154 shares of our common stock, of which we offered 1,923,076 shares for sale and the remaining 4,885,078 shares were offered for sale by certain selling stockholders, at a public offering price of $39.00 per share. From the public offering, we received cash proceeds of approximately $70.5 million, net of underwriting discounts and commissions and offering costs which were paid by us. Also, in May 2020, the underwriters fully exercised their option to purchase 1,021,223 additional shares of common stock from the selling stockholders. We did not receive any of the proceeds from the sale of the shares of common stock by the selling stockholders. As of June 30, 2022, we had cash and cash equivalents of $87.6 million, investments of $21.2 million, long-term debt of $74.0 million and an accumulated deficit of $320.8 million.

COVID-19 Pandemic

The global COVID-19 pandemic presents significant risks to us and has had, and continues to have intermittent impacts on our business, operations, and financial results and condition, directly and indirectly, including, without limitation, impacts on: the health of our management and employees; our manufacturing, distribution, marketing and sales operations; our research and development activities, including clinical activities; and customer and patient behaviors. COVID-19 and its variants have negatively impacted, and may continue to negatively impact our operations and revenue and overall financial condition by significantly decreasing the number of TCAR procedures performed. The pandemic has also reduced our expectations for the growth rate in the number of TCAR procedures to be performed in the future. The number of TCAR procedures performed, similar to other surgical procedures, significantly decreased during the pandemic as many health care organizations globally prioritized the treatment of patients with COVID-19. While some hospitals appear to be on the path to normalization, hospitals have and continue to experience staffing shortages and contrast dye shortages, amongst other factors, that cause problems scheduling or rescheduling TCAR procedures. These measures and challenges will likely continue for the duration of the pandemic, which is uncertain, and will significantly reduce our expected revenue while the pandemic continues. As well, due to presumed fear and anxiety, some patients are not accessing routine or emergency health care which may impact our expected procedures and revenue.

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

New virus variants, and varying infection rates have continued to make the current COVID-related environment highly volatile and uncertain. The ultimate extent of the impact of the COVID-19 pandemic on us remains highly uncertain and will depend on future developments and factors that continue to evolve, including the duration and severity of the pandemic, the actions taken to reduce the transmission of COVID-19 or mitigate the burden on hospitals, and the speed with which normal economic, labor market and operating conditions resume, among others. Most of these developments and factors are outside of our control and could exist for an extended period of time even after the pandemic might end.

Components of our Results of Operations

Revenue

We currently derive all of our revenue from the sale of our portfolio of TCAR products to hospitals and medical centers in the United States. Each of our products is purchased individually, and the majority of our revenue is derived from sales of the ENROUTE NPS and ENROUTE stent. No single customer accounted for 10% or more of our revenue during the three and six months ended June 30, 2022 and 2021. We expect revenue to increase in absolute dollars as we expand our sales territories and trained physician base, add new accounts and as existing physicians perform more TCAR procedures. However, we anticipate continued headwinds due to COVID-19 and its variants and their near term impact on hospital capacity, staffing challenges and patient behavior.

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

We calculate gross margin as gross profit divided by revenue. Our gross margin has been and will continue to be affected by a variety of factors, primarily average selling prices, product sales mix, production and ordering volumes, manufacturing costs, product yields, replacement of expired product, headcount and cost-reduction strategies. We expect our gross margin to increase over the long-term as our production and ordering volumes increase and as we spread the fixed portion of our overhead costs over a larger number of units produced, potentially offset by investments in additional operational infrastructure in both California and our new facility in Minnesota. In the short term, we expect gross margin to be slightly lower as compared to 2021, as we incur additional overhead related to our investment in the start-up and expansion of our manufacturing capacity in Minnesota. We intend to use our design, engineering and manufacturing know-how and capabilities to further advance and improve the efficiency of our manufacturing processes, which we believe will reduce costs and have a positive long-term impact on our gross margin. However, our gross margin could fluctuate from quarter to quarter as we introduce new products, due to the timing of certain manufacturing engineering projects, as we adopt new manufacturing processes and technologies and as we expand our distribution operations and infrastructure to support long-term growth and risk mitigation. In addition, COVID-19 and its variants may continue to negatively impact our gross margin in the near term due to unfavorable production variances as a result of lower production and lower demand.

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

Selling, General and Administrative Expenses

Selling, general and administrative, or SG&A, expenses consist primarily of compensation for personnel, including stock-based compensation, related to selling and marketing functions, physician education programs, commercial operations and analytics, reimbursement, finance, information technology and human resource functions. Other SG&A expenses include sales commissions, training, travel expenses, promotional activities, marketing initiatives, market research and analysis, conferences and trade shows, professional services fees (including legal, audit and tax fees), insurance costs, general corporate expenses and allocated facilities-related expenses. We expect SG&A expenses to continue to increase in absolute dollars as we expand our infrastructure to both drive and support anticipated growth in revenue, due to additional legal, accounting, insurance and other expenses associated with being a public company, and as we expand our presence in Minnesota. In addition, we plan to continue exploring sales and marketing expansion opportunities in international geographies.

Due to new virus variants and varying infection rates, we expect the COVID-19 pandemic to continue to modulate our SG&A expenses over the short term. The outbreak and persistence of COVID-19 in international markets that we have targeted for our international expansion may also delay preparation for and launch of such expansion efforts.

Interest Income (Expense), net

Interest income (expense), net consists primarily of cash interest expense incurred on our outstanding indebtedness and non-cash interest expense related to the amortization of debt discount and issuance costs associated with our debt agreements. Our interest expense was partially offset by interest income earned on our cash, cash equivalents and investments.

Results of Operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2022	2021	2022	2021
Revenue	$33,173	$26,456	$61,193	$48,509
Costs of goods sold	9,012	6,598	17,588	12,137
Gross profit	24,161	19,858	43,605	36,372
Operating expenses:
Research and development	10,655	7,261	18,778	12,744
Selling, general and administrative	27,700	22,549	54,975	43,743
Total operating expenses	38,355	29,810	73,753	56,487
Loss from operations	(14,194)	(9,952)	(30,148)	(20,115)
Interest income (expense), net	(909)	(581)	(1,518)	(1,108)
Loss on debt extinguishment	(245)	—	(245)	—
Other income (expense), net	(50)	(6)	(166)	(10)
Net loss	$(15,398)	$(10,539)	$(32,077)	$(21,233)

Comparison of Three Months Ended June 30, 2022 and 2021

Revenue. Revenue increased $6.7 million, or 25%, to $33.2 million during the three months ended June 30, 2022, compared to the three months ended June 30, 2021. The increase in revenue was attributable to an increase in the number of products sold as we expanded our sales territories, increased the number of new accounts, trained more physicians in TCAR and as physicians performed more TCAR procedures as compared to the prior period.

Cost of Goods Sold and Gross Margin. Cost of goods sold increased $2.4 million, or 37%, to $9.0 million during the three months ended June 30, 2022, compared to the three months ended June 30, 2021. This increase was primarily attributable to the increase in the number of products sold. Gross margin for the three months ended June 30, 2022 decreased to 73%, compared to 75% in the three months ended June 30, 2021. Gross margin decreases in the current period were primarily impacted by additional overhead related to the start-up and expansion of our manufacturing capacity at our facility in Minnesota.

Research and Development Expenses. R&D expenses increased $3.4 million, or 47%, to $10.7 million during the three months ended June 30, 2022, compared to $7.3 million during the three months ended June 30, 2022. The increase in R&D expenses was driven by growth in personnel and investment in new and ongoing R&D programs. The increase in R&D expenses was primarily attributable to an increase of $1.9 million in personnel-related expenses, including stock-based compensation, as a result of increased headcount, an increase of $0.8 million in outside services, an increase of $0.4 million in product development materials and an increase of $0.4 million related to the allocated costs of facilities and other related expenses, particularly related to our new facility, partially offset by decreases in clinical and regulatory expenses.

Selling, General and Administrative Expenses. SG&A expenses increased $5.2 million, or 23%, to $27.7 million during the three months ended June 30, 2022, compared to $22.5 million during the three months ended June 30, 2021. The increase in SG&A costs was due to the continued expansion of our sales team and commercial efforts, compared to the second quarter of 2021. The increase in SG&A expenses is primarily attributable to an increase of $4.5 million in payroll and personnel-related expenses and an increase of $1.0 million in physician training and travel-related costs, partially offset by decreases in the allocated costs of facilities and other related expenses and in consulting and professional fees. Personnel-related expenses included stock-based compensation expense of $4.6 million and $2.6 million for the three months ended June 30, 2022 and 2021, respectively.

Interest Income (Expense), Net. Interest income (expense), net increased $0.3 million, or 57%, to an expense of $0.9 million during the three months ended June 30, 2022, compared to an expense of $0.6 million during the three months ended June 30, 2021. The increase in net interest expense was attributable to both the increased interest rate and amount of borrowings as a result of our May 2022 refinancing of our debt obligations as compared with the prior period.

Other Income (Expense), Net. There were no significant changes within other income (expense), net during the three months ended June 30, 2022, compared to the three months ended June 30, 2021.

Comparison of Six Months Ended June 30, 2022 and 2021

Revenue. Revenue increased $12.7 million, or 26%, to $61.2 million during the six months ended June 30, 2022, compared to the six months ended June 30, 2021. The increase in revenue was attributable to an increase in the number of products sold as we expanded our sales territories, increased the number of new accounts, trained more physicians in TCAR and as physicians performed more TCAR procedures as compared to the prior period. Although revenue increased during the six months ended June 30, 2022, as compared with the prior year period, the COVID-19 pandemic continued to impact revenue as resurgences due to the Omicron variant adversely effected hospital capacity and patient behaviors early in the first quarter of 2022.

Cost of Goods Sold and Gross Margin. Cost of goods sold increased $5.5 million, or 45%, to $17.6 million during the six months ended June 30, 2022, compared to the six months ended June 30, 2021. This increase was primarily attributable to the increase in the number of products sold and to unfavorable production variances because of lower-than-expected manufacturing operations due to COVID-19 related production issues in the first quarter. Gross margin for the six months ended June 30, 2022 decreased to 71%, compared to 75% in the six months ended June 30, 2021. Gross margin decreases in the current period were driven by unfavorable production variances as a result of our COVID-19 related production issues in the first quarter and also by additional overhead related to the start-up and expansion of our manufacturing capacity at our facility in Minnesota.

Research and Development Expenses. R&D expenses increased $6.0 million, or 47%, to $18.8 million during the six months ended June 30, 2022, compared to $12.7 million during the six months ended June 30, 2022. The increase in R&D expenses was driven by growth in personnel and investment in new and ongoing R&D programs. The increase in R&D expenses was primarily attributable to an increase of $4.3 million in personnel-related expenses, including stock-based compensation, as a result of increased headcount, an increase of $0.9 million related to the allocated costs of facilities and other related expenses, particularly related to our new facility, an increase of $0.6 million in outside services, an increase of $0.4 million in product development materials and partially offset by decreases in clinical and regulatory expenses.

Selling, General and Administrative Expenses. SG&A expenses increased $11.2 million, or 26%, to $55.0 million during the six months ended June 30, 2022, compared to $43.7 million during the six months ended June 30, 2021. The increase in SG&A costs was due to the continued expansion of our sales team and commercial efforts, compared to the prior period. The increase in SG&A expenses is primarily attributable to an increase of $9.5 million in payroll and personnel-related expenses and an increase of $2.0 million in physician training and travel-related costs. Other increases, which included $0.3 million in software-related expense, and an increase of $0.2 million in marketing and tradeshow expenses, were partially offset by decreases in the allocated costs of facilities and other related expenses and in consulting and professional fees. Personnel-related expenses included stock-based compensation expense of $8.3 million and $5.3 million for the six months ended June 30, 2022 and 2021, respectively.

Interest Income (Expense), Net. Interest income (expense), net increased $0.4 million, or 37%, to an expense of $1.5 million during the six months ended June 30, 2022, compared to an expense of $1.1 million during the six months ended June 30, 2021. The increase in net interest expense was attributable to both the increased interest rate and amount of borrowings as a result of our May 2022 refinancing of our debt obligation as compared with the prior period.

Other Income (Expense), Net. Other income (expense), net increased to an expense of $0.2 million during the six months ended June 30, 2022. The increase in net other expense was attributable to losses on the disposal of property and equipment during the current period.

Liquidity and Capital Resources

Sources of Liquidity

To date, our principal sources of liquidity have been the net proceeds we received through the sales of our common stock in our public offerings, private sales of our equity securities, payments received from customers using our TCAR products, and to a lesser extent the issuance of common stock through the exercise of stock options and our employee stock purchase program and proceeds from our debt financings. As of June 30, 2022, we had cash and cash equivalents of $87.6 million, investments of $21.2 million, an accumulated deficit of $320.8 million and $75.0 million outstanding principal under our Loan and Security Agreement, or Loan Agreement, with Oxford Finance LLC and its Agents, or Oxford Finance.

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

On May 27, 2022, we entered into the Loan Agreement, which provides for a $225.0 million loan facility, comprised of a $25.0 million secured revolving credit facility and a $200.0 million secured term loan facility. The term loans are available in three tranches. Upon our request, the revolving credit facility will be increased from $25.0 million to $50.0 million. The revolving loans are available subject to a borrowing base equal to 85% of eligible receivables plus 50% of eligible inventory, up to the lesser of 40% of the borrowing base or $10.0 million in the case of eligible inventory. The revolving loans and the term loans mature on May 1, 2027. The principal amount of outstanding revolving loans, together with accrued and unpaid interest, is due on the maturity date. The term loans begin to amortize in equal monthly installments beginning on July 1, 2026. However, if we achieve specified consolidated trailing twelve-month revenues, we may exercise our option to extend the first amortization date for the term loans to July 1, 2027. Such election may be made no earlier than June 30, 2023 and no later than thirty (30) days prior to July 1, 2026. If we exercise this option, then the maturity date for both the revolving loans and the term loans will be May 1, 2028. Also on May 27, 2022, we drew down $75.0 million under the term loan facility and used a portion of the proceeds to pay off and terminate our prior loan agreement with Stifel Bank.

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

We believe that our cash and cash equivalents and available-for-sale investments as of June 30, 2022, together with our expected revenue will be sufficient to meet our capital requirements and fund our operations for at least the next 12 months.

Cash Flows

The following table summarizes our cash flows for each of the periods presented below:

	Six Months Ended
	June 30,
(in thousands)	2022	2021
Net cash (used in) provided by:
Operating activities	$(25,131)	$(21,008)
Investing activities	(24,222)	50,426
Financing activities	26,759	2,965
Net increase (decrease) in cash, cash equivalents and restricted cash	$(22,594)	$32,383

Net Cash Used in Operating Activities

Net cash used in operating activities for the six months ended June 30, 2022 was $25.1 million, consisting primarily of a net loss of $32.1 million and an increase in net operating assets of $6.5 million, partially offset by non-cash charges of $13.5 million. The increase in net operating assets was primarily due to increases in accounts receivable which increased due to higher revenue, an increase in prepaid expenses and other current assets primarily due to timing of insurance premium payments, and an increase in accounts payable due to timing of payments, partially offset by decreases in inventories and in accrued liabilities due to timing of payments. The non-cash charges primarily consisted of stock-based compensation, depreciation and amortization, amortization of right-of-use assets, non-cash interest expense, accretion of discounts on investments, loss on debt extinguishment and a loss on the disposal of property and equipment.

Net cash used in operating activities for the six months ended June 30, 2021 was $21.0 million, consisting primarily of a net loss of $21.2 million and an increase in net operating assets of $8.1 million, partially offset by non-cash charges of $8.3 million. The increase in net operating assets was primarily due to increases in accounts receivable and inventories to support the growth of our operations, an increase in prepaid expenses and other current assets primarily due to timing of insurance premium payments and decreases in accounts payable, accrued and other liabilities, due to timing of payments. The non-cash charges primarily consisted of stock-based compensation, depreciation and amortization, amortization of right-of-use assets and premiums on investments and of right-of-use assets and provision for excess and obsolete inventories.

Net Cash Provided by (Used in) Investing Activities

Net cash used in investing activities in the six months ended June 30, 2022 was $24.2 million. Cash used in investing reflected purchases of property and equipment of $3.0 million and purchases of investments of $21.2 million.

Net cash provided by investing activities in the six months ended June 30, 2021 was $50.4 million. Cash provided by investing reflected maturities of investments of $51.3 million offset by purchases of property and equipment of $0.9 million.

Net Cash Provided by Financing Activities

Net cash provided by financing activities in the six months ended June 30, 2022 was $26.8 million consisting of proceeds from the issuance of debt of $74.0 million, net of issuance costs paid and proceeds of $1.7 million from stock option exercises and purchases under our employee stock purchase plan, offset by repayment of debt of $49.0 million.

Net cash provided by financing activities in the six months ended June 30, 2021 was $3.0 million consisting of proceeds from stock option exercises and purchases under our employee stock purchase plan.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements, such as structured finance, special purpose entities, or variable interest entities.

Contractual Obligations and Commitments

As of June 30, 2022, our principal obligations consist of the operating leases for our facilities, our Loan Agreement with Oxford Finance and non-cancellable inventory purchase commitments. The non-cancellable purchase commitments primarily consist of ENROUTE stents and other inventory components.

On May 27, 2022, we drew down $75.0 million under the term loan facility with Oxford Finance using a portion of the proceeds to pay off outstanding amounts under our loan agreement with Stifel Bank and to terminate the Stifel Bank loan agreement. The principal amount of outstanding term loans under the Loan Agreement with Oxford Finance shall be repaid in equal monthly installments beginning on July 1, 2026. However, if we achieve specified consolidated trailing twelve-month revenues, we may exercise our option to extend the first amortization date for the term loans to July 1, 2027. The term loan may not be reborrowed once repaid, but we may prepay the term loan at any time in full, or in part in increments of $10.0 million. We are required to pay a prepayment fee of 3.0% for prepayments of term loans made in the first year after closing, 2.0% for prepayments of term loans made in the second year after closing, 1.0% for prepayments of term loans made in the third year after closing and no prepayment fees thereafter. Upon the earlier of prepayment or maturity of the term loans, we are required to pay a fee of 5.0% of the aggregate original principal amount of the funded term loans, which fee increases to 6.75% if we exercise our option to extend the amortization date and maturity date. We are also obligated to pay other customary fees for a loan facility of this size and type.

Our obligations under the Loan Agreement are secured by substantially all of our assets. The Loan Agreement requires that we maintain consolidated trailing twelve-month revenues of at least 75% of the outstanding principal amount of the term loans, measured as of the last day of each fiscal quarter; or if the revenue target is not achieved, we must have maintained unrestricted cash and cash equivalents (net of outstanding revolving loans) subject to control agreements in favor of Oxford Finance equal to at least 50% of the outstanding principal amount of the term loans. Additionally, the Loan Agreement contains customary affirmative and negative covenants, including covenants limiting our ability and the ability of our subsidiaries to, among other things, dispose of assets, effect certain mergers, incur debt, grant liens, pay dividends and distributions on capital stock, make investments and acquisitions, and enter into transactions with affiliates, in each case subject to customary exceptions for a loan facility of this size and type.

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

In June 2022, we entered into an agreement to lease the remaining right-of-first refusal space at our Minnesota facility. The additional 18,783 square feet provides a total of approximately 81,900 square feet of space, has a lease term through November 2029 and increases our total operating lease obligations by approximately $0.9 million during its term.

There have been no other material changes to our contractual obligations from those described above or in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 1, 2022.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and assumptions for the reported amounts of assets, liabilities, revenue, expenses and related disclosures. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and any such differences may be material. There have been no significant and material changes in our critical accounting policies during the three and six months ended June 30, 2022, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Conditions and Results of Operations - Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 1, 2022.

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

Interest Rate Risk

We had cash and cash equivalents and investments of $108.9 million as of June 30, 2022 which consisted of bank deposits, money market funds, U.S. government securities and commercial paper. The primary objectives of our investment activities are the preservation of capital and support of our liquidity requirements. Our investments are exposed to market risk due to fluctuations in interest rates, which may affect our income and the fair market value of our investments.

We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. A hypothetical 10% change in interest rates would not have a material impact on the value of our cash and cash equivalents or our investments as of June 30, 2022.

Credit Risk

As of June 30, 2022 and December 31, 2021, our cash and cash equivalents were maintained with one and two financial institutions in the United States, respectively, and our current deposits are likely in excess of insured limits. We have reviewed the financial statements of these institutions and believe each to have sufficient assets and liquidity to conduct its operations in the ordinary course of business with little or no credit risk to us. Our cash equivalents and investments are invested in highly rated money market funds, U.S. government securities and commercial paper.

Our accounts receivable primarily relate to revenue from the sale of our products to hospitals and medical centers in the United States. No customer represented 10% or more of our accounts receivable as of June 30, 2022 or December 31, 2021.

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

•The COVID-19 pandemic and the spread of new variants may continue to negatively impact our business and operations.

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

•If we fail to comply with broad-based healthcare and other governmental regulations, we could face substantial fines and penalties and our business, results of operations and financial condition could be adversely affected.

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

We have incurred net losses since our inception in March 2007. For the six months ended June 30, 2022 and 2021, we had a net loss of $32.1 million and $21.2 million, respectively, and we expect to continue to incur additional losses in the future. As of June 30, 2022, we had an accumulated deficit of $320.8 million. To date, we have financed our operations primarily through equity and debt financings and from sales of our portfolio of TCAR products that enable transcarotid artery revascularization. The losses and accumulated deficit have primarily been due to the substantial investments we have made to develop our products, as well as for costs related to general research and development, including clinical and regulatory initiatives to obtain marketing approval, sales and marketing efforts, investments in manufacturing and distribution capacity, and other infrastructure improvements.

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

Our future growth and profitability largely depends on our ability to increase physician awareness and adoption of TCAR and on the willingness of physicians to recommend the procedure to more of their patients. Physicians may not use our products unless they are able to determine, based on experience, clinical data, medical society recommendations and other analyses, that our products provide a safe and effective treatment alternative for carotid artery disease. Even if we are able to raise awareness and increase adoption of TCAR among physicians, physicians tend to be slow in changing their medical treatment practices and may be hesitant to select our products or TCAR for recommendation to patients for a variety of reasons, including:

•Long-standing relationships with competing companies and distributors that sell other products, such as stents and embolic protection devices for CAS;

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

The rate of adoption of TCAR and sales of our products that facilitate the procedure is heavily influenced by clinical data. Although the Society for Vascular Surgery’s Vascular Quality Initiative contains real world data retrospectively comparing carotid revascularization procedures including TCAR, we have not conducted head-to-head clinical trials to prospectively compare TCAR to the procedures historically available to patients, such as CEA or CAS, which may limit the adoption of TCAR. Additionally, the Carotid Revascularization and Medical Management for Asymptomatic Carotid Stenosis 2, or CREST-2, clinical trial currently funded by the National Institutes of Health, is ongoing and is designed to compare the effectiveness of each of CEA and CAS with best medical management solutions in standard surgical risk asymptomatic patients with carotid artery disease. We estimate that enrollment will not be completed until sometime between 2023-2025. At the completion of enrollment plus the four-year follow-up post final enrollment, the trial could conclude that medical management alone achieves the same therapeutic results as CEA and/or CAS, which could have an adverse impact on the adoption of TCAR. Finally, our competitors and third parties may also conduct clinical trials of our products without our participation. Unfavorable or inconsistent clinical data from existing or future clinical trials conducted by us, our competitors or third parties, the interpretation of our or other clinical data or findings of new or more frequent adverse events, could have a material adverse effect on our business, financial condition and results of operations.

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

The COVID-19 pandemic and the spread of new variants may continue to negatively impact our business and operations.

The spread of COVID-19 and its variants, or COVID-19, in the United States has continued to result in intermittent travel restrictions and restrictive hospital policies impacting our sales professionals and therapy development specialists who support them. New virus variants, including the Delta and Omicron variants and subvariants, and varying infection and related hospitalization rates throughout the pandemic have increased the volatility and uncertainty in the number of TCAR procedures and demand for our products. Our field-based team continues to be available to support TCAR procedures, either in person or virtually. Members of our field team may, however, choose not to enter hospitals due to preexisting conditions, personal choice, or on doctors’ orders or may be unable to enter hospitals due to hospital policy. While some hospitals appear to be on the path to normalization, hospitals have and continue to experience staffing and contrast dye shortages and resource constraints that cause problems scheduling or rescheduling TCAR procedures. Physicians or their patients may postpone TCAR procedures in response to COVID-19 or divert resources to treat patients with COVID-19 or other conditions deemed higher priority. Some hospitals have also restricted or limited access for non-patients, including our sales professionals and therapy development specialists, which has negatively impacted our access to physicians and their staff. Our business and operations may be impacted by competition for operating room and hybrid operating rooms within hospitals that are resource constrained or have dedicated certain resources only to COVID-19 patients. As hospitals cancel and defer elective surgeries, it reduces their revenue and impacts their financial results, which could result in pricing pressure on our products as they seek cost savings. Prolonged restrictions relating to COVID-19 could adversely affect our procedures and the revenue we derive as a result. Additionally, some hospitals may have cash flow problems or cease doing business due to the impact of COVID-19 on their operations, which could reduce the number of hospitals where TCAR is performed and adversely affect our ability to collect amounts due to us and our revenue as a result.

We expect these challenges may continue to impact the number of TCAR procedures, as procedure volumes were recently impacted by increased COVID-19 hospitalizations and hospital capacity and staffing constraints due to recent COVID-19 variants. Patients may also be reluctant to visit their physicians at their offices or in hospitals due to fear of contracting COVID-19. Physicians may not be performing as many diagnostic tests for their patients and the labs where these tests are performed may not be open, staffed adequately or open the entire day. Even where physicians continue to treat symptomatic patients, treatment of asymptomatic patients is being deferred in many cases in areas where COVID-19 cases and hospitalizations are significant. The reduction in diagnostic testing and physician visits, the increase in deferred treatment, and patient behaviors have translated into fewer than expected TCAR procedures being performed throughout various periods of the pandemic.

Governmental mandates related to COVID-19 or other infectious diseases have impacted, and we expect they may continue to impact, our personnel and personnel at third-party manufacturing facilities in the United States and other countries, and the availability or cost of materials, which could disrupt our supply chain and/or reduce our margins. An extended implementation of governmental mandates could impact our ability to operate effectively and conduct ongoing manufacturing or research and development activities. However, we are considered an essential business under applicable state rules and our manufacturing operations are ongoing. If key personnel or large groups of our employees contract the virus, that may also impact our business and operations. In the meantime, we have taken steps to provide for our employees, including providing the ability for employees to work remotely and implementing strategies to support a safe work environment for onsite employees. In addition, we have required our employees to get the COVID-19 vaccine. We are also assessing our business continuity plans in the context of this pandemic. We have implemented distancing policies and protocols established to continue manufacturing and other operations.

The outbreak and persistence of COVID-19 in international markets that we have targeted for our international expansion has delayed preparation for and launch of such expansion efforts. Regulatory timelines for approval in some countries have been delayed. Finally, we anticipate that the COVID-19 pandemic may continue to impact clinical and regulatory matters. COVID-19 is delaying enrollment in clinical trials across the medical device industry and may affect any new trials we are pursuing or decide to pursue, including our ROADSTER 3 trial, which is related to our standard surgical risk post-approval study, and our Neuroprotection in Transcarotid Embolectomy (NITE-1) trial, which is related to one of our stroke treatment products under development. COVID-19 may cause disruptions that could have a material adverse impact on our clinical trial plans and timelines, including:

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

We are concerned about ensuring an adequate supply of the components, sub-assemblies and materials that are used to manufacture our TCAR products as well as to support our research and development activities for new products. For example, certain liners and shrink tubing used in both the ENROUTE stent and ENROUTE NPS are in short supply and delivery of these materials are being delayed, which could result in manufacturing delays for our TCAR products. Similarly, we rely on Lake Region Medical for our supply of guidewires, which are also in short supply. If there were a shortage of supply, the cost of components, sub-assemblies and materials may increase or we may need to pay a premium to obtain sufficient supply, either of which could harm our ability to provide our products on a cost-effective basis or at all or we may experience delays in providing our TCAR products to our customers. We also may experience delays in and increased costs for our research and development programs and clinical trials due to the inability to obtain the necessary materials to advance these programs and trials. In connection with any supply shortages, reliable and cost-effective replacement sources may not be available on short notice or at all, and this may force us to increase prices and face a corresponding decrease in demand for our TCAR products, or force us to absorb these increased costs. In the event that any of our suppliers were to discontinue production of our key product components, sub-assemblies or the materials used in our TCAR products, developing alternate sources of supply for these items would be time consuming, difficult and costly. If we were to experience a supply shortage with our components, sub-assemblies and the materials necessary to manufacture our TCAR products our reputation in the market, demand for our TCAR products and our operating results may be significantly and adversely affected and new products may be delayed.

We are experiencing inflationary pressures caused by the COVID-19 pandemic or as a result of general macroeconomic factors, which could increase our manufacturing costs and operating expenses and have a material adverse impact on our financial condition and results of operations.

We continuously monitor the effects of inflationary factors, such as increases in our cost of goods sold and selling and operating expenses, which may adversely affect our results of operations.  Specifically, we are experiencing inflationary pressure affecting the cost of the components for our TCAR products and the wages that we pay our employees due to challenging labor market conditions.  Competitive and regulatory conditions restrict our ability to fully recover, such as increased costs through price increases, higher costs of acquired goods and services resulting from inflation and other drivers of cost increases.  As a result, we are unlikely to be able to pass these increased costs along to our customers or fully offset the impact of persistent inflation. Our inability or failure to do so could have a material adverse effect on our business, financial condition and results of operations or cause us to need to obtain additional capital earlier than anticipated.

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

However, in the United States, there is no uniform policy of coverage and reimbursement for medical device products and services among third-party payers, so coverage and reimbursement can differ significantly from payer to payer, and each coverage decision and level of reimbursement is independent. As a result, third-party reimbursement may not be available or adequate for our products, and there is no guarantee that we will be able to maintain our current levels of coverage or reimbursement or be able to expand coverage to other insurance carriers. Further, payers continually review new technologies for possible coverage and can, without notice, deny or limit coverage for products and procedures or delay coverage approval until further clinical data are available. As a result, the coverage determination, technology assessment, and coverage reconsideration processes are often time-consuming and costly processes that may require us to provide scientific and clinical support for the use of our products to each payer separately, with no assurance that coverage and adequate reimbursement will be obtained, or maintained if obtained. If third-party reimbursement is not available or adequate for TCAR procedures using our products, or if there is any decline in the amount that payers are willing to reimburse our customers for TCAR, new customers may not adopt, or may reduce their rate of adoption of, our products and we could experience additional pricing pressure, any of which could have a material adverse effect on our business, financial condition and results of operations.

Products for carotid stenting including our TCAR products are covered for Medicare beneficiaries under certain circumstances under a National Coverage Determination, or NCD, for Percutaneous Transluminal Angioplasty. Coverage for non-Medicare patients depends upon commercial and other payer policies. Based on reimbursement information regarding CEA and CAS, we estimate that approximately 79% of carotid procedures are reimbursed by the U.S. Centers for Medicare & Medicaid Services, or CMS, and the remaining approximately 21% are reimbursed by commercial and other payers. The Medicare program is administered by CMS and the Medicare Administrative Contractors (MACs), which make determinations regarding Medicare hospital and physician coverage and payment. Any future reconsideration of the applicable Medicare NCD could result in expansion of coverage of carotid stenting procedures including TCAR based on FDA-approved indications or continued or additional coverage limitations, including a requirement to participate in CMS approved CAS investigational studies. CMS reimburses hospital inpatient services based on Medicare Severity Diagnosis Related Groups, or MS-DRGs. All CAS, TCAR and CEA procedures are currently paid only as Medicare inpatient procedures. CMS’ policy focus on hospital price transparency, site (e.g. inpatient, outpatient, ambulatory surgery center and office) neutral payments and MS-DRG refinements may place additional downward pressure on future hospital inpatient payments. Medicare payments to physicians are based on a Resource Based Relative Value System. CMS’ policy changes to adjust or reallocate reimbursement between primary care services and specialty services may result in reductions in the payment rate for procedures involving our products. As a result of any reductions in payments to hospitals and physicians for TCAR procedures, TCAR utilization may decline, which would have a material adverse effect on our business, financial condition and results of operations. Additionally, patients may elect to reduce or defer out-of-pocket costs during times of economic uncertainty or periods of legislative change. If hospital, physician and/or patient demand for TCAR, and thus our products that facilitate the procedure, are adversely affected by third-party reimbursement policies and decisions, it will have a material adverse effect on our business, financial condition and results of operations.

Further, CMS’ NCD that covers TCAR and CAS is subject to change based upon the availability of new trials and clinical data as well as the development and availability of new medical devices and medical procedures in this space, including the medical community’s current understanding of patient selection and operator experience and their impact on periprocedural complications, among other factors that can impact patient outcomes.  In particular, the comparative benefits of various revascularization procedures and medical devices to prevent future strokes in symptomatic and asymptomatic carotid stenosis patients as well as ways to optimize patient outcomes are subject to ongoing and continuous review and clinical evaluation. To the extent the medical community’s or CMS’ views change regarding TCAR, CAS and CEA procedures, either individually or in comparison to each other, on issues of safety and effectiveness, operator experience, or patient selection or qualifications for coverage and reimbursement under the NCD, the demand for our TCAR products could be materially impacted. Therefore, we can provide no assurance that the level of coverage and reimbursement, market share and demand, and/or revenues for any of our products will be maintained.

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

Our current products are contraindicated, and therefore should not be used, in certain patients. Our ENROUTE NPS is contraindicated in patients in whom antiplatelet and/or anticoagulation therapy is contraindicated; patients with uncorrected bleeding disorders; patients with severe disease of the ipsilateral common carotid artery; and patients with uncontrollable intolerance to flow reversal. Our ENROUTE stent is contraindicated in patients in whom antiplatelet and/or anticoagulation therapy is contraindicated; patients in whom the ENROUTE NPS is unable to be placed; patients with uncorrected bleeding disorders; patients with known allergies to nitinol; and patients with lesions in the ostium of the common carotid artery. Our ENHANCE peripheral access kit is contraindicated in patients with a known or suspected obstruction in the vessel. Our ENROUTE guidewire is contraindicated in patients judged not acceptable for percutaneous intervention. Additionally, patients who lack at least five centimeters of common carotid artery free of significant disease are not indicated for our ENROUTE NPS.

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

We rely on single source suppliers for the components, sub-assemblies and materials for our products, such as our ENROUTE stent and for the key components, sub-assemblies and materials for our ENROUTE NPS. For example, we rely on Lake Region Medical to supply our guidewires. These components, sub-assemblies and materials are critical and there are relatively few alternative sources of supply. We have not qualified or obtained necessary regulatory approvals for additional suppliers for most of these components, sub-assemblies and materials, and we do not carry a significant inventory for some of these items. While we believe that alternative sources of supply may be available, we cannot be certain whether they will be available if and when we need them, or that any alternative suppliers would be able to provide the quantity and quality of components and materials that we would need to manufacture our products if our existing suppliers were unable to satisfy our supply requirements. To utilize other supply sources, we would need to identify and qualify new suppliers to our quality standards and obtain any additional regulatory approvals required to change suppliers, which could result in manufacturing delays and increase our expenses. Our manufacturing partners rely on single source suppliers as well, and are subject to the foregoing risks.

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

Expanding the addressable market for TCAR is dependent upon reimbursement expansion initiatives, favorable data from any post-approval study we or other researchers conduct, and obtaining and maintaining coverage and adequate reimbursement for any new product approvals.

In May 2022, we announced FDA approval of a label expansion for the ENROUTE stent for use in standard surgical risk patients. In June 2022, we announced that the CMS, through collaboration with the Society of Vascular Surgery’s Patient Safety Organization and their Vascular Quality Initiative (VQI), has expanded coverage for TCAR to include standard surgical risk patients within the VQI’s TCAR Surveillance Project. As a condition of FDA approval for such label expansion, we will conduct a post-approval study, ROADSTER 3, to evaluate real world usage of the ENROUTE Transcarotid Stent System and the ENROUTE Transcarotid Neuroprotection System for the treatment of patients at standard risk for adverse events from carotid endarterectomy who require carotid revascularization and who are eligible for treatment with these devices. If the ROADSTER 3 study or other studies conducted by independent researchers or organizations, or complaints or other reports from our customers or patients, reveal a higher rate of adverse events or other unexpected safety or efficacy concerns, FDA may restrict or withdraw the label expansion approval. Any future report or publication raising any material safety or efficacy concerns regarding any of our approved products or approved uses may cause CMS or other payors to modify or restrict their coverage and reimbursement policies for our products and related procedures. If any of these events were to occur, or if we fail to demonstrate continued safety and efficacy for our approved products and their indications, it may have a material adverse effect on our business, financial condition and results of operations.

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

We currently maintain our manufacturing and a portion of our research and development and non-field-based sales, general and administrative operations in a building located in Sunnyvale, California, which is situated on or near earthquake fault lines. We do not yet have redundant manufacturing, although we expect to begin manufacturing our ENROUTE NPS at our Plymouth, Minnesota facility in the second half of 2022. Should our building be significantly damaged or destroyed by natural or man-made disasters, such as earthquakes, fires or other events, it could take months to relocate or rebuild, during which time our employees may seek other positions, our research, development and manufacturing would cease or be delayed and our products may be unavailable. Moreover, the use of a new facility or new manufacturing, quality control, or environmental control equipment or systems generally requires FDA review and, with respect to certain products, approval of a PMA supplement. Because of the time required to authorize manufacturing in a new facility under FDA, the State of California and non-U.S. regulatory requirements, we may not be able to resume production on a timely basis even if we are able to replace production capacity in the event we lose manufacturing capacity. While we maintain property and business interruption insurance, such insurance has limits and would only cover the cost of rebuilding and relocating and lost revenue, but not general damage, losses caused by earthquakes, losses we may suffer due to our products being replaced by competitors’ products or loss in value due to associated decreases in our stock price. The inability to perform our research, development and manufacturing activities, combined with our limited inventory of materials and components and manufactured products, may cause physicians to discontinue using our products or harm our reputation, and we may be unable to reestablish relationships with such physicians in the future. Consequently, a catastrophic event at our facilities could have a material adverse effect on our business, financial condition and results of operations.

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

We currently rely on our direct sales force to sell our products in targeted geographic regions in the U.S., and any failure to maintain and grow our direct sales force could harm our business. The members of our direct sales force are highly trained and possess substantial technical and clinical expertise, which we believe is critical in driving adoption of TCAR. The members of our U.S. sales force are at-will employees. The loss of these personnel to competitors or otherwise could materially harm our business. If we are unable to retain our direct sales force personnel or replace them with individuals of equivalent technical and clinical expertise and qualifications, or if we are unable to successfully instill such technical and clinical expertise in replacement personnel, our revenues and results of operations could be materially harmed.

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

Our future success depends upon patients having an experience with TCAR that meets their expectations in order to increase physician demand for our products as a result of positive feedback, social media and word-of-mouth. Patients may be dissatisfied if their expectations of the procedure and results, among other things, are not met. Despite what we believe to be the safety profile of our products, patients may experience adverse events such as arterial restenosis or dissection, cranial nerve injury, wound complications, transient ischemic attacks, stroke, heart attack, and death. If the results of TCAR do not meet the expectations of patients, or they experience adverse events, it could discourage patients from referring TCAR to others. For example, although we have not received any reports of strokes, deaths or other long-term patient sequelae from the tip detachments that triggered our recent recall, if there were to be patient injury, dissatisfied patients may express negative opinions through social media or we may otherwise suffer reputational damage or become subject to product liability lawsuits. Any failure to meet patient expectations and any resulting negative publicity or lawsuits could harm our reputation and future sales.

We depend on our senior management team and the loss of one or more key employees or an inability to attract and retain highly skilled employees could harm our business.

Our success depends largely on the continued services of key members of our executive management team and others in key management positions. For example, the services of Erica Rogers, our Chief Executive Officer, and Lucas Buchanan, our Chief Financial Officer and Chief Operating Officer, are essential to driving adoption of our products, executing on our corporate strategy and ensuring the continued operations and integrity of financial reporting within our company. In addition, the services of Andrew Davis, our Chief Commercial Officer, are critical to driving the growth in sales of our products. Any of our employees may terminate their employment with us at any time. We do not currently maintain key person life insurance policies on any of our employees. If we lose one or more key employees, we may experience difficulties in competing effectively, developing our technologies and implementing our business strategy.

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

As of June 30, 2022, we had an aggregate of approximately $75.0 million in principal outstanding under our Loan Agreement with Oxford Finance. We must make significant interest-only monthly payments under the Loan Agreement, which will divert resources from other activities. Our obligations under the Loan Agreement are collateralized by substantially all of our assets and we are subject to customary affirmative and negative covenants, including covenants limiting our ability and the ability of our subsidiaries to, among other things, dispose of assets, effect certain mergers, incur debt, grant liens, pay dividends and distributions on capital stock, make investments and acquisitions, and enter into transactions with affiliates, in each case subject to customary exceptions for a loan facility of this size and type. The covenants related to the Loan Agreement, as well as any future financing agreements into which we may enter, may restrict our ability to finance our operations and engage in, expand or otherwise pursue our business activities and strategies. While we have not previously breached and are not currently in breach of these or any other covenants contained in our Loan Agreement, there can be no guarantee that we will not breach these covenants in the future. Our ability to comply with these covenants may be affected by events beyond our control, and future breaches of any of these covenants could result in a default under the Loan Agreement. If not waived, future defaults could cause all of the outstanding indebtedness under the Loan Agreement to become immediately due and payable, termination of commitments to extend further credit, a 5% increase in the applicable rate of interest and the exercise by the lender of other rights and remedies provided for under the Loan Agreement. If we do not have or are unable to generate sufficient cash available to repay our debt obligations when they become due and payable, either upon maturity or in the event of a default, our assets could be foreclosed upon and we may not be able to obtain additional debt or equity financing on favorable terms, if at all, which may negatively impact our ability to operate and continue our business as a going concern.

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

In the ordinary course of our business, we may become exposed to, or collect and store sensitive data, including procedure-based information and legally-protected health information, credit card, and other financial information, insurance information, and other potentially personally identifiable information. We also store sensitive intellectual property and other proprietary business information. Although we take measures to protect sensitive information from unauthorized access or disclosure, our information technology, or IT, and infrastructure, and that of our other technology partners, may be vulnerable to cyber-attacks by hackers or viruses or breached due to employee error, malfeasance or other disruptions. We rely extensively on IT systems, networks and services, including internet sites, data hosting and processing facilities and tools, physical security systems and other hardware, software and technical applications and platforms, some of which are managed, hosted, provided and/or used by third-parties or their vendors, to assist in conducting our business. A significant breakdown, invasion, corruption, destruction or interruption of critical information technology systems or infrastructure, by our workforce, others with authorized access to our systems or unauthorized persons could negatively impact operations. The ever-increasing use and evolution of technology, including cloud-based computing, creates opportunities for the unintentional dissemination or intentional destruction of confidential information stored in our or our third-party providers' systems, portable media or storage devices. We could also experience a business interruption, theft of confidential information or reputational damage from industrial espionage attacks, malware or other cyber-attacks, which may compromise our system infrastructure or lead to data leakage, either internally or at our third-party providers. Although the aggregate impact on our operations and financial condition has not been material to date, we have been the target of events of this nature and expect them to continue as cybersecurity threats have been rapidly evolving in sophistication and becoming more prevalent in the industry. We are investing in protections and monitoring practices with respect to our data and IT to reduce these risks and continue to monitor our systems on an ongoing basis for any current or potential threats. There can be no assurance, however, that our efforts will prevent breakdowns or breaches to our or our third-party providers’ databases or systems that could adversely affect our business.

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

Additionally, pursuant to the terms of our existing intellectual property license and supply agreement with Cordis, there are certain restrictions on our ability to sell the ENROUTE stent through select direct competitors of Cordis. If we are unable to locate international distributors that are not select direct competitors to Cordis, to market and sell our ENROUTE stent, our ability to expand our business internationally may be harmed, which could have a material adverse effect on our business, financial condition and results of operations.

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

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. On August 2, 2011, the Budget Control Act of 2011 was signed into law, which, among other things, reduced Medicare payments to providers by 2% per fiscal year, effective on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2031, with the exception of a temporary suspension implemented under various COVID-19 relief legislation from May 1, 2020 through the end of March 31, 2022, unless additional Congressional action is taken. Under current legislation, starting on April 1, 2022, the actual reduction in Medicare payments can vary from 1% in 2022 to up to 4% in the final fiscal year of the sequester.

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

If we fail to comply with broad-based healthcare and other governmental regulations, we could face substantial fines and penalties and our business, results of operations and financial condition could be adversely affected.

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

•The federal Physician Payment Sunshine Act, or Open Payments, created under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or Affordable Care Act, and its implementing regulations, which requires applicable manufacturers of drugs, medical devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program to report annually to the U.S. Department of Health and Human Services, or HHS, information related to payments and other transfers of value made to covered recipients, including physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain non-physician healthcare professionals (such as physician assistants and nurse practitioners, among others), and teaching hospitals, as well as information regarding ownership and investment interests held by physicians and their immediate family members. Applicable manufacturers are required to submit annual reports to CMS. Our failure to submit required information on time may result in civil monetary penalties with additional amounts for “knowing failures”, for all payments, transfers of value or ownership or investment interests that are not timely, accurately, and completely reported in an annual submission, and may result in liability under other federal laws or regulations;

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

As a condition of approving a PMA application, the FDA may also require some form of post-approval study or post-market surveillance, whereby the applicant conducts a follow-up study or follows certain patient groups for a number of years and makes periodic reports to the FDA on the clinical status of those patients when necessary to protect the public health or to provide additional safety and effectiveness data for the device. For example, as a condition of the FDA approval for the label expansion for ENROUTE stent to include patients at standard risk for adverse events from carotid endarterectomy, we will conduct a post-approval study, ROADSTER 3, to evaluate real world usage of the ENROUTE

Transcarotid Stent System and the ENROUTE Transcarotid Neuroprotection System for the treatment of patients at standard risk for adverse events from carotid endarterectomy who require carotid revascularization and who are eligible for treatment with these devices. Failure to conduct the post-approval study in compliance with applicable regulations or to timely complete required post-approval studies or comply with other post-approval requirements could result in withdrawal of approval of the PMA, which would harm our business. As discussed above, findings of meaningfully higher rates of adverse events or any unexpected safety or efficacy concerns related to our approval products in such post-approval study or any other independent studies or reports can result in FDA withdrawal or restriction of our PMA approval, which can have a material adverse effect on our business prospects, reputation, and market acceptance of our products.

In addition, we are required to investigate all product complaints we receive, and timely file reports with the FDA, including MDRs that require that we report to regulatory authorities if our products may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction were to recur.  If these reports are not submitted in a timely manner, regulators may impose sanctions and we may be subject to product liability or regulatory enforcement actions, including warning letters, untitled letters, fines, civil penalties, recalls, seizures, operating restrictions, denial of requests for 510(k) clearance or premarket approval of new products, new intended uses or modifications to existing products, withdrawal of current 510(k) clearances or premarket approvals and narrowing of approved or cleared product labeling, all of which could harm our business.  In addition, the FDA may provide notice of and conduct additional inspections, such as “for cause” inspections, of our business, sites and facilities as part of its review process. As of July 31, 2022, we had filed 572 MDR reports with the FDA for adverse events and device malfunctions including, but not limited to, stroke, arterial dissection, tip detachment, stent thrombosis and wound complications.

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

Material modifications to the intended use or technological characteristics of our products will require new 510(k) clearances, premarket approvals or CE Marks prior to implementing the modifications, or require us to recall or cease marketing the modified devices until these clearances or approvals are obtained. Furthermore, changes to our manufacturing facility or supplier of components used in our products require prior FDA approval of a PMA supplement. The FDA requires device manufacturers to initially make and document a determination of whether or not a modification requires a new approval, supplement or clearance; however, the FDA can review a manufacturer’s decision. Any modification to an FDA cleared device that would significantly affect its safety or effectiveness or that would constitute a major change in its intended use would require a new 510(k) clearance or approval of a PMA supplement. We may not be able to obtain additional 510(k) clearances or premarket approvals for new products or for modifications to, or additional indications for, our products in a timely fashion, or at all. Delays in obtaining required future clearances would harm our ability to introduce new or enhanced products in a timely manner, which in turn would harm our future growth. We have made modifications to our products in the past that we believe do not require additional clearances or approvals, and we may make additional modifications in the future. If the FDA or an EU Notified Body disagrees and requires new clearances or approvals for any of these modifications, we may be required to recall and to stop selling or marketing our products as modified, which could harm our operating results and require us to redesign our products. In these circumstances, we may be subject to significant enforcement actions. In July 2022, we voluntarily requested the cancellation of our CE Mark certifications for business reasons but will continue to work with our Certified Body to maintain ISO 13485:2016 certification. We may seek new CE Mark certifications in the future.

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

Our amended and restated certificate of incorporation and bylaws provide that, unless we consent in writing to the selection of an alternative forum, the sole and exclusive forum, to the fullest extent permitted by law, for (1) any derivative action or proceeding brought on our behalf, (2) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders, (3) any action asserting a claim against us or any director or officer of ours arising pursuant to any provision of the Delaware General Corporation Law, (4) any action to interpret, apply, enforce or determine the validity of our amended and restated certificate of incorporation or bylaws, or (5) any other action asserting a claim that is governed by the internal affairs doctrine shall be the Court of Chancery of the State of Delaware or federal court located within the State of Delaware if the Court of Chancery does not have jurisdiction, in all cases subject to the court’s having jurisdiction over indispensable parties named as defendants. A complaint asserting a cause of action under the Securities Act may be brought in state or federal court. With respect to the Securities Exchange Act of 1934, or Exchange Act, only claims brought derivatively under the Exchange Act would be subject to the forum selection clause described above. The enforceability of similar choice of forum provisions in other companies' certificates of incorporation and bylaws has been challenged in legal proceedings, and it is possible that, in connection with any action, a court could find the choice of forum provisions contained in our amended and restated certificate of incorporation and bylaws to be inapplicable or unenforceable in such action. Although we believe these provisions benefit us by providing increased consistency in the application of Delaware law for the specified types of actions and proceedings, the provisions may have the effect of discouraging lawsuits against us or our directors and officers. Alternatively, if a court were to find the choice of forum provision contained in our amended and restated certificate of incorporation and bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, financial condition and operating results. Any person or entity purchasing or otherwise acquiring any interest in our shares of capital stock shall be deemed to have notice of and consented to this exclusive forum provision, but will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder.

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

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibit Index

The exhibits listed in the accompanying index to exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
3.1**	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the registrant as currently in effect.	S-1	333-230045	3.3	3/4/2019
3.2**	Bylaws of the registrant as currently in effect.	S-1	333-230045	3.5	3/4/2019
4.1**	Specimen Common Stock Certificate of the registrant.	S-1/A	333-230045	4.1	3/25/2019
4.2**	Amended and Restated Registration Rights Agreement by and among the registrant and certain stockholders, dated July 7, 2017.	S-1	333-230045	4.2	3/4/2019
4.3**	Amended and Restated Stockholders Agreement by and among the registrant and certain stockholders, dated July 7, 2017.	S-1	333-230045	4.3	3/4/2019
4.4**	Amendment to the Amended and Restated Registration Rights Agreement, dated March 21, 2019.	S-1/A	333-230045	4.8	3/25/2019
10.1**	Form of Indemnification Agreement for directors and executive officers.	S-1	333-230045	10.1	3/4/2019
10.2+**	2007 Stock Plan, as amended, and related form agreement.	S-1	333-230045	10.2	3/4/2019
10.3+**	2019 Employee Stock Purchase Plan and related form agreements.	S-1/A	333-230045	10.4	3/25/2019
10.4+**	Executive Incentive Compensation Plan.	S-1/A	333-230045	10.5	3/25/2019
10.5+**	2019 Equity Incentive Plan and related form agreements.	S-1/A	333-230045	10.6	3/25/2019
10.6#**	Supply Agreement by and between the registrant and Cordis Corporation, dated October 21, 2011, as amended by the Amendment dated March 12, 2012, the Second Amendment to Supply Agreement dated July 12, 2012, the Third Amendment to Supply Agreement dated April 19, 2013 and the Fourth Amendment to Supply Agreement dated April 9, 2018.	S-1	333-230045	10.6	3/4/2019
10.7#**	License Agreement by and between the registrant and Cordis Corporation, dated December 17, 2010.	S-1	333-230045	10.7	3/4/2019
10.8**	Quality Assurance Agreement by and among the registrant and Lake Region Medical and affiliates, dated May 4, 2015.	S-1	333-230045	10.8	3/4/2019
10.9#**	Amended and Restated Manufacturing and Supply Agreement by and between the registrant and Galt Medical Corporation, dated January 10, 2018.	S-1	333-230045	10.9	3/4/2019
10.10**	Loan and Security Agreement, dated October 29, 2020, by and between the registrant and Stifel Bank.	8-K/A	001-38847	10.1	11/4/2020
10.11†**	First Amendment to Loan and Security Agreement, dated January 15, 2021, by and between the registrant and Stifel Bank.	10-Q	001-38847	10.22	5/10/2021
10.12**	Lease Agreement by and between the registrant and ARHC UHPTHMN01 LLC, dated May 12, 2021.	10-Q	001-38847	10.23	8/6/2021
10.13†**	Second Amendment to Loan and Security Agreement, dated April 21, 2022, by and between the registrant and Stifel Bank.	10-Q	001-38847	10.13	5/10/2022
10.14†**	IP License Agreement, dated May 12, 2016, by and between the registrant and Route 92 Medical, Inc.	10-Q	001-38847	10.14	5/10/2022
10.15†**	IP Assignment and License Agreement, dated May 12, 2016, by and between the registrant and Route 92 Medical, Inc.	10-Q	001-38847	10.15	5/10/2022
10.16†**	Loan and Security Agreement, dated May 27, 2022, by and between the registrant and Oxford Finance, LLC.	8-K	001-38847	10.1	5/31/2022
10.17*	First Amendment to Loan and Security Agreement, dated June 13, 2022, by and between the registrant and Oxford Finance, LLC.
10.18*	First Amendment to Lease Agreement, dated June 30, 2022, by and between the Registrant and Parkers Lake Medtech LLC.
31.1*	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

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

SILK ROAD MEDICAL, INC.

August 9, 2022	By:	/s/ Erica J. Rogers
Erica J. Rogers
President, Chief Executive Officer and Director (principal executive officer)

August 9, 2022	By:	/s/ Lucas W. Buchanan
Lucas W. Buchanan
Chief Financial Officer and Chief Operating Officer (principal financial officer and principal accounting officer)