Form 10-Q
period 2022-09-30
Silk Road Medical Inc
filed 2022-11-09
CIK 1397702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________________

FORM 10-Q

REGISTRATION STATEMENT

Under

The Securities Act of 1933

______________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of October 31, 2022, the number of outstanding shares of the registrant's common stock, par value $0.001 per share, was 38,122,549.

“Silk Road Medical,” the “Silk Road Medical” logo, “TCAR,” “ENROUTE,” the “ENROUTE” logo, “ENHANCE,” “Enflate” and our other registered or common law trade names, trademarks or service marks appearing in this Quarterly Report on Form 10-Q are our property. Trade names, trademarks and service marks of other companies appearing in this Quarterly Report on Form 10-Q are the property of their respective owners. We do not intend our use or display of other companies’ trade names, trademarks or service marks to imply a relationship with, or endorsement or sponsorship of us by, these other companies unless otherwise stated. Solely for convenience, the trademarks and tradenames referred to in this Quarterly Report on Form 10-Q appear without the ® and ™ symbols, but those references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights, or the right of the applicable licensor to these trademarks and tradenames.

CAUTIONARY NOTES REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements concerning our business, operations and financial performance and condition, as well as our plans, objectives and expectations for our business, operations and financial performance and condition. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements within the meaning of the federal securities laws and are made pursuant to the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “potential,” “positioned,” “seek,” “should,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends, the negative of these terms or other comparable terminology, or the use of future dates.

These forward-looking statements include, but are not limited to, statements about:

•our plans to conduct further clinical trials and anticipated enrollment, completion and timing thereof;

•our plans and expected timeline related to our products, including timing of commercial launch, or developing new products, to address additional indications or to obtain regulatory approvals or clearances or otherwise;

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

•our ability to manufacture sufficient quantities of our products with sufficient quality and the sufficiency of our current manufacturing capabilities;

•our ability to obtain and maintain intellectual property protection for our products and our business;

•our ability to expand our business into new geographic markets and the anticipated timing thereof, including in Japan;

•our compliance with extensive Nasdaq requirements and government laws, rules and regulations both in the United States and internationally;

•our estimates of our future expenses, ongoing losses, future revenue, capital requirements and our need for, or ability to obtain, additional financing;

•our ability to identify and develop new and planned products and/or acquire new products;

•our expectations regarding the continued impact of the COVID-19 pandemic on our business;

•our experience with inflationary and price pressures, caused by the COVID-19 pandemic or as a result of general macroeconomic factors;

•developments and projections relating to our market opportunity, competitors or our industry; and

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

Part I. Financial Information

Item 1: Unaudited Condensed Financial Statements

Silk Road Medical, Inc.

Condensed Balance Sheets

(unaudited)

(in thousands, except share and per share data)	September 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$51,306	$110,231
Short-term investments	53,826	—
Accounts receivable, net	17,019	11,832
Inventories	20,293	17,851
Prepaid expenses and other current assets	4,543	3,412
Total current assets	146,987	143,326
Property and equipment, net	9,671	7,697
Restricted cash	155	232
Other non-current assets	5,731	5,370
Total assets	$162,544	$156,625
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$4,312	$2,379
Accrued liabilities	19,621	19,802
Short-term debt	—	3,905
Total current liabilities	23,933	26,086
Long-term debt	74,340	44,786
Other liabilities	7,073	6,513
Total liabilities	105,346	77,385
Commitments and contingencies (Note 7)
Stockholders' equity:
Preferred stock, $0.001 par value
Shares authorized: 5,000,000 at September 30, 2022 and December 31, 2021
Shares issued and outstanding: none at September 30, 2022 and December 31, 2021
Common stock, $0.001 par value	—	—
Shares authorized: 100,000,000 at September 30, 2022 and December 31, 2021
Shares issued and outstanding: 35,381,085 and 34,980,896 at September 30, 2022 and December 31, 2021, respectively	35	35
Additional paid-in capital	388,452	367,907
Accumulated other comprehensive income (loss)	(191)	—
Accumulated deficit	(331,098)	(288,702)
Total stockholders' equity	57,198	79,240
Total liabilities and stockholders' equity	$162,544	$156,625

The accompanying notes are an integral part of these condensed financial statements.

Silk Road Medical, Inc.

Condensed Statements of Operations and Comprehensive Loss

(unaudited)

(in thousands, except share and per share data)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenue	$37,374	$24,701	$98,567	$73,210
Cost of goods sold	9,308	6,076	26,897	18,213
Gross profit	28,066	18,625	71,670	54,997
Operating expenses:
Research and development	8,471	6,867	27,249	19,611
Selling, general and administrative	28,821	25,049	83,795	68,792
Total operating expenses	37,292	31,916	111,044	88,403
Loss from operations	(9,226)	(13,291)	(39,374)	(33,406)
Interest income	617	42	751	183
Interest expense	(1,714)	(633)	(3,366)	(1,884)
Loss on debt extinguishment	—	—	(245)	—
Other income (expense), net	4	(3)	(162)	(11)
Net loss	(10,319)	(13,885)	(42,396)	(35,118)
Other comprehensive loss:
Change in unrealized gain (loss) on investments, net	(189)	(2)	(191)	(38)
Net change in other comprehensive loss	(189)	(2)	(191)	(38)
Net loss and comprehensive loss	$(10,508)	$(13,887)	$(42,587)	$(35,156)
Net loss per share, basic and diluted	$(0.29)	$(0.40)	$(1.21)	$(1.02)
Weighted average common shares used to compute net loss per share, basic and diluted	35,303,958	34,736,015	35,157,840	34,536,980

The accompanying notes are an integral part of these condensed financial statements.

Silk Road Medical, Inc.

Condensed Statements of Stockholders' Equity

(unaudited)

(in thousands, except share data)	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total
	34,980,896	$35	$367,907	$(288,702)	$—	$79,240
Exercise of stock options	35,453	—	168	—	—	168
Issuance of common stock upon vesting of restricted stock units	57,253	—	—	—	—	—
Stock-based compensation	—	—	4,978	—	—	4,978
Net loss	—	—	—	(16,679)	—	(16,679)
Balances at March 31, 2022	35,073,602	35	373,053	(305,381)	—	67,707
Exercise of stock options	55,941	—	322	—	—	322
Issuance of common stock upon vesting of restricted stock units	13,075	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	50,551	—	1,239	—	—	1,239
Stock-based compensation	—	—	6,161	—	—	6,161
Net loss	—	—	—	(15,398)	—	(15,398)
Unrealized loss on investments, net	—	—	—	—	(2)	(2)
Balances at June 30, 2022	35,193,169	35	380,775	(320,779)	(2)	60,029
Exercise of stock options	161,924	—	1,338	—	—	1,338
Issuance of common stock upon vesting of restricted stock units	25,992	—	—	—	—	—
Stock-based compensation	—	—	6,339	—	—	6,339
Net loss	—	—	—	(10,319)	—	(10,319)
Unrealized loss on investments, net	—	—	—	—	(189)	(189)
Balances at September 30, 2022	35,381,085	$35	$388,452	$(331,098)	$(191)	$57,198

(in thousands, except share data)	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total
Balances at December 31, 2020	34,249,649	$34	$346,318	$(238,891)	$39	$107,500
Exercise of stock options	163,151	—	848	—	—	848
Issuance of common stock upon vesting of restricted stock units	25,490	—	—	—	—	—
Stock-based compensation	—	—	3,533	—	—	3,533
Net loss	—	—	—	(10,694)	—	(10,694)
Unrealized loss on investments, net	—	—	—	—	(33)	(33)
Balances at March 31, 2021	34,438,290	34	350,699	(249,585)	6	101,154
Exercise of stock options	155,443	1	1,030	—	—	1,031
Issuance of common stock upon vesting of restricted stock units	2,792	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	26,884	—	1,086	—	—	1,086
Stock-based compensation	—	—	3,409	—	—	3,409
Net loss	—	—	—	(10,539)	—	(10,539)
Unrealized loss on investments, net	—	—	—	—	(3)	(3)
Balances at June 30, 2021	34,623,409	35	356,224	(260,124)	3	96,138
Exercise of stock options	230,105	—	2,242	—	—	2,242
Issuance of common stock upon vesting of restricted stock units	1,308	—	—	—	—	—
Stock-based compensation	—	—	3,686	—	—	3,686
Net loss	—	—	—	(13,885)	—	(13,885)
Unrealized loss on investments, net	—	—	—	—	(2)	(2)
Balances at September 30, 2021	34,854,822	$35	$362,152	$(274,009)	$1	$88,179

The accompanying notes are an integral part of these condensed financial statements.

Silk Road Medical, Inc.

Condensed Statements of Cash Flows

(unaudited)

(in thousands)	Nine Months Ended
	September 30,
	2022	2021
Cash flows from operating activities
Net loss	$(42,396)	$(35,118)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	1,465	723
Stock-based compensation expense	17,478	10,628
Amortization of premiums (accretion of discounts) on investments, net	(338)	451
Amortization of debt discount and debt issuance costs	160	119
Amortization of right-of-use asset	766	627
Non-cash interest expense	823	193
Loss on extinguishment of debt	245	—
Loss on disposal of property and equipment	175	—
Change in provision for doubtful accounts receivable	(3)	—
Provision for excess and obsolete inventories	5	56
Changes in assets and liabilities:
Accounts receivable	(5,184)	(1,906)
Inventories	(2,446)	(3,744)
Prepaid expenses and other current assets	(1,132)	(2,014)
Other assets	(52)	(107)
Accounts payable	1,665	1,304
Accrued liabilities	(744)	629
Other liabilities	(344)	656
Net cash used in operating activities	(29,857)	(27,503)
Cash flows from investing activities
Purchases of property and equipment	(3,438)	(2,006)
Purchases of investments	(53,679)	—
Proceeds from maturity of investments	—	60,400
Net cash provided by (used in) investing activities	(57,117)	58,394
Cash flows from financing activities
Proceeds from issuance of common stock	3,067	5,207
Proceeds from long-term debt	75,000	—
Principal repayment of debt	(49,000)	—
Payments of debt issuance costs	(1,086)	—
Payments of deferred offering costs	(9)	—
Net cash provided by financing activities	27,972	5,207
Net change in cash, cash equivalents and restricted cash	(59,002)	36,098
Cash, cash equivalents and restricted cash, beginning of period	110,463	69,776
Cash, cash equivalents and restricted cash, end of period	$51,461	$105,874
Supplemental disclosure of cash flow information
Cash paid for interest	$2,383	$1,571
Noncash investing and financing activities:
Accounts payable and accrued liabilities for purchases of property and equipment	$176	$1,298
Right-of-use asset obtained in exchange for lease obligation	$903	$3,398
Unpaid debt issuance costs	$3	$—
Unpaid deferred offering costs	$162	$—

The accompanying notes are an integral part of these condensed financial statements.

Silk Road Medical, Inc.

Notes to Condensed Financial Statements

(unaudited)

1.    Formation and Business of the Company

The Company

Silk Road Medical, Inc., or the Company, was incorporated in the state of Delaware on March 21, 2007. The Company has developed a technologically advanced, minimally-invasive solution for patients with carotid artery disease who are at risk for stroke. The Company's portfolio of products enable a procedure, referred to as transcarotid artery revascularization, or TCAR, that combines the benefits of endovascular techniques and surgical principles. The Company manufactures and sells in the United States its portfolio of TCAR products which are designed to provide direct access to the carotid artery, effective reduction in stroke risk throughout the procedure, and long-term restraint of carotid plaque. The Company commercialized its products in the United States beginning in late 2015.

2.    Summary of Significant Accounting Policies

Basis of Preparation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, or U.S. GAAP, and applicable rules and regulations of the Securities and Exchange Commission, or SEC, regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP have been condensed or omitted, and accordingly the balance sheet as of December 31, 2021, and related disclosures, have been derived from the audited financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements. These unaudited condensed financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for the fair statement of the Company’s condensed financial information. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any other interim period or for any other future year.

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

Due to the coronavirus, or COVID-19, pandemic, there has been continued uncertainty and disruption in the global economy, supply chain, financial markets and labor markets. New virus variants and varying infection rates continue to make the current COVID-related environment highly volatile and uncertain. These challenges continued to impact the number of TCAR procedures in the first half of 2022, with procedure volumes impacted by increased COVID-19 hospitalizations and hospital capacity and staffing constraints due to COVID-19 and its variants. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of September 30, 2022. The Company has also considered information available to it as of the date of issuance of these financial statements and is not aware of any specific events or circumstances that would require an update to its estimates or judgments, or a revision to the carrying value of its assets or liabilities. These estimates may change as new events occur and additional information becomes available. Actual results could differ materially from these estimates.

Silk Road Medical, Inc.

Notes to Condensed Financial Statements

(unaudited)

Fair Value of Financial Instruments

The Company has evaluated the estimated fair value of its financial instruments as of September 30, 2022 and December 31, 2021. The carrying amounts of certain of the Company’s financial instruments, which include cash equivalents, short-term investments, restricted cash, accounts receivable, accounts payable and accrued liabilities approximate their respective fair values because of the short-term nature of these instruments. Management believes that its debt bears interest at the prevailing market rates for instruments with similar characteristics (Level 2 within the fair value hierarchy); accordingly, the carrying value of this instrument approximates its fair value.

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents. Cash equivalents are recorded at fair value, based on quoted market prices. As of September 30, 2022 and December 31, 2021, the Company’s cash equivalents are entirely comprised of investments in money market funds.

Restricted cash as of September 30, 2022 and December 31, 2021 consists of a letter of credit of $155,000 and $232,000, respectively, representing collateral for the Company's facility lease in California.

Investments

Short-term investments consist of debt securities classified as available-for-sale and have original maturities greater than 90 days, but less than one year as of the balance sheet date. Long-term investments have maturities greater than one year as of the balance sheet date. All investments are recorded at fair value based on the fair value hierarchy. Money market funds are classified within Level 1 of the fair value hierarchy, and commercial paper, corporate bonds/notes, United States Government securities, and asset-backed securities are classified within Level 2 of the fair value hierarchy. Unrealized gains and losses, deemed temporary in nature, are reported as a separate component of accumulated other comprehensive income (loss). Realized gains and losses are included in earnings and are derived based on the specific-identification method for determining the costs of investments sold and were insignificant for the three and nine months ended September 30, 2022 and 2021. Amortization of premiums and accretion of discounts are reported as a component of interest income.

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

Concentration of Credit Risk, and Other Risks and Uncertainties

The Company is subject to risks related to public health crises such as the global pandemic associated with COVID-19. The COVID-19 outbreak has negatively impacted, and may continue to negatively impact the Company’s operations, its revenue and overall financial condition by significantly decreasing the expected number of TCAR procedures performed. The total number of TCAR procedures performed, similar to other surgical procedures, has been significantly depressed during certain periods of time as health care organizations globally prioritized the treatment of patients with COVID-19 and managed through capacity and staffing issues. In the past governmental or hospital authorities have recommended, and in certain cases required, that elective, specialty and other procedures and appointments, be suspended or canceled to focus limited resources and personnel and hospital capacity toward the treatment of COVID-19 and to avoid exposing patients and certain staff to COVID-19. These measures and challenges will likely continue for the duration of the pandemic, which is uncertain, and may continue to negatively impact the Company’s revenue while the pandemic continues. New virus variants, and varying infection rates continue to make the current COVID-related environment highly volatile and uncertain.

Financial instruments that potentially subject the Company to credit risk consist of cash and cash equivalents, investments and accounts receivable to the extent of the amounts recorded on the balance sheet. Cash, cash equivalents, and investments are deposited in financial institutions which, at times, may be in excess of federally insured limits. Cash

Silk Road Medical, Inc.

Notes to Condensed Financial Statements

(unaudited)

equivalents are invested in highly rated money market funds. The Company invests in a variety of financial instruments, such as, but not limited to, commercial paper, corporate bonds/notes, United States Government securities, asset-backed securities and, by policy, limits the amount of credit exposure with any one financial institution or commercial issuer. The Company has not experienced any material losses on its deposits of cash and cash equivalents or investments during the three and nine months ended September 30, 2022 and 2021.

The Company’s accounts receivable are due from a variety of hospitals and medical centers in the United States. At September 30, 2022 and December 31, 2021, no customer represented 10% or more of the Company’s accounts receivable. For the three and nine months ended September 30, 2022 and 2021, there were no customers that represented 10% or more of revenue.

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

Existing or future devices developed by the Company may require approvals or clearances from the U.S. Food and Drug Administration, or the FDA, or international regulatory agencies. In addition, in order to continue the Company’s operations, compliance with various federal and state laws is required. If the Company were denied or delayed in receiving such approvals or clearances, it may be necessary to adjust operations to align with the Company’s currently approved portfolio. If clearance for the products in the current portfolio were withdrawn by the FDA, this would have a material adverse impact on the Company.

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

As a result of the voluntary recall the Company reflected a current asset of $335,000 and $0 on its balance sheet as of December 31, 2021 and September 30, 2022, relating to other direct costs contractually owed by Cordis. The amount was fully paid in January 2022. In addition, as of September 30, 2022 and December 31, 2021, the Company has a remaining accrual of $11,000 relating to its obligation to provide replacement ENROUTE stent delivery systems to its customers.

Deferred Public Offering Costs

Specific incremental legal, accounting and other fees and costs directly attributable to a proposed or actual offering of securities may properly be deferred and charged against the gross proceeds of the offering. As of September 30, 2022

Silk Road Medical, Inc.

Notes to Condensed Financial Statements

(unaudited)

and December 31, 2021, there were $170,000 and $0, respectively, of offering costs primarily consisting of legal fees that were capitalized in other non-current assets on the condensed balance sheet.

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

As of September 30, 2022 and December 31, 2021, the Company recorded $229,000 and $87,000, respectively, of unbilled receivables, which are included in accounts receivable, net on the condensed balance sheet, as the Company has an unconditional right to payment as of the end of the applicable period.

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

Silk Road Medical, Inc.

Notes to Condensed Financial Statements

(unaudited)

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

Cost of Goods Sold

The Company manufactures certain of its portfolio of TCAR products at its California and Minnesota facilities and purchases other products from third-party manufacturers. Cost of goods sold consists primarily of costs related to materials, components and sub-assemblies, manufacturing overhead costs, direct labor, reserves for excess, obsolete and non-sellable inventories as well as distribution-related expenses. A significant portion of the Company’s cost of goods sold currently consists of manufacturing overhead costs. These overhead costs include the cost of quality control, material procurement, inventory control, facilities, equipment and operations supervision and management. Cost of goods sold also includes depreciation expense for production equipment and certain direct costs such as shipping costs and royalties. In May 2021, the Company entered into a lease for an additional facility in Minnesota and began commercial production of the ENROUTE Neuroprotection System in the third quarter of 2022. The Company experienced additional overhead expenses related to the start-up phase of its manufacturing capacity expansion, which were recorded as a period expense during the three and nine months ended September 30, 2022.

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

Comprehensive Loss

Comprehensive loss consists of net loss and changes in unrealized gains and losses on investments classified as available-for-sale. For the three and nine months ended September 30, 2022 and 2021, the Company’s unrealized gains and losses on available-for-sale investments represent the only component of other comprehensive loss that are excluded from the reported net loss and that are presented in the condensed statements of operations and comprehensive loss. Accumulated other comprehensive loss is presented in the accompanying condensed balance sheets as a component of stockholders' equity.

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

Net loss per share was determined as follows (in thousands, except share and per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net loss	$(10,319)	$(13,885)	$(42,396)	$(35,118)
Weighted average common stock outstanding used to compute net loss per share, basic and diluted	35,303,958	34,736,015	35,157,840	34,536,980
Net loss, basic and diluted	$(0.29)	$(0.40)	$(1.21)	$(1.02)

Silk Road Medical, Inc.

Notes to Condensed Financial Statements

(unaudited)

The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted average shares outstanding because such securities have an antidilutive impact due to the Company's net loss:

	September 30,
	2022	2021
Common stock options	4,023,518	3,930,140
Restricted stock units	1,147,820	350,249
	5,171,338	4,280,389

Segment and Geographical Information

The Company operates and manages its business as one reportable and operating segment. The Company’s chief executive officer, who is the chief operating decision maker, reviews financial information on an aggregate basis for purposes of allocating resources and evaluating financial performance. Primarily all of the Company’s long-lived assets are based in the United States. Long-lived assets are comprised of property and equipment. All of the Company’s revenue was in the United States for the three and nine months ended September 30, 2022 and 2021, based on the shipping location of the external customer.

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

Silk Road Medical, Inc.

Notes to Condensed Financial Statements

(unaudited)

significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets.

The following tables sets forth by level within the fair value hierarchy the Company’s assets that are reported at fair value as of September 30, 2022 and December 31, 2021, using the inputs defined above (in thousands):

	September 30, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$51,457	$—	$—	$51,457
Commercial paper	—	14,643	—	14,643
U.S. government securities	—	35,689	—	35,689
Corporate bonds/notes	—	1,502	—	1,502
Asset-backed securities	—	1,992	—	1,992
	$51,457	$53,826	$—	$105,283

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$21,062	$—	$—	$21,062
	$21,062	$—	$—	$21,062

There were no transfers between fair value hierarchy levels during the three and nine months ended September 30, 2022 and 2021.

5.    Balance Sheet Components

Investments

The Company had no investments as of December 31, 2021. The fair value of the Company’s available-for-sale investments as of September 30, 2022 are as follows (in thousands):

	September 30, 2022
		Gross Unrealized		Estimated
	Amortized Cost	Gains	Losses	Fair Value
Money market funds	$51,457	$—	$—	$51,457
Commercial paper	14,643	—	—	14,643
U.S. government securities	35,862	—	(173)	35,689
Corporate bonds/notes	1,515	—	(13)	1,502
Asset-backed securities	1,997	—	(5)	1,992
	$105,474	$—	$(191)	$105,283
Classified as:
Cash equivalents				$51,457
Short-term investments				53,826
				$105,283

All of the Company’s cash equivalents mature within one year as of September 30, 2022 and December 31, 2021. All of the Company’s short-term investments mature within one year as of September 30, 2022. Available-for-sale investments held as of September 30, 2022 had a weighted average days to maturity of 180 days.

The following table presents the Company’s available-for-sale investments that were in an unrealized loss position as of September 30, 2022 (in thousands):

Silk Road Medical, Inc.

Notes to Condensed Financial Statements

(unaudited)

	September 30, 2022
	Less than 12 months
Assets:	Fair Value	Unrealized Loss
U.S. government securities	$35,569	$(173)
Corporate bonds/notes	1,492	(13)
Asset-backed securities	1,989	(5)
	$39,050	$(191)

Inventories

Components of inventories were as follows (in thousands):

	September 30,	December 31,
	2022	2021
Raw materials	$4,178	$2,447
Finished products	16,126	15,437
	20,304	17,884
Less: Reserve for excess and obsolete	(11)	(33)
	$20,293	$17,851

As of September 30, 2022 and December 31, 2021, there were no work-in-process inventories.

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	September 30,	December 31,
	2022	2021
Accrued payroll and related expenses	$12,865	$13,898
Provision for sales returns	531	359
Accrued professional services	1,144	2,039
Operating lease liability	1,814	1,294
Accrued interest payable	504	14
Accrued royalty expense	911	687
Deferred revenue	298	157
Accrued travel expenses	785	590
Accrued clinical expenses	38	99
Accrued other expenses	731	665
Total	$19,621	$19,802

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

The Company also concurrently entered in a Success Fee Agreement in October 2020 with Stifel Bank, which requires that the Company pay Stifel Bank the lesser of 0.75% of the original principal amount of all credit extensions made under the Loan and Security Agreement or $375,000 in the event the Company completes a Liquidity Event (liquidation, merger, sale of the Company or change in control). The Success Fee Agreement terminates on October 29, 2025. The Company has determined the probability of a Liquidity Event to be remote and accordingly, has not recognized a liability as of September 30, 2022.

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

Silk Road Medical, Inc.

Notes to Condensed Financial Statements

(unaudited)

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

As of September 30, 2022, the aggregate outstanding principal balance under the Loan Agreement was $75,000,000 and the variable interest rate was 7.50%. As of September 30, 2022, the Company was in compliance with all applicable financial covenants.

Future maturities under the Oxford Finance term loan agreement as of September 30, 2022 are as follows (in thousands):

Period Ending December 31:	Amount
2022	$1,437
2023	5,703
2024	5,719
2025	5,703
2026	45,699
2027	34,517
98,778
Add: Accretion of closing fees	333
99,111
Less: Amount representing interest	(23,779)
Less: Amount representing debt discount and debt issuance costs	(992)
Present value of minimum payments	$74,340

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

Operating lease costs were $408,000 and $369,000 for the three months ended September 30, 2022 and 2021, respectively, and $1,151,000 and $875,000 for the nine months ended September 30, 2022 and 2021, respectively. Cash paid (net of tenant improvement allowances received) for amounts included in the measurement of operating lease liabilities was $310,000 and $(1,043,000) for the three months ended September 30, 2022 and 2021, respectively, and $(248,000) and $(650,000) for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, the weighted average discount rate was approximately 6.56% and the weighted average remaining lease term was 5.73 years. Balance sheet information as of September 30, 2022 and December 31, 2021 consists of the following (in thousands):

	September 30,	December 31,
Operating Lease:	2022	2021
Operating lease right-of-use assets in other non-current assets	$5,356	$5,219
Operating lease liabilities in accrued liabilities	$1,814	$1,294
Operating lease liabilities in other liabilities	6,378	5,747
Total operating lease liabilities	$8,192	$7,041

The following table summarizes the Company’s operating lease maturities as of September 30, 2022 (in thousands):

Period Ending December 31:	Amount
2022	$483
2023	1,967
2024	1,764
2025	1,079
2026	1,173
2027 and thereafter	3,593
Total lease payments	$10,059
Less: interest	(1,867)
Total lease liabilities	$8,192

Purchase Obligations

Purchase obligations consist of agreements to purchase goods and services entered into in the ordinary course of business. As of September 30, 2022, the Company had non-cancellable purchase obligations to suppliers of $16,645,000.

Indemnification

In the normal course of business, the Company enters into contracts and agreements with suppliers and other parties that contain a variety of representations and warranties and may provide for indemnification of the counterparty. The Company’s exposure under these agreements is unknown because it involves claims that may be made against it in the

Silk Road Medical, Inc.

Notes to Condensed Financial Statements

(unaudited)

future but have not yet been made. To date, the Company has not been subject to any claims or been required to defend any action related to its indemnification obligations.

The Company indemnifies each of its directors and officers for certain events or occurrences, subject to certain limits, while the director or officer is or was serving at the Company’s request in such capacity, as permitted under Delaware law and in accordance with its certificate of incorporation and bylaws. The term of the indemnification period lasts as long as a director or officer may be subject to any proceeding arising out of acts or omissions of such director or officer in such capacity. The maximum amount of potential future indemnification is unlimited; however, the Company currently holds director and officer liability insurance. The Company believes that the fair value of these indemnification obligations is minimal. Accordingly, the Company has not recognized any liabilities relating to these obligations as of September 30, 2022.

Contingencies

The Company is not involved in any pending legal proceedings that it believes could have a material adverse effect on its financial condition, results of operations or cash flows. From time to time, the Company may pursue litigation to assert its legal rights and such litigation may be costly and divert the efforts and attention of its management and technical personnel which could adversely affect its business. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. There were no contingent liabilities requiring accrual at September 30, 2022 and December 31, 2021.

8.    Stockholders’ Equity

Preferred Stock

At September 30, 2022, the Company’s certificate of incorporation, as amended and restated, authorizes the Company to issue up to 5,000,000 shares of preferred stock with $0.001 par value per share, of which no shares were issued and outstanding.

Common Stock

At September 30, 2022, the Company’s certificate of incorporation, as amended and restated, authorizes the Company to issue up to 100,000,000 shares of common stock with $0.001 par value per share, of which 35,381,085 shares were issued and outstanding. The holders of common stock are also entitled to receive dividends whenever funds are legally available, when and if declared by the Board of Directors. As of September 30, 2022, no dividends have been declared to date. Each share of common stock is entitled to one vote.

Disgorgement Proceeds

During the year ended December 31, 2021, the Company received net proceeds of $32,000 related to the disgorgement of short-swing profits under Section 16(b) of the Exchange Act. The amount was recorded as an increase to additional paid-in capital on the balance sheet.

9.    Stock-Based Compensation Plans

As of September 30, 2022, the Company has reserved 6,417,317 shares of common stock for issuance under the 2019 Equity Incentive Plan, or the 2019 Plan.

Silk Road Medical, Inc.

Notes to Condensed Financial Statements

(unaudited)

A summary of the shares available for issuance under the 2019 Plan is as follows:

Number of Shares
Balances, December 31, 2021	2,477,212
Authorized	1,399,235
Granted / Awarded	(1,339,931)
Cancelled	130,168
Balances, September 30, 2022	2,666,684

The exercise price of Incentive Stock Options, or ISOs, and Non-Statutory Stock Options, or NSOs, shall not be less than 100% and 85%, respectively, of the estimated fair value of the shares on the date of grant as determined by the Board of Directors. The exercise price of ISOs and NSOs granted to a 10% stockholder shall not be less than 110% of the estimated fair value of the shares on the date of grant as determined by the Board of Directors. To date, options have a term of ten years and generally vest over 4 years from the date of grant.

Stock option activity under the Company’s 2007 Stock Option Plan, 2015 Equity Incentive Plan and 2019 Plan is set forth below:

	Options Outstanding
	Number of	Weighted Average	Weighted Average Remaining Contractual Term	Aggregate Intrinsic
	Shares	Exercise Price	(Years)	Value
Balances, December 31, 2021	3,780,939	$20.45	6.71	$91,900
Options granted	566,862	37.37
Options exercised	(253,318)	7.22
Options cancelled	(70,965)	40.60
Balances, September 30, 2022	4,023,518	$23.31	6.50	$93,818
Vested and exercisable at September 30, 2022	2,951,426	$17.27	5.78	$84,891
Vested and expected to vest at September 30, 2022	4,023,518	$23.31	6.50	$93,818

The aggregate intrinsic value of options exercised during the nine months ended September 30, 2022 was $8,999,000. The aggregate intrinsic value was calculated as the difference between the exercise prices of the underlying options and the estimated fair value of the common stock on the date of exercise.

Restricted Stock Units

Restricted stock units, or RSUs, are granted under the 2019 Plan and generally vest over four years in annual equal increments. The fair value of RSUs is based on the Company’s closing stock price on the date of grant. A summary of RSUs activity for the nine months ended September 30, 2022 is as follows:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Balances, December 31, 2021	530,274	$53.01
Awards granted	773,069	37.40
Awards vested	(96,320)	50.27
Awards canceled	(59,203)	44.53
Balances, September 30, 2022	1,147,820	$43.16
Expected to vest at September 30, 2022	1,147,820	$43.16

Silk Road Medical, Inc.

Notes to Condensed Financial Statements

(unaudited)

2019 Employee Stock Purchase Plan

As of September 30, 2022, 217,502 shares of common stock have been issued to employees participating in the 2019 Employee Stock Purchase Plan, or the ESPP, and 1,221,354 shares were available for future issuance under the ESPP.

Stock-Based Compensation

The Company estimated the fair value of stock options using the Black–Scholes option pricing model. The fair value of stock options is being amortized on a straight–line basis over the requisite service period of the awards. The fair value of stock options was estimated using the following assumptions for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Expected term (in years)	6.25	5.25 - 6.00	5.25 - 6.25	5.25 - 6.25
Expected volatility	49.8%	46.7% - 47.3%	48.2% - 51.4%	45.0% - 50.4%
Risk-free interest rate	2.88%	0.75% - 0.82%	1.60% - 3.07%	0.41% - 1.08%
Dividend yield	—%	—%	—%	—%

The fair value of the shares to be issued under the ESPP was estimated using the Black-Scholes valuation model with the following assumptions for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Expected term (in years)	0.50	0.50	0.50	0.50
Expected volatility	74.5%	51.5%	51.6% - 74.5%	44.4% - 76.4%
Risk-free interest rate	1.51%	0.03%	0.07% - 1.51%	0.03% - 1.58%
Dividend yield	—%	—%	—%	—%

The following table summarizes the total stock-based compensation expense included in the condensed statements of operations and comprehensive loss for all periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Cost of goods sold	$303	$144	$802	$452
Research and development expenses	1,392	695	3,763	2,020
Selling, general and administrative expenses	4,644	2,847	12,913	8,156
	$6,339	$3,686	$17,478	$10,628

As of September 30, 2022, there was total unrecognized compensation costs of $18,882,000 related to stock options expected to be recognized over a period of approximately 2.46 years, a total of $41,198,000 of unrecognized compensation costs related to unvested RSUs expected to be recognized over a period of approximately 3.00 years and $143,000 of unrecognized compensation costs related to the ESPP, which the Company will recognize over 0.13 years.

10.    401(k) Plan

The Company has a qualified retirement plan under section 401(k) of the Internal Revenue Code, or the IRC, under which participants may contribute up to 90% of their eligible compensation, subject to maximum deferral limits specified by the IRC. The Company may make a discretionary matching contribution to the 401(k) plan and may make a discretionary employer contribution to each eligible employee each year. Beginning in January 2020, the Company started matching employees' contributions to the 401(k) plan at 50% of the first 5% of compensation deferred to the 401(k) plan and at 50% of the first 6% of compensation deferred effective January 1, 2022. The Company's matching contributions were

Silk Road Medical, Inc.

Notes to Condensed Financial Statements

(unaudited)

$352,000 and $308,000 for the three months ended September 30, 2022 and 2021, respectively, and $1,394,000 and $1,003,000 for the nine months ended September 30, 2022 and 2021, respectively.

11.    Subsequent Events

Public Offering of Common Stock

In October 2022, the Company completed an underwritten public offering of 2,674,419 shares of its common stock at a public offering price of $43.00 per share through a registration statement on Form S-3/ASR (File No. 333-238007). The shares include the full exercise of the underwriters’ option to purchase an additional 348,837 shares pursuant to the underwriting agreement. From the offering, the Company received cash proceeds of approximately $108,703,000, net of underwriting discounts and commissions and estimated offering costs which will be paid by the Company.

Item 2: Management Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited interim condensed financial statements and related notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and our audited financial statements and related notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2021. This discussion and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions, that are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section of this Quarterly Report on Form 10-Q entitled “Risk Factors” and the “Cautionary Notes Regarding Forward-Looking Statements” in an earlier section.

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

We began commercializing our products in the United States in late 2015. Our products are currently the only devices cleared and approved by the FDA specifically for transcarotid use. We are also pursuing regulatory clearances in select international markets. TCAR is reimbursed based on established current procedural technology, or CPT, codes and International Classification of Diseases, or ICD-10, codes related to carotid stenting that track to Medicare Severity Diagnosis Related Group, or MS-DRG, classifications. In October 2022, we received approval from the Japan Association for the Advancement of Medical Equipment for the ENROUTE® Transcarotid Neuroprotection System, or ENROUTE NPS, and the ENROUTE® Transcarotid Stent System, or ENROUTE stent, and next steps include assessing the reimbursement process and our pathway and timeline to launch.

We designed our U.S. commercial strategy and built our direct sales force with a particular focus on vascular surgery practices. Vascular surgeons are skilled in endovascular procedures, and our sales and marketing efforts are focused on driving adoption and supporting their practice development by offering them an innovative, safe, effective and minimally-invasive alternative for treating carotid artery disease. We also market to other specialists with experience in carotid endarterectomy, or CEA, and transfemoral carotid artery stenting, or CAS, with the appropriate skill set for TCAR, including neurosurgeons, cardiothoracic surgeons and non-surgical interventionalists in radiology, neuroradiology and cardiology. We also work on developing strong relationships with physicians and hospitals that we have identified as key opinion leaders. We consider the hospitals and medical centers where the procedure is performed to be our customers, as they typically are responsible for purchasing our products.

We manufacture and distribute the ENROUTE NPS at our facilities in Sunnyvale, California, and Plymouth, Minnesota using components and sub-assemblies manufactured both in-house and by third-party manufacturers and suppliers. We purchase our other products from third-party contract manufacturers, including our ENROUTE stent. Many of these third-party manufacturers and outside vendors are currently single-source suppliers. In May 2021, we entered into a lease for an additional facility in Plymouth, Minnesota and in June 2022, we exercised our right of first refusal on additional space at this facility. We began commercial production at our Plymouth, Minnesota facility during the third quarter of 2022 and believe our combined facilities will be sufficient to meet our manufacturing needs for at least the next five years.

In September 2022, we received 510(k) clearance from the FDA for our ENROUTE Enflate® Transcarotid RX Balloon Dilation Catheter and we entered into a manufacturing agreement with Nordson Medical Ireland, Ltd., to supply the Enflate product. We are planning a limited commercial launch of Enflate in the fourth quarter of 2022 with a full market release expected later in 2023.

As of September 30, 2022, we had cash and cash equivalents of $51.3 million, short-term investments of $53.8 million, long-term debt of $74.3 million and an accumulated deficit of $331.1 million. In October 2022, we completed an underwritten public offering of 2,674,419 shares of our common stock at a public offering price of $43.00 per share through a registration statement on Form S-3/ASR (File No. 333-238007). The shares include the full exercise of the underwriters’ option to purchase an additional 348,837 shares pursuant to the underwriting agreement. From the offering, we received cash proceeds of approximately $108.7 million, net of underwriting discounts and commissions and estimated offering costs which will be paid by us.

COVID-19 Pandemic

The global COVID-19 pandemic presents significant risks to us and has had, and continues to have intermittent impacts on our business, operations, and financial results and condition, directly and indirectly, including, without limitation, impacts on: the health of our management and employees; our manufacturing, distribution, marketing and sales operations; our research and development activities, including clinical activities; and customer and patient behaviors. COVID-19 and its variants have negatively impacted, and may continue to negatively impact our operations and revenue and overall financial condition by significantly decreasing the expected number of TCAR procedures performed. The pandemic has also reduced our expectations for the growth rate in the number of TCAR procedures to be performed in the future. The expected number of TCAR procedures performed, similar to other surgical procedures, significantly decreased during various phases of the pandemic as many health care organizations globally prioritized the treatment of patients with COVID-19 while managing through capacity and labor issues. While some hospitals appear to be on the path to normalization, hospitals have and continue to experience staffing shortages and contrast dye shortages, amongst other factors, that cause problems scheduling or rescheduling TCAR procedures. These measures and challenges will likely continue for the duration of the pandemic, which is uncertain, and will significantly reduce our expected revenue while the pandemic continues. As well, due to presumed fear and anxiety, some patients are not accessing routine or emergency health care which may impact our expected procedures and revenue.

Other disruptions or potential disruptions include intermittent restrictions on our personnel to travel and access customers for selling, marketing, training, case support and product development feedback; delays in approvals by regulatory bodies; delays in enrollment of clinical trials; delays in product development efforts; delays in preparation for and launch of our international expansion efforts; and additional government requirements or other incremental mitigation efforts that may further impact our capacity to manufacture, sell and support the use of our products. We have also experienced periodic supply shortages and shipment delays, lockdowns that have affected the availability of certain components and an increase in the cost of certain materials.

New virus variants and varying infection rates have continued to make the current COVID-related environment highly volatile and uncertain. The ultimate extent of the impact of the COVID-19 pandemic on us remains highly uncertain and will depend on future developments and factors that continue to evolve, including the duration and severity of the pandemic, the actions taken to reduce the transmission of COVID-19 or mitigate the burden on hospitals, and the speed with which normal economic, labor market and operating conditions resume, among others. Most of these developments and factors are outside of our control and could exist for an extended period of time even after the pandemic might end.

Components of our Results of Operations

Revenue

We currently derive all of our revenue from the sale of our portfolio of TCAR products to hospitals and medical centers in the United States. Each of our products is purchased individually, and the majority of our revenue is derived from sales of the ENROUTE NPS and the ENROUTE stent. No single customer accounted for 10% or more of our revenue during the three and nine months ended September 30, 2022 and 2021. We expect revenue to increase in absolute dollars as we expand our sales territories and trained physician base, add new accounts, and as existing physicians perform more TCAR procedures. However, we anticipate continued headwinds due to COVID-19 and its variants and their near-term impact on hospital capacity, staffing challenges and patient behavior.

We expect our revenue to fluctuate from quarter-to-quarter due to a variety of factors, including seasonality. For example, in the first quarter, our results can be harmed by adverse weather and by resetting of annual patient healthcare insurance plan deductibles, both of which may cause patients to delay elective procedures. Holiday and summer vacations by healthcare providers and/or patients can also affect procedure volumes that in turn affect hospital ordering patterns. We have also seen procedure volumes moderate during major medical conferences when significant portions of our customer base are attending the conferences.

Cost of Goods Sold and Gross Margin

We currently manufacture the ENROUTE NPS at our facilities in California and Minnesota. We purchase our other products from third-party manufacturers. Cost of goods sold consists primarily of costs related to materials, components and sub-assemblies, direct labor, manufacturing overhead, reserves for excess, obsolete and non-sellable inventories as well as distribution-related expenses. Overhead costs include the cost of quality assurance, material procurement, inventory control, facilities, equipment and operations supervision and management. Cost of goods sold also includes depreciation expense for production equipment and certain direct costs such as those incurred for shipping our products and royalties related to the sale of our ENROUTE stent. We expense all inventory provisions as cost of goods sold. We record adjustments to our inventory valuation for estimated excess, obsolete and non-sellable inventories based on assumptions about future demand, past usage, changes to manufacturing processes and overall market conditions. We expect cost of goods sold to increase in absolute dollars to the extent more of our products are sold.

We calculate gross margin as gross profit divided by revenue. Our gross margin has been and will continue to be affected by a variety of factors, primarily average selling prices, product sales mix, production and ordering volumes, manufacturing costs, product yields, replacement of expired product, headcount and cost-reduction strategies. We expect our gross margin to increase over the long-term as our production and ordering volumes increase and as we spread the fixed portion of our overhead costs over a larger number of units produced, potentially offset by investments in additional operational infrastructure in both California and our new facility in Minnesota. In the short term, we expected our gross margin to be slightly lower as compared to 2021, as we incurred additional overhead related to our investment in the start-up and expansion of our manufacturing capacity in Minnesota. We began commercial production at our Plymouth, Minnesota facility during the third quarter of 2022. We intend to use our design, engineering and manufacturing know-how and capabilities to further advance and improve the efficiency of our manufacturing processes, which we believe will reduce costs and have a positive long-term impact on our gross margin. However, our gross margin could fluctuate from quarter to quarter as we introduce new products, execute certain manufacturing engineering projects, adopt new manufacturing processes and technologies, and expand our distribution operations and infrastructure to support long-term growth and risk mitigation. In addition, COVID-19 and its variants may continue to negatively impact our gross margin in the near term due to unfavorable production variances as a result of lower production and lower demand.

Research and Development Expenses

Research and development, or R&D, expenses consist primarily of engineering, product development, clinical studies to develop and support our products, regulatory expenses, medical affairs, and other costs associated with products and technologies that are in development. These expenses include employee compensation, including stock-based compensation, supplies, consulting, prototyping, testing, materials, travel expenses, depreciation and an allocation of facility overhead expenses. Additionally, R&D expenses include costs associated with our clinical studies, including clinical trial design, clinical trial site initiation and study costs, data management, related travel expenses and the cost of products used for clinical trials, internal and external costs associated with our regulatory compliance and quality assurance functions and overhead costs. We expect R&D expenses as a percentage of revenue to vary over time depending on the level and timing of our new product development efforts, as well as our clinical development, clinical trial and other related activities. In addition, we anticipate that the COVID-19 pandemic may continue to impact our product development efforts and clinical and regulatory matters for the foreseeable future. COVID-19 is delaying enrollment in clinical trials across the medical device industry and may affect any new trials we decide to pursue.

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

Results of Operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2022	2021	2022	2021
Revenue	$37,374	$24,701	$98,567	$73,210
Costs of goods sold	9,308	6,076	26,897	18,213
Gross profit	28,066	18,625	71,670	54,997
Operating expenses:
Research and development	8,471	6,867	27,249	19,611
Selling, general and administrative	28,821	25,049	83,795	68,792
Total operating expenses	37,292	31,916	111,044	88,403
Loss from operations	(9,226)	(13,291)	(39,374)	(33,406)
Interest income (expense), net	(1,097)	(591)	(2,615)	(1,701)
Loss on debt extinguishment	—	—	(245)	—
Other income (expense), net	4	(3)	(162)	(11)
Net loss	$(10,319)	$(13,885)	$(42,396)	$(35,118)

Comparison of Three Months Ended September 30, 2022 and 2021

Revenue. Revenue increased $12.7 million, or 51%, to $37.4 million during the three months ended September 30, 2022, compared to the three months ended September 30, 2021. The increase in revenue was attributable to an increase in the number of products sold as we expanded our sales territories, increased the number of new accounts, trained more physicians in TCAR and as physicians performed more TCAR procedures as compared to the prior period. During the three months ended September 30, 2021, the COVID-19 pandemic negatively impacted revenue as a resurgence in the number of cases of COVID-19 adversely effected hospital capacity and patient behaviors in the third quarter of 2021.

Cost of Goods Sold and Gross Margin. Cost of goods sold increased $3.2 million, or 53%, to $9.3 million during the three months ended September 30, 2022, compared to the three months ended September 30, 2021. This increase was primarily attributable to the increase in the number of products sold. Gross margin for the three months ended September 30, 2022 was 75%, compared to 75% in the three months ended September 30, 2021. During the third quarter of 2022, we began to manufacture commercial product at our Minnesota facility which necessitated that we revalue our standard costs. The revaluation resulted in an increase in standard costs as we capitalized additional operational support and facility costs into our inventory balances, thereby decreasing cost of goods sold and benefiting our gross margin during the current quarter.  The increase in standard costs will be recognized as units are sold in future periods.

Research and Development Expenses. R&D expenses increased $1.6 million, or 23%, to $8.5 million during the three months ended September 30, 2022, compared to $6.9 million during the three months ended September 30, 2021. The increase in R&D expenses was driven by growth in personnel and investment in new and ongoing R&D programs. The increase in R&D expenses was primarily attributable to an increase of $1.6 million in personnel-related expenses, including stock-based compensation, as a result of increased headcount, and an increase of $0.3 million related to the allocated costs of facilities and other related expenses, particularly related to our new facility in Minnesota, partially offset by decreases in clinical and regulatory expenses and in outside services.

Selling, General and Administrative Expenses. SG&A expenses increased $3.8 million, or 15%, to $28.8 million during the three months ended September 30, 2022, compared to $25.0 million during the three months ended

September 30, 2021. The increase in SG&A costs was due to the continued expansion of our sales team and commercial efforts, compared to the third quarter of 2021. The increase in SG&A expenses is primarily attributable to an increase of $3.9 million in payroll and personnel-related expenses and an increase of $0.5 million in physician training and travel-related costs, partially offset by decreases in the allocated costs of facilities and other related expenses and in consulting and professional fees. Personnel-related expenses included stock-based compensation expense of $4.6 million and $2.8 million for the three months ended September 30, 2022 and 2021, respectively.

Interest Income (Expense), Net. Interest income (expense), net increased $0.5 million, or 86%, to an expense of $1.1 million during the three months ended September 30, 2022, compared to an expense of $0.6 million during the three months ended September 30, 2021. The increase in net interest expense was attributable to both the increased interest rate and amount of borrowings outstanding as a result of our May 2022 refinancing of and increase in our debt obligations as compared with the prior period.

Other Income (Expense), Net. There were no significant changes within other income (expense), net during the three months ended September 30, 2022, compared to the three months ended September 30, 2021.

Comparison of Nine Months Ended September 30, 2022 and 2021

Revenue. Revenue increased $25.4 million, or 35%, to $98.6 million during the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021. The increase in revenue was attributable to an increase in the number of products sold as we expanded our sales territories, increased the number of new accounts, trained more physicians in TCAR and as physicians performed more TCAR procedures as compared to the prior period. Although revenue increased during the nine months ended September 30, 2022, as compared with the prior year period, the COVID-19 pandemic continued to impact revenue as resurgences due to the Omicron variant adversely effected hospital capacity and patient behaviors early in the first quarter of 2022 and a resurgence in the number of cases of COVID-19 adversely effected hospital capacity and patient behaviors in the third quarter of 2021.

Cost of Goods Sold and Gross Margin. Cost of goods sold increased $8.7 million, or 48%, to $26.9 million during the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021. Gross margin for the nine months ended September 30, 2022 decreased to 73%, compared to 75% in the nine months ended September 30, 2021. Gross margin decreases in the current period were driven by unfavorable production variances as a result of our COVID-19 related production issues in the first quarter and also by additional overhead related to the start-up and expansion of our manufacturing capacity at our facility in Minnesota, partially offset by a benefit associated with a standard cost revaluation in the third quarter of 2022 as we began to manufacture commercial product at our Minnesota facility.

Research and Development Expenses. R&D expenses increased $7.6 million, or 39%, to $27.2 million during the nine months ended September 30, 2022, compared to $19.6 million during the nine months ended September 30, 2021. The increase in R&D expenses was driven by growth in personnel and investment in new and ongoing R&D programs. The increase in R&D expenses was primarily attributable to an increase of $5.9 million in personnel-related expenses, including stock-based compensation, as a result of increased headcount, an increase of $1.2 million related to the allocated costs of facilities and other related expenses, particularly related to our new facility, an increase of $0.4 million in outside services, and an increase of $0.4 million in product development materials, partially offset by decreases in clinical and regulatory expenses.

Selling, General and Administrative Expenses. SG&A expenses increased $15.0 million, or 22%, to $83.8 million during the nine months ended September 30, 2022, compared to $68.8 million during the nine months ended September 30, 2021. The increase in SG&A costs was due to the continued expansion of our sales team and commercial efforts, compared to the prior period. The increase in SG&A expenses is primarily attributable to an increase of $13.4 million in payroll and personnel-related expenses and an increase of $2.5 million in physician training and travel-related costs. Other increases, which included $0.4 million in software-related expense, and an increase of $0.2 million in marketing and tradeshow expenses, were partially offset by decreases of $0.9 million in the allocated costs of facilities and other related expenses and $0.7 million in consulting and professional fees. Personnel-related expenses included stock-based compensation expense of $12.9 million and $8.2 million for the nine months ended September 30, 2022 and 2021, respectively.

Interest Income (Expense), Net. Interest income (expense), net increased $0.9 million, or 54%, to an expense of $2.6 million during the nine months ended September 30, 2022, compared to an expense of $1.7 million during the nine months ended September 30, 2021. The increase in net interest expense was attributable to both the increased interest rate and amount of borrowings outstanding as a result of our May 2022 refinancing of our debt obligation as compared with the prior period.

Other Income (Expense), Net. Other income (expense), net increased to an expense of $0.2 million during the nine months ended September 30, 2022. The increase in net other expense was attributable to losses on the disposal of property and equipment during the current period.

Liquidity and Capital Resources

Sources of Liquidity

To date, our principal sources of liquidity have been the net proceeds we received through the sales of our common stock in our public offerings, private sales of our equity securities, proceeds from our debt financings, payments received from customers for TCAR products, and to a lesser extent the issuance of common stock through the exercise of stock options and our employee stock purchase program. As of September 30, 2022, we had cash and cash equivalents of $51.3 million, short-term investments of $53.8 million, an accumulated deficit of $331.1 million and $75.0 million outstanding principal under our Loan and Security Agreement, or Loan Agreement, with Oxford Finance LLC and its agents, or Oxford Finance.

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

In October 2022, we completed an underwritten public offering of 2,674,419 shares of our common stock at a public offering price of $43.00 per share through a registration statement on Form S-3/ASR (File No. 333-238007). The shares include the full exercise of the underwriters’ option to purchase an additional 348,837 shares pursuant to the underwriting agreement. From the offering, we received cash proceeds of approximately $108.7 million, net of underwriting discounts and commissions and estimated offering costs which will be paid by us.

We expect to continue to devote a substantial amount of our resources to expand commercialization efforts and increase adoption of TCAR using our products, conduct clinical studies and expand our clinical evidence base, and develop additional products. We will also continue exploring sales and marketing expansion opportunities in international geographies. In addition, as a public company, we incur significant legal, accounting, director and officer liability insurance, exchange listing and SEC compliance, investor relations and other expenses, all of which continue to increase. Because of these and other factors, we expect to continue to incur substantial net losses and negative cash flows from operations for the foreseeable future.

We believe that our cash and cash equivalents and available-for-sale investments as of September 30, 2022, together with our expected revenue and the net proceeds from our recent public offering in October 2022 will be sufficient to meet our capital requirements and fund our operations for at least the next 12 months.

Cash Flows

The following table summarizes our cash flows for each of the periods presented below:

	Nine Months Ended
	September 30,
(in thousands)	2022	2021
Net cash (used in) provided by:
Operating activities	$(29,857)	$(27,503)
Investing activities	(57,117)	58,394
Financing activities	27,972	5,207
Net increase (decrease) in cash, cash equivalents and restricted cash	$(59,002)	$36,098

Net Cash Used in Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2022 was $29.9 million, consisting primarily of a net loss of $42.4 million and an increase in net operating assets of $8.2 million, partially offset by non-cash charges of $20.8 million. The increase in net operating assets was primarily due to increases in accounts receivable which increased due to higher revenue, an increase in inventories to support the growth of our operations, an increase in prepaid expenses and other current assets primarily due to timing of insurance premium payments, and an increase in accounts payable due to timing of payments, partially offset by decreases in accrued liabilities due to timing of payments. The non-cash charges primarily consisted of stock-based compensation, as well as depreciation and amortization, amortization of right-of-use assets, non-cash interest expense, accretion of discounts on investments, loss on debt extinguishment and a loss on the disposal of property and equipment.

Net cash used in operating activities for the nine months ended September 30, 2021 was $27.5 million, consisting primarily of a net loss of $35.1 million and an increase in net operating assets of $5.2 million, partially offset by non-cash charges of $12.8 million. The increase in net operating assets was primarily due to increases in accounts receivable and inventories to support the growth of our operations, an increase in prepaid expenses and other current assets primarily due to timing of insurance premium payments and decreases in accounts payable, accrued and other liabilities, due to timing of payments. The non-cash charges primarily consisted of stock-based compensation, as well as depreciation and amortization, amortization of premiums on investments and of right-of-use assets, non-cash interest expense and provision for excess and obsolete inventories.

Net Cash Provided by (Used in) Investing Activities

Net cash used in investing activities in the nine months ended September 30, 2022 was $57.1 million. Cash used in investing reflected purchases of property and equipment of $3.4 million and purchases of investments of $53.7 million.

Net cash provided by investing activities in the nine months ended September 30, 2021 was $58.4 million. Cash provided by investing reflected maturities of investments of $60.4 million offset by purchases of property and equipment of $2.0 million.

Net Cash Provided by Financing Activities

Net cash provided by financing activities in the nine months ended September 30, 2022 was $28.0 million consisting of proceeds from the issuance of debt of $73.9 million, net of issuance costs paid, and proceeds of $3.1 million from stock option exercises and purchases under our employee stock purchase plan, partially offset by repayment of debt of $49.0 million.

Net cash provided by financing activities in the nine months ended September 30, 2021 was $5.2 million consisting of proceeds from stock option exercises and purchases under our employee stock purchase plan.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements, such as structured finance, special purpose entities, or variable interest entities.

Contractual Obligations and Commitments

As of September 30, 2022, our principal obligations consist of the operating leases for our facilities, our Loan Agreement with Oxford Finance and non-cancellable inventory purchase commitments. The non-cancellable purchase commitments primarily consist of ENROUTE stents and other inventory components.

On May 27, 2022, we drew down $75.0 million under the term loan facility with Oxford Finance and used a portion of the proceeds to pay off outstanding amounts under our loan agreement with Stifel Bank and to terminate the Stifel Bank loan agreement. The principal amount of outstanding term loans under the Loan Agreement with Oxford Finance shall be repaid in equal monthly installments beginning on July 1, 2026. However, if we achieve specified consolidated trailing twelve-month revenues, we may exercise our option to extend the first amortization date for the term loans to July 1, 2027. The term loan may not be reborrowed once repaid, but we may prepay the term loan at any time in full, or in part in increments of $10.0 million. We are required to pay a prepayment fee of 3.0% for prepayments of term loans made in the first year after closing, 2.0% for prepayments of term loans made in the second year after closing, 1.0% for prepayments of term loans made in the third year after closing and no prepayment fees thereafter. Upon the earlier of prepayment or maturity of the term loans, we are required to pay a fee of 5.0% of the aggregate original principal amount of the funded term loans, which fee increases to 6.75% if we exercise our option to extend the amortization date and maturity date. We are also obligated to pay other customary fees for a loan facility of this size and type.

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

In June 2022, we exercised our right-of-first refusal and entered into a lease amendment for the remaining space at our Minnesota facility. The additional 18,783 square feet provides a total of approximately 81,900 square feet of space, has a lease term through November 2029, and increases our total operating lease obligations by approximately $0.9 million during its term.

There have been no other material changes to our contractual obligations from those described above or in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 1, 2022.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and assumptions for the reported amounts of assets, liabilities, revenue, expenses and related disclosures. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and any such differences may be material. There have been no significant and material changes in our critical accounting policies during the three and nine months ended September 30, 2022, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Conditions and Results of Operations - Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 1, 2022.

Recently Issued Accounting Pronouncements

See Note 3 to our condensed financial statements in Part I, Item 1of this Quarterly Report on Form 10-Q for new accounting pronouncements not yet adopted as of the date of this Quarterly Report on Form 10-Q.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily include risk related to interest rate sensitivities and foreign currency exchange rate sensitivity.

Interest Rate Risk

We had cash and cash equivalents and short-term investments of $105.1 million as of September 30, 2022 which consisted of bank deposits, money market funds, U.S. government securities, commercial paper, corporate bonds/notes, and asset-backed securities. The primary objectives of our investment activities are the preservation of capital and support of our liquidity requirements. Our investments are exposed to market risk due to fluctuations in interest rates, which may affect our income and the fair market value of our investments.

We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. A hypothetical 10% change in interest rates would not have a material impact on the value of our cash and cash equivalents or our investments as of September 30, 2022.

Credit Risk

As of September 30, 2022 and December 31, 2021, our cash and cash equivalents were maintained with one and two financial institutions in the United States, respectively, and our current deposits are likely in excess of insured limits. We have reviewed the financial statements of these institutions and believe each to have sufficient assets and liquidity to conduct its operations in the ordinary course of business with little or no credit risk to us. Our cash equivalents and investments are invested in highly rated money market funds, U.S. government securities, commercial paper, corporate bonds/notes and asset-backed securities.

Our accounts receivable primarily relate to revenue from the sale of our products to hospitals and medical centers in the United States. No customer represented 10% or more of our accounts receivable as of September 30, 2022 or December 31, 2021.

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

Part II. Other Information

Item 1. Legal Proceedings

For information with respect to Legal Proceedings, see Note “7. Commitments and Contingencies” to our condensed financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

•We are experiencing inflationary and price pressures, caused by the COVID-19 pandemic or as a result of general macroeconomic factors, which could increase our manufacturing costs and operating expenses and have a material adverse impact on our financial condition and results of operations.

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

•We have a history of net losses, and we expect to incur operating losses in the future and we may not be able to achieve or sustain profitability.

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

•Changes in the CMS fee schedules may affect our hospital customers and thereby harm our revenue and operating results.

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

Risks Related to Our Business

We have a history of net losses, and we expect to incur operating losses in the future and we may not be able to achieve or sustain profitability.

We have incurred net losses since our inception in March 2007. For the nine months ended September 30, 2022 and 2021, we had a net loss of $42.4 million and $35.1 million, respectively, and we expect to continue to incur additional losses in the future. As of September 30, 2022, we had an accumulated deficit of $331.1 million. To date, we have financed our operations primarily through equity and debt financings and from sales of our portfolio of TCAR products. The losses and accumulated deficit have primarily been due to the substantial investments we have made to develop our products, as well as for costs related to general research and development, including clinical and regulatory initiatives to obtain marketing approval, sales and marketing efforts, investments in manufacturing and distribution capacity, and other infrastructure improvements.

Over the next several years, we expect to continue to devote a substantial amount of our resources to increase adoption of TCAR using our products, expand commercialization efforts in the United States and select international markets, improve and expand reimbursement for TCAR, conduct clinical studies, and develop additional products. In addition, as a public company, we incur significant legal, accounting, director and officer liability insurance and other expenses, all of which continue to increase. Accordingly, we expect to continue to incur operating losses for the foreseeable future and we cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will sustain profitability. Our failure to achieve and sustain profitability in the future will make it more difficult to finance our business and accomplish our strategic objectives, which would have a material adverse effect on our business, financial condition and results of operations and cause the market price of our common stock to decline. In addition, failure of our products to significantly penetrate the target markets would negatively affect our business, financial condition and results of operations.

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

•Familiarity and experience with Carotid Endarterectomy, or CEA, and reluctance to change to or use new products and procedures; and

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

The rate of adoption of TCAR and sales of our products that facilitate the procedure is heavily influenced by clinical data. Although the Society for Vascular Surgery’s Patient Safety Organization and their Vascular Quality Initiative, or VQI, contains real world data retrospectively comparing carotid revascularization procedures including TCAR, we have not conducted head-to-head clinical trials to prospectively compare TCAR to the procedures historically available to patients, such as CEA or CAS, which may limit the adoption of TCAR. Additionally, the Carotid Revascularization and Medical Management for Asymptomatic Carotid Stenosis 2, or CREST-2, clinical trial currently funded by the National Institutes of Health, is ongoing and is designed to compare the effectiveness of each of CEA and CAS, in parallel randomized trials, with best medical therapy alone in standard surgical risk asymptomatic patients with carotid artery disease. We estimate that enrollment will not be completed until sometime between 2023-2025, followed by a four-year follow-up period. At the four-year follow-up period post final enrollment, the trial could conclude that medical management alone achieves the same therapeutic results as CEA and/or CAS, which could have an adverse impact on the adoption of TCAR. Finally, our competitors and third parties may also conduct clinical trials of our products without our participation. Unfavorable or inconsistent clinical data from existing or future clinical trials conducted by us, our competitors or third parties, the interpretation of our or other clinical data or findings of new or more frequent adverse events, could have a material adverse effect on our business, financial condition and results of operations.

As physicians are influenced by guidelines issued by physician organizations, such as the Society for Vascular Surgery, or SVS, the rate of adoption of TCAR and sales of our products that facilitate the procedure are also influenced by medical society recommendations. We believe the Society for Vascular Surgery’s Clinical Practice Guidelines, or SVS Guidelines, are of importance to the broader market acceptance of TCAR. The revised SVS Guidelines on the management of carotid artery disease were published in June 2021. Like previous versions of the guidelines, it generally discusses Carotid Artery Stenting, or CAS, and embolic protection methods, including flow reversal. The 2021 edition does state that TCAR is preferred over CEA and CAS in anatomically or physiologically high surgical risk patients, whether symptomatic or asymptomatic. If subsequent versions of the SVS Guidelines do not recommend TCAR, or if the Society for Vascular Surgery issues a negative or more limited statement regarding TCAR, physicians may not adopt or continue to use TCAR or our products at the same rate or at all, which would have a material adverse effect on our business, financial condition and results of operations. Additionally, if key opinion leaders who currently support TCAR cease to recommend TCAR or our products, our business, financial condition and results of operations will be adversely affected.

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

The spread of COVID-19 and its variants, or COVID-19, in the United States has continued to result in intermittent travel restrictions and restrictive hospital policies impacting our sales professionals and therapy development specialists who support them. New virus variants, including the Delta and Omicron variants and subvariants, and varying infection and related hospitalization rates throughout the pandemic have increased the volatility and uncertainty in the expected number of TCAR procedures and demand for our products. Our field-based team continues to be available to support TCAR procedures, either in person or virtually. Members of our field team may, however, choose not to enter hospitals due to preexisting conditions, personal choice, or on doctors’ orders or may be unable to enter hospitals due to hospital policy. While some hospitals appear to be on the path to normalization, hospitals have and continue to experience staffing and contrast dye shortages and resource constraints that cause problems scheduling or rescheduling TCAR procedures. Physicians or their patients may postpone TCAR procedures in response to COVID-19 or divert resources to treat patients with COVID-19 or other conditions deemed higher priority. Some hospitals have also restricted or limited access for non-patients, including our sales professionals and therapy development specialists, which has negatively impacted our access to physicians and their staff. Our business and operations may be impacted by competition for operating room and hybrid operating rooms within hospitals that are resource constrained or have dedicated certain resources only to COVID-19 patients. As hospitals cancel and defer elective surgeries, it reduces their revenue and impacts their financial results, which could result in pricing pressure on our products as they seek cost savings. Prolonged restrictions relating to COVID-19 could adversely affect our procedures and the revenue we derive as a result. Additionally, some hospitals may have cash flow problems or cease doing business due to the impact of COVID-19 on their operations, which could reduce the number of hospitals where TCAR is performed and adversely affect our ability to collect amounts due to us and our revenue as a result.

We expect these challenges may continue to impact the expected number of TCAR procedures, as procedure volumes were impacted by increased COVID-19 hospitalizations and hospital capacity and staffing constraints due to COVID-19 variants at various times during the pandemic. Patients may also be reluctant to visit their physicians at their offices or in hospitals due to fear of contracting COVID-19. Physicians may not be performing as many diagnostic tests for their patients and the labs where these tests are performed may not be open, staffed adequately or open the entire day. Even where physicians continue to treat symptomatic patients, treatment of asymptomatic patients is being deferred in many cases in areas where COVID-19 cases and hospitalizations are significant. The reduction in diagnostic testing and physician visits, the increase in deferred treatment, and patient behaviors have translated into fewer than expected TCAR procedures being performed throughout various periods of the pandemic.

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

The outbreak and persistence of COVID-19 in international markets that we have targeted for our international expansion has delayed preparation for and launch of such expansion efforts. Regulatory timelines for approval in some countries have been delayed. Finally, we anticipate that the COVID-19 pandemic may continue to impact clinical and regulatory matters. COVID-19 is delaying enrollment in clinical trials across the medical device industry and may affect any new trials we are pursuing or decide to pursue, including our ROADSTER 3 trial, which is related to our standard surgical risk post-approval study, and our Neuroprotection in Transcarotid Embolectomy, or NITE-1, trial, which is related to one of our stroke treatment products under development. COVID-19 may cause disruptions that could have a material adverse impact on our clinical trial plans and timelines, including:

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

COVID-19 has created global supply chain constraints and constrained labor markets, which could result in the inability of our suppliers to deliver finished goods, components, sub-assemblies or materials to us on a timely basis or at all.

We are concerned about ensuring an adequate supply of the components, sub-assemblies and materials that are used to manufacture our TCAR products as well as to support our research and development activities for new products. For example, certain liners and shrink tubing used in both the ENROUTE stent and the ENROUTE NPS are in short supply and delivery of these materials are being delayed, which could result in manufacturing delays for our TCAR products. Similarly, we rely on Lake Region Medical for our supply of guidewires, which are also in short supply. If there were a shortage of supply, the cost of components, sub-assemblies and materials may increase or we may need to pay a premium to obtain sufficient supply, either of which could harm our ability to provide our products on a cost-effective basis or at all, or we may experience delays in providing our TCAR products to our customers. We also may experience delays in and increased costs for our research and development programs and clinical trials due to the inability to obtain the necessary materials to advance these programs and trials. In connection with any supply shortages, reliable and cost-effective replacement sources may not be available on short notice or at all, and this may force us to increase prices and face a corresponding decrease in demand for our TCAR products, or force us to absorb these increased costs. In the event that any of our suppliers were to discontinue production of our key product components, sub-assemblies or the materials used in our TCAR products, developing alternate sources of supply for these items would be time consuming, difficult and costly. If we were to experience a supply shortage with our components, sub-assemblies and the materials necessary to manufacture our TCAR products our reputation in the market, demand for our TCAR products and our operating results may be significantly and adversely affected and new products may be delayed.

We are experiencing inflationary and price pressures caused by the COVID-19 pandemic or as a result of general macroeconomic factors, which could increase our manufacturing costs and operating expenses and have a material adverse impact on our financial condition and results of operations.

We continuously monitor the effects of inflationary factors, such as increases in our cost of goods sold and selling and operating expenses, which may adversely affect our results of operations.  Specifically, we are experiencing inflationary and price pressures affecting the cost of the components for our TCAR products and the wages that we pay our employees, as well as the wages our vendors pay their employees, due to challenging labor market conditions.  Competitive and regulatory conditions restrict our ability to fully recover, such as increased costs through price increases, higher costs of acquired goods and services resulting from inflation and other drivers of cost increases.  As a result, we are unlikely to be able to pass these increased costs along to our customers or fully offset the impact of persistent inflation. Our inability or failure to do so could have a material adverse effect on our business, financial condition and results of operations or cause us to need to obtain additional capital earlier than anticipated.

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

Inventory levels in excess of customer demand may result in a portion of our inventory becoming obsolete or expiring, as well as inventory write-downs or write-offs. Conversely, if we underestimate customer demand for our products or our own requirements for components, sub-assemblies and materials, our manufacturing partners and suppliers may not be able to deliver components, sub-assemblies and materials to meet our requirements and our manufacturing may be affected by the impact of COVID-19 and other macroeconomic forces on our suppliers. We are working to increase our inventory on hand in reaction to global supply chain constraints, but these inventory levels may prove to be inadequate. If we do not have adequate supply of components, sub-assemblies and materials there may be interruptions, delays or cancellations of deliveries of our TCAR products to our customers, any of which would damage our reputation, customer relationships and business. In addition, several components, sub-assemblies and materials incorporated into our products require lengthy order lead times, and additional supplies or materials may not be available when required on terms that are acceptable to us or our manufacturing partners, or at all, and our manufacturing partners and suppliers may not be able to allocate sufficient capacity in order to meet our increased requirements, any of which could have an adverse effect on our ability to meet customer demand for our products and our results of operations.

We have limited long-term data regarding the safety and effectiveness of our products, including our ENROUTE stent and TCAR generally.

Our products enable TCAR and our success depends on acceptance of our products and TCAR by the medical industry, including physicians and hospitals. The FDA reviews our products for safety and effectiveness, prior to commercial launch of these products. Thereafter, physicians, through their own use of the products and evaluation of clinical data, make their own decisions as to whether our products are safe and effective for their patients and improve their clinical outcomes. Important factors upon which the effectiveness of our products, including our ENROUTE stent, will be measured include but are not limited to long-term data regarding the risk of stroke and death and the rates of restenosis and reintervention following TCAR. The long-term clinical benefits of procedures that use our products are not fully known. Any late failure of our stent that results in a negative clinical outcome or need for reintervention could deter physicians from adopting our products and could have a material adverse effect on our business, financial condition and results of operations.

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

TCAR is currently covered under certain circumstances for certain patients by the U.S. Centers for Medicare and Medicaid Services, or CMS, under a National Coverage Determination, or NCD, and has been covered by some commercial payers, independent networks and other entities not governed by the National Coverage Determination. The current CMS expanded indication coverage for the standard surgical risk population under the Society of Vascular Surgery’s Patient Safety Organization and their VQI’s TCAR Surveillance Project applies to the Medicare payer population. Currently, there are no published commercial payer policies that provide coverage for TCAR in standard surgical risk carotid endarterectomy patients. We continue to share published clinical evidence to support expanded coverage indications for TCAR with non-Medicare payers.

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

Products for carotid stenting including our TCAR products are covered for Medicare beneficiaries under certain circumstances under an NCD for Percutaneous Transluminal Angioplasty. Coverage for non-Medicare patients depends upon commercial and other payer policies. Based on 2020 principal CAS procedure data from IBM MarketScan Inpatient View Report, we estimate that approximately 75% of carotid procedures are reimbursed by CMS and the remaining approximately 25% are reimbursed by commercial and other payers. The Medicare program is administered by CMS and the Medicare Administrative Contractors, or MACs, which make determinations regarding Medicare hospital and physician coverage and payment. Any future reconsideration of the applicable Medicare NCD could result in expansion of coverage of carotid stenting procedures including TCAR based on FDA-approved indications or continued or additional coverage limitations, including a requirement to participate in CMS approved CAS investigational studies. CMS reimburses hospital inpatient services based on Medicare Severity Diagnosis Related Groups, or MS-DRGs. All CAS, TCAR and CEA procedures are currently paid only as Medicare inpatient procedures. CMS’ policy focus on hospital price transparency, site (e.g. inpatient, outpatient, ambulatory surgery center and office) neutral payments and MS-DRG refinements may place additional downward pressure on future hospital inpatient payments. Medicare payments to physicians are based on a Resource Based Relative Value System. CMS’ policy changes to adjust or reallocate reimbursement between primary care services and specialty services may result in reductions in the payment rate for procedures involving our products. As a result of any reductions in payments to hospitals and physicians for TCAR procedures, TCAR utilization may decline, which would have a material adverse effect on our business, financial condition and results of operations. Additionally, patients may elect to reduce or defer out-of-pocket costs during times of economic uncertainty or periods of legislative change. If hospital, physician and/or patient demand for TCAR, and thus our products that facilitate the procedure, are adversely affected by third-party reimbursement policies and decisions, it will have a material adverse effect on our business, financial condition and results of operations.

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

We rely on Cordis to manufacture the ENROUTE stent pursuant to a supply agreement. We strive to maintain an inventory of several months’ worth of ENROUTE stents to guard against potential shortfalls in supply, and we estimate that it would take one to two years to find an alternative supplier for our ENROUTE stent and multiple years to identify and seek approval for a different carotid stent, and in each case qualify it for use with our other products. In addition, Cordis currently manufactures the ENROUTE stent at a facility in Juarez, Mexico. This facility has previously and in the future could become subject to a COVID-19 outbreak which would cause Cordis to temporarily shut down manufacturing operations, which would in turn present risk to the ongoing supply of our stents used in TCAR procedures. If Cordis's ability to manufacture the ENROUTE stent is interrupted as a result, or if Cordis experiences a product recall or breaches its supply agreement with us, we may not have a sufficient number of stents for delivery to support TCAR procedures. Finally, if not extended, our supply agreement with Cordis will terminate when our license agreement with Cordis terminates and we can provide no assurance that we will be able to negotiate or enter into a new supply agreement with Cordis on terms that are acceptable to us, or at all. We or Cordis may wish to re-evaluate certain aspects of the supply agreement we have with Cordis which may lead to lengthy or costly negotiations and affect our ability to obtain the ENROUTE stent at an acceptable price or at all. Any shortfall in the supply of ENROUTE stents may result in lower adoption rates for TCAR, fewer TCAR procedures being performed generally, and a material adverse effect on our business, financial condition and results of operations.

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

Our business strategy depends on our ability to manufacture, and our contract manufacturers’ ability to manufacture, our current and future products in sufficient quantities and on a timely basis to meet customer demand, while adhering to product quality standards, complying with regulatory quality system requirements and managing manufacturing costs. We have facilities located in Sunnyvale, California, and in Plymouth, Minnesota, where we currently assemble and package certain of our products, and inspect, release and ship all of our products. If our or our manufacturing partners’ facilities suffers damage, or a force majeure event, this could materially impact our ability to operate.

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

As demand for our products increases, we will have to invest additional resources to purchase components, sub-assemblies and materials, hire and train employees and enhance our manufacturing processes. If we or our manufacturing partners fail to increase our production capacity efficiently, we may not be able to fill customer orders on a timely basis, our sales may not increase in line with our expectations and our operating margins could fluctuate or decline. In addition, although we expect some of our products in development to share product features, components, sub-assemblies and materials with our existing products, the manufacture of these products may require modification of our or our manufacturing partners’ current production processes or unique production processes, the hiring of specialized employees, the identification of new suppliers for specific components, sub-assemblies and materials or the development of new manufacturing technologies. It may not be possible for us or our manufacturing partners to manufacture these products at a cost or in quantities sufficient to make these products commercially viable or to maintain current operating margins, all of which could have a material adverse effect on our business, financial condition and results of operations.

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

•Inability of suppliers to comply with applicable provisions of the FDA’s Quality System Regulation, or QSR, or other applicable laws or regulations enforced by the FDA and other state and applicable regulatory authorities;

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

The total addressable market for TCAR is limited by a number of factors. The safety and effectiveness of certain products for TCAR has not been established for certain patients. For example, the FDA-cleared labeling for the ENROUTE NPS states that patients should have at least five centimeters of common carotid artery free of significant disease for initial access to the artery and positioning of the ENROUTE NPS sheath. In addition, per the FDA-approved labeling for the ENROUTE stent, TCAR is limited to certain threshold degrees of stenosis depending on symptom and surgical risk status. In addition, physicians may choose to perform CEA in patients with certain anatomical characteristics, including heavily calcified carotid arteries, calcified lesions or severe vessel tortuosity. Finally, current labeling for our products includes contraindications for certain patients, thus further reducing our total addressable market.

Expanding the addressable market for TCAR is dependent upon reimbursement expansion initiatives, favorable data from any post-approval study we or other researchers conduct, and obtaining and maintaining coverage and adequate reimbursement for any new product approvals.

In May 2022, we announced FDA approval of a label expansion for the ENROUTE stent for use in standard surgical risk patients. In June 2022, we announced that CMS, through collaboration with the Society of Vascular Surgery’s Patient Safety Organization and their VQI, has expanded coverage for TCAR to include standard surgical risk patients within the VQI’s TCAR Surveillance Project. As a condition of FDA approval for such label expansion, we are conducting a prospective, multi-center, single-arm post-approval study, ROADSTER 3, to assess real-world treatment of standard surgical risk patients with carotid artery disease using TCAR and announced enrollment of our first patient in September 2022. If the ROADSTER 3 study or other studies conducted by independent researchers or organizations, or complaints or other reports from our customers or patients, reveal a higher rate of adverse events or other unexpected safety or efficacy concerns, FDA may restrict or withdraw the label expansion approval. Any future report or publication raising any material safety or efficacy concerns regarding any of our approved products or approved uses may cause CMS or other payors to modify or restrict their coverage and reimbursement policies for our products and related procedures. If any of these events were to occur, or if we fail to demonstrate continued safety and efficacy for our approved products and their indications, it may have a material adverse effect on our business, financial condition and results of operations.

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

We currently maintain a portion of our manufacturing, research and development and non-field-based sales, general and administrative operations in a building located in Sunnyvale, California, which is situated on or near earthquake fault lines. We have redundant manufacturing for our ENROUTE NPS at our Plymouth, Minnesota facility. Should our Sunnyvale building be significantly damaged or destroyed by natural or man-made disasters, such as earthquakes, fires or other events, it could take months to relocate or rebuild, during which time our employees may seek other positions and our research and development would cease or be delayed. While we maintain property and business interruption insurance, such insurance has limits and would only cover the cost of rebuilding and relocating and lost revenue, but not general damage, losses caused by earthquakes, losses we may suffer due to our products being replaced by competitors’ products or loss in value due to associated decreases in our stock price. The inability to perform our research and development activities, combined with our limited inventory of materials and components and manufactured products, may cause physicians to discontinue using our products or harm our reputation, and we may be unable to reestablish relationships with such physicians in the future. Consequently, a catastrophic event at our facilities could have a material adverse effect on our business, financial condition and results of operations.

Furthermore, the lease for our Sunnyvale, California manufacturing facility, which contains a renewal option for a five-year lease extension, currently expires in 2024. Our operations are growing at a pace that may require us to find a replacement or expansion facility in California sooner. We may be unable to renew our lease or find a new facility on commercially reasonable terms. If we were unable or unwilling to renew at the proposed rates, relocating our manufacturing facility would involve significant expense in connection with the movement and installation of key manufacturing equipment and any necessary recertification with regulatory bodies, and we cannot assure investors that such a move would not delay or otherwise adversely affect our manufacturing activities or operating results. If our manufacturing capabilities were impaired by our move, we may not be able to manufacture and ship our products in a timely manner, which would adversely impact our business.

In addition, we rely on our manufacturing partners to supply certain of our products, and our partners are subject to similar risks with respect to their facilities. If our manufacturing partners’ facilities are damaged or destroyed and their ability to supply products to us is limited, it could negatively affect our reputation, physician relationships and TCAR adoption, all of which could have a material adverse effect on our business, financial condition and results of operations. Several of our products are sterilized at a particular third-party facility, with limited alternate facilities. If an event occurs that results in damage to or closure of one or more of such facilities, we may be unable to sterilize such products at the previous levels or at all. Because of the time required to approve and license a sterilization facility, a third party may not be available on a timely basis to replace capacity in the event sterilization capacity is lost.

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

We believe that our cash and cash equivalents and investments, together with our expected revenue and the net proceeds from our recent public offering in October 2022 will be sufficient to meet our capital requirements and fund our operations for at least the next 12 months. However, we have based these estimates on assumptions that may prove to be incorrect, and we could spend our available financial resources much faster than we currently expect. Our future funding requirements will depend on many factors, including:

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

•The scope and timing of investment in acute ischemic stroke and other neurovascular and cardiac products we may develop;

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

As of September 30, 2022, we had an aggregate of approximately $75.0 million in principal outstanding under our Loan Agreement with Oxford Finance. We must make significant interest-only monthly payments under the Loan Agreement, which will divert resources from other activities. Our obligations under the Loan Agreement are collateralized by substantially all of our assets and we are subject to customary affirmative and negative covenants, including covenants limiting our ability and the ability of our subsidiaries to, among other things, dispose of assets, effect certain mergers, incur debt, grant liens, pay dividends and distributions on capital stock, make investments and acquisitions, and enter into transactions with affiliates, in each case subject to customary exceptions for a loan facility of this size and type. The covenants related to the Loan Agreement, as well as any future financing agreements into which we may enter, may restrict our ability to finance our operations and engage in, expand or otherwise pursue our business activities and strategies. While we have not previously breached and are not currently in breach of these or any other covenants contained in our Loan Agreement, there can be no guarantee that we will not breach these covenants in the future. Our ability to comply with these covenants may be affected by events beyond our control, and future breaches of any of these covenants could result in a default under the Loan Agreement. If not waived, future defaults could cause all of the outstanding indebtedness under the Loan Agreement to become immediately due and payable, termination of commitments to extend further credit, a 5% increase in the applicable rate of interest and the exercise by the lender of other rights and remedies provided for under the Loan Agreement. If we do not have or are unable to generate sufficient cash available to repay our debt obligations when they become due and payable, either upon maturity or in the event of a default, our assets could be foreclosed upon and we may not be able to obtain additional debt or equity financing on favorable terms, if at all, which may negatively impact our ability to operate and continue our business as a going concern.

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

As of December 31, 2021, we had U.S. federal and state net operating loss carryforwards, or NOLs, of $301.3 million and $254.5 million, respectively. Our U.S. federal NOLs arising in tax years ending on or before December 31, 2017 are subject to expiration and will begin to expire in 2027 (U.S. federal NOLs arising in tax years ending after December 31, 2017 are not subject to expiration) and our state NOLs will begin to expire in 2028. We may use these NOLs to offset taxable income for U.S. federal and state income tax purposes. However, Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, may limit the NOLs we may use in any year for U.S. federal income tax purposes in the event of certain changes in ownership of our company. An “ownership change” pursuant to Section 382 of the Code generally occurs if one or more stockholders or groups of stockholders who own at least 5% of a company’s stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws. Although we have not performed a formal study under Section 382 of the Code, we believe we may have experienced at least one “ownership change” in the past and may have experienced others. In addition, future issuances or sales of our stock, including certain transactions involving our stock that are outside of our control, could result in future “ownership changes.” “Ownership changes” that have occurred in the past or that may occur in the future could result in the imposition of an annual limit on the amount of pre-ownership change NOLs and other tax attributes we can use to reduce our taxable income or income tax liability, potentially increasing and accelerating our liability for income taxes, and also potentially causing those tax attributes to expire unused. Any limitation on using NOLs could, depending on the extent of such limitation and the NOLs previously used, result in our retaining less cash after payment of U.S. federal and state income taxes during any year in which we have taxable income, rather than losses, than we would be entitled to retain if such NOLs were available as an offset against such income for U.S. federal and state income tax reporting purposes, which could adversely impact our operating results. Furthermore, U.S. federal NOLs arising in tax years beginning after December 31, 2017 may only be used to offset 80% of our taxable income. This change may require us to pay U.S. federal income taxes in future years despite generating a loss for U.S. federal income tax purposes in prior years. Limitations under state law may differ.

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

Our long-term strategy is to increase our international presence, including but not limited to securing regulatory approvals and reimbursement in Japan and China. This strategy may include establishing and maintaining physician outreach and education capabilities outside of the United States and expanding our relationships with international distributors, providers and payers. Doing business internationally involves a number of risks, including:

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

•Complexities associated with obtaining and maintaining adequate reimbursement for our products and managing multiple payer reimbursement regimes, government payers or patient self-pay systems;

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

Further, it is possible that others will independently develop the same or similar technology or otherwise obtain access to our unpatented technology, and in such cases we could not assert any trade secret rights against such parties. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our trade secret rights and related confidentiality and nondisclosure provisions. If we fail to obtain or maintain trade secret protection, or if our competitors obtain our trade secrets or independently develop technology similar to ours or competing technologies, our competitive market position could be materially and adversely affected. In addition, some courts are less willing or unwilling to protect trade secrets and agreement terms that address non-competition are difficult to enforce in many jurisdictions and might not be enforceable in certain cases.

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

Changes in the CMS fee schedules may affect our hospital customers and thereby harm our revenue and operating results.

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

Before a new medical device, including our recently FDA approved Investigational Device Exemption, or IDE, for our feasibility study in acute ischemic stroke, NITE-1, or a new intended use for an existing product, can be marketed in the United States, a company must first submit and receive either 510(k) clearance pursuant to Section 510(k) of the Food, Drug and Cosmetic Act, or the FDCA, or approval of a premarket approval, or PMA, application from the FDA, unless an exemption applies.

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

•The applicable regulatory authority may identify significant deficiencies in our manufacturing processes, facilities or analytical methods or those of our third-party contract manufacturers;

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

As a condition of approving a PMA application, the FDA may also require some form of post-approval study or post-market surveillance, whereby the applicant conducts a follow-up study or follows certain patient groups for a number of years and makes periodic reports to the FDA on the clinical status of those patients when necessary to protect the public health or to provide additional safety and effectiveness data for the device. For example, as a condition of the FDA approval for the label expansion for ENROUTE stent to include patients at standard risk for adverse events from carotid endarterectomy, in September 2022, we announced the enrollment of the first patient in ROADSTER 3, our prospective, multi-center, single-arm study to assess real-world treatment of standard surgical risk patients with carotid artery disease using TCAR. Failure to conduct the post-approval study in compliance with applicable regulations or to timely complete required post-approval studies or comply with other post-approval requirements could result in withdrawal of approval of the PMA, which would harm our business. As discussed above, findings of meaningfully higher rates of adverse events or any unexpected safety or efficacy concerns related to our approval products in such post-approval study or any other independent studies or reports can result in FDA withdrawal or restriction of our PMA approval, which can have a material adverse effect on our business prospects, reputation, and market acceptance of our products.

In addition, we are required to investigate all product complaints we receive, and timely file reports with the FDA, including MDRs that require that we report to regulatory authorities if our products may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction were to recur.  If these reports are not submitted in a timely manner, regulators may impose sanctions and we may be subject to product liability or regulatory enforcement actions, including warning letters, untitled letters, fines, civil penalties, recalls, seizures, operating restrictions, denial of requests for 510(k) clearance or premarket approval of new products, new intended uses or modifications to existing products, withdrawal of current 510(k) clearances or premarket approvals and narrowing of approved or cleared product labeling, all of which could harm our business.  In addition, the FDA may provide notice of and conduct additional inspections, such as “for cause” inspections, of our business, sites and facilities as part of its review process. As of October 31, 2022, we had filed 641 MDR reports with the FDA for adverse events and device malfunctions including, but not limited to, stroke, arterial dissection, tip detachment, stent thrombosis and wound complications.

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

•The market price of our common stock can be highly volatile and may fluctuate substantially due to many factors, including:

•Analysts’ estimates, investors’ perceptions, recommendations by securities analysts, the loss of analyst coverage or our failure to achieve analysts’ estimates;

•Quarterly variations in our or our competitors’ results of operations;

•Periodic fluctuations in our revenue, which could be due in part to the way in which we recognize revenue;

•The financial projections we may provide to the public, any changes in these projections or our failure to meet these projections;

•General market conditions and other factors unrelated to our operating performance or the operating performance of our competitors, including deteriorating market conditions due to investor concerns regarding inflation, interest rate and economic policies, supply chain issues, geopolitical tensions including the war between Russia and Ukraine and changes in China-Taiwan relations;

•Changes in reimbursement by current or potential payers;

•Operating performance and stock market valuations of other technology companies generally, or those in the medical device industry in particular;

•Actual or anticipated changes in regulatory oversight of our products;

•The results of our clinical trials as well as studies and registries conducted by others using our products;

•The results of clinical trials that study competing carotid interventions or medical management of carotid artery disease;

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibit Index

The exhibits listed in the accompanying index to exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
3.1**	Amended and Restated Certificate of Incorporation.	S-1	333-230045	3.3	3/4/2019
3.2**	Certificate of Amendment of Amended and Restated Certificate of Incorporation.	8-K	001-38847	3.1	6/22/2021
3.3**	Bylaws of the registrant as currently in effect.	S-1	333-230045	3.5	3/4/2019
4.1**	Specimen Common Stock Certificate of the registrant.	S-1/A	333-230045	4.1	3/25/2019
4.2**	Amended and Restated Registration Rights Agreement by and among the registrant and certain stockholders, dated July 7, 2017.	S-1	333-230045	4.2	3/4/2019
4.3**	Amended and Restated Stockholders Agreement by and among the registrant and certain stockholders, dated July 7, 2017.	S-1	333-230045	4.3	3/4/2019
4.4**	Amendment to the Amended and Restated Registration Rights Agreement, dated March 21, 2019.	S-1/A	333-230045	4.8	3/25/2019
10.1*	Second Amendment to Lease Agreement, dated September 15, 2022, by and between the Registrant and Parkers Lake Medtech LLC.
31.1*	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*#	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*Filed herewith.

**Previously filed.

#This certification is not deemed filed with the SEC and is not to be incorporated by reference into any filing of Silk Road Medical, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

SILK ROAD MEDICAL, INC.

November 9, 2022	By:	/s/ Erica J. Rogers
Erica J. Rogers
President, Chief Executive Officer and Director (principal executive officer)

November 9, 2022	By:	/s/ Lucas W. Buchanan
Lucas W. Buchanan
Chief Financial Officer and Chief Operating Officer (principal financial officer and principal accounting officer)