Form 10-K
period 2022-12-31
Silk Road Medical Inc
filed 2023-02-28
CIK 1397702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________________

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For transition period from               to

Commission File Number   001-38847

______________________________

SILK ROAD MEDICAL, INC.

(Exact name of registrant as specified in its charter)

______________________________

Delaware	20-8777622
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

1213 Innsbruck Dr. Sunnyvale, CA 94089

(Address of registrant’s principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (408) 720-9002

______________________________

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	SILK	Nasdaq Global Select Market

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $1.3 billion as of June 30, 2022 based on the closing sale price of the registrant’s common stock on the Nasdaq Global Select Market on such date. Solely for purposes of this disclosure, shares of common stock held by executive officers and directors of the registrant as of such date have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of January 31, 2023, the number of outstanding shares of the registrant's common stock, par value $0.001 per share, was 38,462,026.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for our 2023 Annual Meeting of Stockholders, or the 2023 Proxy Statement, are incorporated by reference into Part III of this report where indicated. The 2023 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

“Silk Road Medical,” the “Silk Road Medical” logo, “TCAR,” “ENROUTE,” the “ENROUTE” logo, “ENHANCE,” “Enflate” and our other registered or common law trade names, trademarks or service marks appearing in this Annual Report on Form 10-K are our property. Trade names, trademarks and service marks of other companies appearing in this Annual Report on Form 10-K are the property of their respective owners. We do not intend our use or display of other companies’ trade names, trademarks or service marks to imply a relationship with, or endorsement or sponsorship of us by, these other companies unless otherwise stated. Solely for convenience, the trademarks and tradenames referred to in this Annual Report on Form 10-K appear without the ® and ™ symbols, but those references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights, or the right of the applicable licensor to these trademarks and tradenames.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements concerning our business, operations and financial performance and condition, as well as our plans, objectives and expectations for our business, operations and financial performance and condition. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements within the meaning of the federal securities laws and are made pursuant to the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “potential,” “positioned,” “seek,” “should,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology, or the use of future dates.

These forward-looking statements include, but are not limited to, statements about:

•our plans to conduct further clinical trials and anticipated enrollment, clinical sites, completion, results and timing thereof;

•our plans and expected timeline related to our products, including timing of commercial launch, or developing new products, to address additional indications or to obtain regulatory approvals or clearances or otherwise;

•the expected use of our products by physicians, including market awareness, acceptance and adoption of our products and anticipated utilization of our products;

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

•our ability to expand our business into new geographic markets and the anticipated timing thereof, including in Japan and China;

•our compliance with extensive Nasdaq and SEC requirements and government laws, rules and regulations both in the United States and internationally;

•our expectations regarding operating trends, future financial performance and expense management and our estimates of our future expenses, ongoing losses, future revenue, capital requirements and our need for, or ability to obtain, additional financing;

•our ability to identify and develop new and planned products and/or acquire new products;

•our expectations regarding operating in a more normal health care operating environment together with the anticipated continued impact of COVID-19 on our business;

•our experience with inflationary and price pressures and increased labor costs and labor and staffing shortages caused by the COVID-19 pandemic or as a result of general macroeconomic factors;

•developments and projections relating to our market opportunity and penetration, competitors or our industry; and

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

You should read this Annual Report on Form 10-K and the documents that we reference in this Annual Report on Form 10-K and have filed with the U.S. Securities and Exchange Commission, or the SEC, as exhibits to this Annual Report on Form 10-K with the understanding that our actual future results, levels of activity, performance and events and circumstances may be materially different from what we expect.

PART I

Item 1. Business

Overview

We are a medical device company focused on reducing the risk of stroke and its devastating impact. We believe a key to stroke prevention is minimally-invasive and technologically advanced intervention to safely and effectively treat carotid artery disease, one of the leading causes of stroke. Our business is focused on a relatively new approach for the treatment of carotid artery disease called transcarotid artery revascularization, or TCAR, which we seek to establish as the standard of care.

TCAR relies on two novel concepts - minimally-invasive direct carotid access in the neck and high-rate blood flow reversal during the procedure to protect the brain - and combines novel endovascular techniques with fundamental surgical principles. TCAR using our portfolio of products has been clinically demonstrated to reduce the upfront morbidity and mortality risks commonly associated with carotid endarterectomy while maintaining a reduction in long-term stroke risk. We are the first and only company to obtain FDA approvals, secure specific Medicare reimbursement coverage, and commercialize products engineered and indicated specifically for transcarotid use, in patients who require carotid revascularization and are at high risk for adverse events from carotid endarterectomy and who meet certain treatment criteria. In the second quarter of 2022, we announced FDA label and Medicare coverage expansions for the use of TCAR in standard surgical risk patients. As of December 31, 2022, more than 60,000 TCAR procedures have been performed globally, including more than 19,500 in the United States during 2022.

Carotid artery disease is the progressive buildup of plaque causing narrowing of the arteries in the front of the neck, which supply blood flow to the brain. Plaque can embolize, or break away from the arterial wall, and travel toward the brain and interrupt critical blood supply, leading to an ischemic stroke. Carotid artery disease is one of the leading causes of stroke, and stroke is one of the most catastrophic, debilitating, and costly conditions worldwide. We believe the best way to mitigate the mortality, morbidity and cost burden of stroke is to prevent strokes in the first place. Clinical evidence has demonstrated that with proper diagnosis and treatment, stroke due to carotid artery disease is mostly preventable. We believe there were approximately 4.4 million people with carotid artery disease in the United States in 2021, with an estimated 433,000 new diagnoses in 2021, and existing treatment options have substantial safety and effectiveness limitations.

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

To address the invasiveness of CEA, transfemoral carotid artery stenting, or CAS, was developed in the 1990s. The CAS procedure uses minimally-invasive catheters traveling from a puncture site in the groin to place a stent in the carotid artery in the neck to restrain the plaque and prevent embolization that could cause a stroke. While both CEA and CAS have been clinically demonstrated to reduce long-term stroke risk, randomized clinical trials and other studies have shown that CAS, relative to CEA, often results in an almost two-fold increase in stroke within 30 days following treatment, which we believe is due to inadequate protection of the brain. Accordingly, CEA has remained the standard of care. Therefore, we believe reducing the rate of morbidity and mortality of CEA is an unmet clinical need that continues to persist.

TCAR is a minimally-invasive procedure intended to address the morbidity of CEA and the 30-day stroke risk of CAS while maintaining a reduction in long-term stroke risk beyond the first 30 days. TCAR starts with a small incision in the neck slightly above the collarbone, otherwise known as transcarotid access, through which our ENROUTE® Transcarotid Stent System, or ENROUTE stent, is placed during a period of temporary high-rate blood flow reversal that is enabled by our ENROUTE® Transcarotid Neuroprotection System, or ENROUTE NPS. Blood flow reversal directs embolic debris that could cause a stroke away from the brain, while the stent braces the plaque and prevents embolization to afford a reduction in long-term stoke risk. We believe that by meeting the standard of brain protection and reduction in 30-day and long-term stroke risk afforded by CEA, while providing benefits commensurate with an endovascular, minimally-invasive approach, TCAR could become the preferred alternative for carotid revascularization. Additionally, we believe that as our technology becomes more widely adopted, TCAR may become a compelling alternative for patients who are treated with medical management alone each year.

Based on the estimated 433,000 new carotid artery disease diagnoses that occurred in the United States in 2021, we believe a total annual U.S. market opportunity of approximately $3.1 billion exists for our portfolio of TCAR products. There were approximately 169,000 carotid revascularization procedures performed in 2021, which we estimate to represent a market conversion opportunity of approximately $1.2 billion. More than 19,500 TCAR procedures were performed in 2022 in the United States using our products, representing approximately 4% of annual diagnoses of carotid artery disease.

The safety, effectiveness and clinical advantages of TCAR have been demonstrated in multiple clinical trials, post-market studies and registries that have been published in peer-reviewed journals representing outcomes in more than 25,000 patients to date. The results of our U.S. pivotal trial, ROADSTER, reflect the lowest reported 30-day stroke rate for any prospective, multicenter clinical trial of carotid stenting of which we are aware. Our ROADSTER 2 post-approval study was completed in 2019 and showed a thirty-day stroke rate of 0.6% in the primary analysis population. Additionally, data on real-world outcomes of TCAR relative to CEA and CAS have continued to accrue through the ongoing TCAR Surveillance Project, or TSP, which is an ongoing open-ended registry sponsored by the Society for Vascular Surgery through the Vascular Quality Initiative, or VQI. In a VQI study published in the Journal of the American Medical Association in December 2019, a propensity matched analysis of 3,286 high surgical risk patients in each cohort showed in-hospital stroke or death was significantly lower for TCAR at 1.6% versus 3.1% for CAS, p < 0.001. The statistically significant difference favoring TCAR persisted through 30 days and 1 year. In a VQI study published in the Annals of Surgery in September 2020, a propensity matched analysis of 6,384 high surgical risk patients in each cohort demonstrated significant reduction in the risk of in-hospital myocardial infarction and cranial nerve injury after TCAR compared to CEA (0.5% vs. 0.9%, p = 0.005; 0.4% vs. 2.7%, p < 0.001, respectively), with no differences in the rates of in-hospital stroke/death (1.6% TCAR and 1.6% CEA).

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

We began commercializing our products in the United States in late 2015. Our revenue increased to $138.6 million for the year ended December 31, 2022 compared to $101.5 million and $75.2 million for the years ended December 31, 2021 and 2020, respectively, representing growth of 37% and 35%, respectively. Our net losses were $55.0 million, $49.8 million and $47.4 million for the years ended December 31, 2022, 2021 and 2020, respectively. As of December 31, 2022 and 2021, our accumulated deficit was $343.7 million and $288.7 million, respectively.

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

We recently expanded our product portfolio with the limited market release of our ENROUTE Enflate Transcarotid RX Balloon Dilation Catheter, or ENROUTE Enflate, in the fourth quarter of 2022. A full market release is planned in 2023. Today, our product portfolio consists of the following five single-use components:

• • • •

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
ENROUTE Enflate Transcarotid RX Balloon Dilation Catheter

•Specialty balloon designed for the TCAR procedure

•Short working length and size optimized for use in carotid anatomy

•Non-fluoro visual indicator that aligns the tip of the balloon with the tip of the arterial sheath

The ENROUTE NPS is cleared for transcarotid vascular access, introduction of diagnostic agents and therapeutic devices, and embolic protection during carotid artery angioplasty and stenting procedures for patients diagnosed with carotid artery stenosis and who have appropriate anatomy. The ENROUTE stent is approved for use in conjunction with the ENROUTE NPS for the treatment of patients at high and standard risk for adverse events from carotid endarterectomy, who require carotid revascularization and meet certain criteria.

Clinical Data

The safety, effectiveness and clinical advantages of TCAR have been demonstrated in multiple clinical trials, post-market studies and registries that have been published in peer-reviewed journals representing outcomes in more than 25,000 patients to date. Our first-in-human trial, the PROOF Study, was initiated as a feasibility study to assess the safety and performance of the ENROUTE NPS and later was expanded to support CE marking of the ENROUTE NPS. Data from the PROOF Study were also used to support FDA approval of the investigational device exemption, or IDE, for the ROADSTER Study. Data from the pivotal cohort of the ROADSTER Study supported FDA 510(k) clearance of the ENROUTE NPS, and a subset of the data supported pre-market, or PMA, approval of the ENROUTE stent. We have completed a post-market approval study, ROADSTER 2, which was designed to evaluate the outcomes in TCAR procedures using the ENROUTE stent used in conjunction with the ENROUTE NPS in broader, “real‑world” use among 692 patients that were enrolled. In May 2022, FDA granted approval for an expanded label indication of the ENROUTE stent allowing for treatment of patients at standard surgical risk, in addition to patients at high surgical risk. This approval was obtained by submitting a retrospective matched analysis of 5,066 standard risk TCAR patients with 15,198 CEA patients in a 1:3 ratio from VQI’s TCAR Surveillance Project (TSP) and CEA registries, both sponsored by the Society for Vascular Surgery. Data on TCAR outcomes also continues to accrue through TSP, an ongoing real‑world, open-ended registry. The VQI stated that close to 35,000 TCAR procedures have been submitted to the registry as of September 1, 2022.

Summary of Key Clinical Trials

	PROOF	ROADSTER	ROADSTER 2	ROADSTER 3	TCAR Surveillance Project
Study Type	First in Human	U.S. Pivotal IDE Study	U.S. Post-Approval Study	U.S. Post-Approval Study	Real world observation
CE Marking
DW-MRI Sub-Study
Patients	75 pivotal	67 Lead-in	692	Up to 400	Open Ended
	56 DW-MRI Sub-Study	141 Pivotal
78 Continued
Access
52 Stent Sub-
Study
Profile	High Surgical Risk and Standard Surgical Risk	High Surgical Risk	High Surgical Risk	Standard Surgical Risk	High Surgical Risk and Standard Surgical Risk
Status	Complete	Complete	Complete	Enrolling	Ongoing - > 35,000 TCAR cases as of September 1, 2022, per VQI
Carotid Stent Systems Used	CE Marked Carotid Stents, including the Cordis Precise Stent	FDA Approved Carotid Stents, including the Cordis Precise Stent	ENROUTE Transcarotid Stent System	ENROUTE Transcarotid Stent System	ENROUTE Transcarotid Stent System

Summary of TCAR Clinical Trial Outcomes

	PROOF	Pooled ROADSTER		ROADSTER 2
	Intention to Treat population	Intention to Treat population	Per-protocol	Intention to Treat population	Per-protocol
Stroke at 30 days
All stroke	1.3%	1.4%	0.5%	1.9%	0.6%
All stroke and death	1.3%	2.3%	1.5%	2.3%	0.8%
Other adverse events at 30 days
Myocardial infarction	0.0%	1.4%	1.0%	0.9%	0.9%
Cranial Nerve Injury*	2.7%	0.5%	NR	1.40%	NR

(Acute)
Cranial Nerve Injury	2.7%	0.0%	NR	0.9%**	NR

(persisting at 6 months)
Procedural information
Mean procedure time (mins)	NR	73.2	NR	74.8	74.6
Mean length of stay (days)	NR	1.7	NR	NR	1.6

*Only tabulated for Intention to Treat population.

**Evaluated at 90 days.

PROOF First-in-human Clinical Trial

Our first-in-human trial, the PROOF Study, was a single-arm trial conducted at one trial site in Europe from 2009 to 2012. The PROOF Study was initiated as a feasibility study to assess the safety and performance of the ENROUTE NPS in a limited number of patients, initially enrolling 10 patients. The PROOF Study was later expanded to 75 patients to collect the clinical data necessary to support the original CE marking of the ENROUTE NPS. The results from the PROOF Study demonstrated TCAR was technically feasible and resulted in a minor stroke incidence of 1.3% within 30 days (zero major strokes), which was significantly lower than that reported for CAS in prior clinical trials. A sub-study of 56 patients who underwent pre- and post-procedure diffusion-weighted magnetic resonance image scanning, or DW-MRI, demonstrated only 18% of the sub-study population presented with ipsilateral new white lesions. This was comparable to CEA results in prior clinical trials and significantly less than that reported in prior CAS trials. Data from the PROOF Study were also used to support FDA approval of the IDE for the ROADSTER Study.

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

Among the intention-to-treat, or ITT, study population, which included patients treated despite major protocol deviations, the primary endpoint event rate at 30 days was 3.5%, comprised of two strokes, two deaths, and one myocardial infarction. Of note, in the per protocol, or PP, analysis, which included only patients who met all study eligibility criteria, the primary endpoint event rate was 2.9%, comprised of one stroke, two deaths, and one myocardial infarction. The data from the ITT analysis supported FDA 510(k) clearance of the ENROUTE NPS.

A continued access phase of the ROADSTER Study was conducted during the time that the 510(k) premarket notification for the ENROUTE NPS was under review by FDA. This phase enrolled an additional 78 patients with the same primary and secondary endpoints and similar results as the pivotal phase of the ROADSTER Study. The ENROUTE NPS was 510(k) cleared by the FDA in February 2015.

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

We also initiated a separate sub-study of patients treated on a PP basis in the ROADSTER pivotal and continued access cohorts to assess the longer-term rate of ipsilateral stroke beyond 30 days. This sub-analysis, which consisted of 164 patients including 112 from the pivotal phase and 52 from the continued access phase, provided insight into the ability of TCAR to limit stroke incidence in longer-term follow-up. At one-year follow-up, the ipsilateral stroke rate was 0.6% beyond 30 days.

ROADSTER 2 U.S. Post-Market Approval Study

The ROADSTER 2 Post Approval Study was a condition of PMA approval for the ENROUTE stent. The study evaluated the outcomes in TCAR using the ENROUTE stent in conjunction with the ENROUTE NPS in broader, “real world” use. Similar to the sub-analysis from the ROADSTER Study that led to PMA approval of the ENROUTE stent, the primary endpoint, was the rate of procedural success at 30 days in high surgical risk patients with a three-year minimum life expectancy in the PP study population.

The ROADSTER 2 study enrolled 692 patients at 42 sites, of which 632 patients were included in the PP analysis. Among the operating physicians in the study, 62% of the participating patients were treated by physicians who did not participate in the pivotal ROADSTER Study. Enrollment commenced in 2015 and was completed, along with the final 30-day follow-up assessments in 2019.

The primary endpoint of ROADSTER 2 was successfully met with a procedural success rate of 97.9%, which compared favorably to the rate of procedural success (98.1%) in the ROADSTER Sub-Study population. Data from a subset of ROADSTER 2 subjects (n=155) were analyzed to assess the incidence of ipsilateral stroke from day 31 through day 365 post-procedure. The ipsilateral stroke rate at one-year follow-up was 0% beyond 30 days.

The Society for Vascular Surgery’s TCAR Surveillance Project

The TCAR Surveillance Project, or TSP, was implemented in September 2016 as an initiative of the Society for Vascular Surgery Patient Safety Organization. The TCAR Surveillance Project is an ongoing, open-ended registry that was designed to monitor the safety and effectiveness of transcarotid stents placed directly into the carotid artery while reversing blood flow within the carotid artery. It is intended to compare TCAR with CEA in centers that participate in the Society for Vascular Surgery Vascular Quality Initiative, or VQI. The TCAR Surveillance Project was reviewed by the FDA and deemed to be a scientifically valid extension study of TCAR, thereby allowing CMS to provide coverage within the parameters of the existing National Coverage Determination. The Society for Vascular Surgery VQI is designed to improve the quality, safety, effectiveness and cost of vascular health care by collecting and exchanging information, and is available to all providers of vascular health care and their respective institutions participating in the registry. Because data from CAS and CEA procedures are also collected in their respective registries within the Society for Vascular Surgery VQI, comparisons of TCAR to CAS or CEA can also be made.

Eligible patients must meet the inclusion criteria specified for the TCAR Surveillance Project. This means patients must have had their TCAR procedure performed using any FDA-cleared transcarotid proximal embolic protection device utilizing flow reversal, such as our ENROUTE NPS, and any FDA-approved transcarotid stent, such as our ENROUTE stent. To date, the ENROUTE stent and the ENROUTE NPS are the only such devices cleared and approved by the FDA. Additionally, patients had to be at high surgical risk. Following FDA’s approval expanding the indication for the ENROUTE stent to standard surgical risk patients, CMS announced expanded coverage for standard risk patients entered in TSP in June 2022. As a result, TCAR procedures performed for either high surgical risk or standard surgical risk patients who are entered into TSP are eligible for reimbursement by Medicare if the patients meet the additional requirements set forth above.

The Society for Vascular Surgery VQI has reported that 634 centers have contributed more than 35,000 TCAR procedures to the CAS VQI registry as of September 1, 2022. Over time, it is expected that physicians and academic researchers will continue to query the database and produce publications in peer review journals, and present data at medical conferences, regarding the safety and effectiveness of TCAR in real world use.

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

Ongoing TCAR Studies

ROADSTER 3 U.S. Post-Market Approval Study

In May 2022, we announced FDA approval of a label expansion for the ENROUTE stent for use in standard surgical risk patients. In June 2022, we announced that CMS, through collaboration with the SVS’s Patient Safety Organization and their Vascular Quality Initiative, or VQI, has expanded coverage for TCAR to include standard surgical risk patients within the VQI’s TCAR Surveillance Project. As a condition of FDA approval for such label expansion, we are conducting a prospective, multi-center, single-arm post-approval study, ROADSTER 3, to evaluate on-label usage of the ENROUTE Stent and the ENROUTE NPS for the treatment of patients at standard risk for adverse events from carotid endarterectomy who require carotid revascularization and who are eligible for treatment with these devices. The targeted enrollment in ROADSTER 3 is a maximum of 400 patients treated per protocol across an estimated 30 to 60 U.S. sites. The primary endpoint is a hierarchical composite of major adverse events defined as any death, stroke or myocardial infarction within 30 days of the index procedure, plus ipsilateral stroke within 31 days to 365 days of the TCAR procedure.

Our Commercial Strategy

We believe vascular surgeons represent the specialty most frequently responsible for managing the care of and receiving referrals for patients with carotid artery disease and are skilled in endovascular procedures. Our sales, marketing, professional education and medical affairs efforts are focused on driving adoption and supporting their practice development by offering them an innovative, safe, effective and minimally-invasive alternative for treating carotid artery disease.

We market and sell our products in the United States through a direct sales organization consisting of sales management, sales representatives, known as area managers, or AMs, and clinical support specialists, known as therapy development specialists, or TDSs. The AMs are typically complemented by one or more TDSs in each territory. Our sales professionals have substantial experience launching and establishing new disruptive therapies and converting open surgical procedures to minimally-invasive alternatives. We primarily market our products directly to vascular surgeons, their staffs, operating room managers and hospital administrators. We also market to other specialists with experience in CEA and/or CAS with the appropriate skill set for TCAR, including neurosurgeons, cardiothoracic surgeons and non-surgical interventionalists in radiology, neuroradiology and cardiology.

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

Our highly specialized AMs and TDSs, along with other key employees, receive in-depth training and develop a thorough understanding of carotid artery disease, patient selection, imaging interpretation, procedure planning, reimbursement and regulatory policies to meaningfully support our customers and maintain compliance. Our extensive training and continuous education program consists of foundational training, procedure observation, and sales skills development. Our personnel are selected based on their focus on patient outcomes and delivering a positive customer experience in addition to their technical and clinical aptitude.

Additionally, we support our sales organization with marketing and market and practice development initiatives. We plan to continue to expand and enhance our marketing and analytics capabilities to support our growing commercial organization and customer base.

While our current commercial focus is on the U.S. market, in the fourth quarter of 2022, we received approval from the Japan Association for the Advancement of Medical Equipment for our ENROUTE NPS, and the ENROUTE stent. Our next steps include assessing the reimbursement process and our pathway and timeline to launch. We are also pursuing regulatory clearances in China. We do not currently sell our products in markets outside the United States.

Professional Education

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

Our practice is to require physicians to complete a training program before performing TCAR, which is also a regulatory requirement derived from the PMA approval of the ENROUTE stent. To facilitate training, we have developed a robust training course including clinical and procedural details as well as hands-on workshops designed to provide the highest potential for successful outcomes. We conduct physician training courses in large group, in-person formats as well as virtual and small group, socially distanced formats as needs have dictated during the COVID-19 pandemic. We also provide training through physician proctors on an as needed basis. As of December 31, 2022, we have trained and certified over 2,400 physicians in the United States.

Coverage and Reimbursement

Based on 2020 CAS procedure data from IBM® MarketScan® Inpatient View, we estimate that approximately 75% of carotid procedures are reimbursed by CMS, and the remaining approximately 25% are reimbursed by commercial and other payers. TCAR is currently covered by CMS in high surgical risk patients who are symptomatic with greater than or equal to 70% stenosis. As of September 2016, TCAR is also covered by CMS in the Society for Vascular Surgery Vascular Quality Initiative TCAR Surveillance Project (VQI TSP) for high surgical risk patients who are either symptomatic with greater than or equal to 50% stenosis or asymptomatic with greater than or equal to 80% stenosis. Effective May 31, 2022, CMS expanded coverage in the VQI TSP to include the standard surgical risk patient population.

On January 12, 2023 CMS accepted a formal request to reconsider NCD 20.7 to expand coverage of Percutaneous Transluminal Angioplasty, or PTA, and CAS with embolic protection. The scope of this reconsideration includes TCAR procedures. CMS expects to complete their analysis and publish their final decision in the fourth quarter of 2023.

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

Coding for Hospitals

There are a number of appropriate ICD-10-CM diagnosis codes that describe occlusions and stenosis of carotid arteries for asymptomatic patients as well as cerebral infarction due to embolus and thrombus of carotid arteries for symptomatic patients, which establish medical necessity. As of October 1, 2020, the proper ICD-10-PCS procedure codes for TCAR includes a code for carotid stenting [e.g. 037(H/J/K/L)3(D/E/F/G)Z] and a code for extracorporeal reverse flow neuroprotection [e.g. X2(H/J) 336]. Based on the ICD 10 diagnosis and procedure codes, TCAR inpatient admissions are assigned to MS-DRG 034 when the patient presents with major complications or co-morbidities, or MCC, 035 when the patient presents with a complication or co-morbidity, or CC, or 036 for patients without complications or co-morbidities.

Payment for Physicians

The 2023 national average physician professional fee payment for CPT code 37215 is approximately $983. We believe physicians feel this level of payment represents a reasonable amount for TCAR. CEA procedures are reimbursed under CPT code 35301, for which the 2023 national average physician professional fee payment is $1,119.

Payment for Hospitals

The national unadjusted 2023 payment amounts for MS-DRGs 034, 035 and 036 are $27,434, $15,666 and $12,901, respectively. Based on prior procedure volumes assigned to MS-DRGs, we estimate that the weighted average payment amount across MS-DRGs 034, 035 and 036 is $15,849 in 2023. These MS DRG payments are intended to cover all hospital costs associated with treating an individual during his or her hospital stay, except for physician charges associated with performing medical procedures. We believe that facilities feel this level of payment represents a reasonable amount for the treatment of patients with TCAR. CEA procedures are reimbursed under MS-DRGs 037, 038 and 039. We expect the national unadjusted 2023 payment amounts for MS-DRGs 037, 038 and 039 to be $23,137, $11,219 and $7,907, respectively. Based on prior procedure volumes, we estimate that the weighted average payment amount across these three Extracranial Procedure MS-DRGs to be $10,596. The base payment amounts for MS-DRGs may vary greatly by individual acute-care hospital for several reasons including but not limited to geographic, teaching status, case-mix index, and use of electronic health record systems.

Coverage

Pursuant to the NCD 20.7 for PTA, TCAR is currently covered by CMS in high surgical risk patients who are symptomatic with greater than or equal to 70% stenosis. The VQI TSP is an FDA-approved extension study, and as such, as of September 2016, TCAR is also covered by CMS in the VQI TSP for high surgical risk patients who are either symptomatic with greater than or equal to 50% stenosis or asymptomatic with greater than or equal to 80% stenosis. On May 31, 2022 CMS expanded coverage to include standard surgical risk patients under the VQI TSP. For billing purposes, facilities and providers can submit claims for the TCAR Surveillance Project using National Clinical Trial identifier NCT02850588.

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

Research, Development and Clinical Programs

Our research and development activities encompass basic research, clinical research and product development. Our engineering team has mechanical engineering, project management, materials science, and prototyping expertise. In addition, our clinical research organization has trial design, project management, data management and other clinical study operational expertise.

Our research and development efforts are currently focused on improving and expanding our portfolio of TCAR products and their labeled indications for use to further improve and simplify the treatment experience for a broad base of patients and physicians. We have worked together with vascular surgeons and other physicians to develop our products. We believe our research and development capabilities, clinical and regulatory organizations and unique insights will enable us to continue to lead the TCAR category.

Our clinical research activities are currently focused on our feasibility study in acute ischemic stroke, NITE-1, as well as initiating clinical sites and enrolling patients in ROADSTER 3, our post-approval study for TCAR in standard surgical risk patients.

We also have a broad intellectual property platform addressing the transcarotid approach and, in the future, we intend to leverage our expertise to develop new products targeting market opportunities and disease states that could benefit from the physiologic and engineering advantages made possible by our transcarotid approach, including in the heart, aortic arch and brain.

For the fiscal years ended December 31, 2022, 2021 and 2020, our research, development and clinical expenses were $36.4 million, $27.1 million and $21.3 million, respectively.

Seasonality

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

Some competitors market other endovascular products that can be used in CAS and TCAR, such as peripheral access kits, guidewires, balloons and sheaths. Such companies include but are not limited to Abbott, Boston Scientific, Cordis, Medtronic and Cook.

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

As of December 31, 2022, we owned 144 patents globally, of which 74 were issued U.S. patents and 70 were patents outside of the United States. Our patents expire between November 2024 and July 2039. Our material patents, their jurisdiction, expiration date and the product to which they relate, are listed in the table below:

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

As of December 31, 2022, we had 91 pending patent applications globally, including 47 in the United States and 44 outside the United States.

As of December 31, 2022, we had trademark registrations for “Silk Road Medical,” the “Silk Road Medical” logo, “TCAR,” “Enroute” and the “Enroute” logo and “Enhance” in the United States, and various other countries. Including these trademark registrations, our trademark portfolio contained 101 trademark registrations/applications.

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

Manufacturing and Supply

We currently manufacture the ENROUTE NPS at our facilities in Sunnyvale, California and Plymouth, Minnesota. These facilities provide an aggregate of approximately 35,000 square feet of space for our production and distribution operations, including manufacturing, quality control and storage. We believe our combined facilities will be sufficient to meet our ENROUTE NPS manufacturing needs for at least the next five years.

Our manufacturing and distribution operations are subject to regulatory requirements of the FDA’s Quality System Regulation, or QSR, for medical devices sold in the United States, set forth in 21 CFR part 820. Our quality system is also certified as demonstrating compliance to ISO 13485:2016. In July 2022, we voluntarily requested the cancellation of our CE Mark certifications for business reasons but will continue to work with our Registrar to maintain ISO 13485:2016 certification. We may seek new CE Mark certifications in the future. We are also subject to applicable local regulations relating to the environment, waste management and health and safety matters, including measures relating to the release, use, storage, treatment, transportation, discharge, disposal, sale, labeling, collection, recycling, treatment and remediation of hazardous substances.

The FDA monitors compliance with the QSR through periodic inspections of our facilities. Our suppliers’ facilities are also subject to FDA regulations, including the QSR, and unannounced inspections by the FDA and other similar regulatory authorities. Our Registrar for ISO 13485:2016, British Standards Institute, or BSI, monitors compliance to the standard’s requirements through annually scheduled audits of our manufacturing facilities.

We have been an FDA registered medical device establishment and California licensed medical device manufacturer since 2011. We moved to our current Sunnyvale, California facility in June 2018, which was registered with the FDA in June 2018 and was issued a California device manufacturing license in August 2018. An ISO 13485 audit was conducted in September 2018 and our California facility was recommended for certification. We completed FDA registration of our Plymouth, Minneapolis facility in May 2022 and are working toward its ISO 13485 certification.

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

Since obtaining ISO 13485 certification in 2011, BSI has conducted scheduled surveillance audits annually, recertification audits every third year, and periodic audits since the initial certification period starting in 2011 for compliance with ISO 13485. The most recent recertification audit was conducted in November 2020, and no major non-conformities were identified. The most recent surveillance audit was conducted in September 2022, and no major non-conformities were identified. We are no longer subject to unannounced audits. The most recent unannounced audit was conducted in July 2014, and no major non-conformities were identified. We believe that we are in compliance, in all material respects, with all ISO 13485 requirements.

Manufacturing of the materials and components of the ENROUTE NPS are provided by approved suppliers, some of which are single-source suppliers of key components, sub-assemblies and materials. We purchase finished transcarotid access kit, guidewires, balloons and stents through contract manufacturers. Cordis is our contract manufacturer and currently the sole source supplier for the ENROUTE stent. We typically maintain several months’ worth of ENROUTE stents in inventory, and we estimate that it would take up to two years or more to qualify a second source supplier for our ENROUTE stent. The suppliers for the ENROUTE NPS and our other product lines are evaluated, qualified and approved through a stringent supplier management program, which includes various evaluations, assessments, qualifications, validations, testing and inspection to ensure the supplier can meet acceptable quality requirements. We ensure a strict change control policy with our key suppliers to ensure that no component or process changes are made without our prior approval.

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

Cordis License Agreement

In December 2010, we entered into a license agreement, or the Cordis License Agreement, with Cordis. Pursuant to the Cordis License Agreement, Cordis granted us a worldwide, non-exclusive, royalty-bearing license to certain of its intellectual property related to the PRECISE carotid stent, or the Licensed IP, for transcervical treatment of carotid artery disease with an intravascular stent for certain applications for accessing blood vessels through the neck and cervical area. Cordis may not license the Licensed IP in our licensed field of use to any other third party during the term of the Cordis License Agreement.

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

Cordis has the exclusive right to manufacture and supply the current generation of the ENROUTE stent during the term of the Cordis Supply Agreement. If Cordis is not able to supply the ENROUTE stent, upon our election, Cordis shall permit Confluent or a third-party manufacturer to provide supply of the ENROUTE stent, provided that Cordis retains the right to manufacture and supply the ENROUTE stent to us to the extent it is able to do so.

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

The 510(k) Clearance Process

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

Japan Pharmaceuticals and Medical Devices Agency

Japan maintains a regulatory framework, similar to that described for the United States, under its Pharmaceutical and Medical Device Act, or PMD Act. The PMD Act covers regulations on pharmaceuticals, medical devices, and cosmetics and is governed by the Ministry of Health, Labor, and Welfare, or MHLW, which has the authority to (1) issue marketing licenses, (2) issue Marketing Authorization Holder licenses, and (3) issue Foreign Manufacturer Registration, or FMR, licenses, among its other responsibilities in policies and administrative measures. Within the MHLW, the Pharmaceuticals and Medical Devices Agency, or PMDA, performs the technical management and review of medical devices including, but not limited to, (1) review, examination, analysis, and approval recommendations, (2) Quality Management Systems, Good Laboratory Practice, and Good Clinical Practice inspections, and (3) collection and analysis of Post Market Surveillance data.

Our portfolio in Japan is subject to the PMD Act regulatory framework. Like the FDCA regulatory framework, medical devices must be classified into one of four classes - Class I, Class II, Class III, or Class IV - depending on the degree of risk associated with each medical device and the extent of control needed to provide reasonable assurances with respect to safety and effectiveness. Our devices are classified as Class IV, Specially Controlled Medical Devices, with a regulatory pathway that requires MHLW approval (Shonin pathway).

Per the Shonin regulatory pathway, the PMDA may conduct audits to verify compliance with Good Clinical Practice, Documentation Reliability, and Quality Management System standards and/or regulations, in addition to inspections of the manufacturing facility and processes. Often, in the case of novel device approvals, the PMDA may require some form of post-approval study or post-market surveillance, whereby the applicant conducts a follow-up study or follows certain patient groups for a number of years and makes periodic reports to the PMDA on the clinical status of those patients when necessary to protect the public health or to provide additional or longer term safety and effectiveness data for the device.

There are several additional pre-requisites that are required of medical device manufacturers to obtain approval for market authorization in Japan. These include the appointment of a Marketing Authorization Holder in Japan and the acquisition of an FMR. Only a Marketing Authorization Holder, or MAH, a Japanese domestic medical device manufacturer, or a Designated Marketing Authorization Holder, or DMAH, a designee by an overseas medical device manufacturer, may import and sell medical products to the Japanese market. Additional duties of the MAH/DMAH include, but may not be limited to, the following:

•Facilitating PMDA product registration, managing product license modifications, and maintaining product approvals;

•Managing product quality and safety to ensure that manufacturing sites comply with Japan’s Quality Management System requirements;

•Managing product storage in the Japanese market;

•Administering product release to distributors in the Japanese market; and

•Managing post-market surveillance in the Japanese market.

Upon recommendation of approval from PMDA, MHLW may then issue the applicant a license for the product. This product license does not have an expiration date, however, the FMR and QMS conformity certificate expires every five years and requires renewal to keep the product in compliance on the Japanese market.

Pervasive and Continuing Regulation

After a device is placed on the market, numerous regulatory requirements continue to apply. These include:

•The FDA and PMDA QSR, which require manufacturers, including their suppliers, to follow stringent design, testing, control, documentation and other quality assurance procedures during all aspects of the manufacturing process;

•Labeling regulations and FDA prohibitions against the promotion of products for uncleared, unapproved or off-label uses;

•Medical device reporting, or MDR, regulations, which require that manufacturers report to the FDA and/or PMDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction were to recur;

•Medical device recalls, which require that manufacturers report to the FDA and PMDA any recall of a medical device, provided the recall was initiated to either reduce a risk to health posed by the device, or to remedy a violation of the FDCA or PMD Act caused by the device that may present a risk to health; and

•Post-market surveillance regulations, which apply when necessary to protect the public health or to provide additional safety and effectiveness data for the device.

We have registered with the FDA as a medical device manufacturer and a specification developer and have obtained a manufacturing license from the California Department of Public Health, or CDPH. The FDA and CDPH have broad post-market and regulatory enforcement powers. We are subject to unannounced inspections by the FDA and the Food and Drug Branch of CDPH to determine our compliance with the QSR and other regulations, and these inspections may include the manufacturing facilities of our suppliers. Additionally, our Registrar, BSI, regularly inspects our manufacturing, design and operational facilities to ensure ongoing ISO 13485 compliance.

We maintain a Foreign Manufacturer Registration with Japan’s MHLW which requires assessment of the quality system by PMDA on an ongoing basis. We also maintain a DMAH in the Japanese market that has been appropriately recognized by MHLW, which oversees quality management and operations in the Japanese market for our products licensed in Japan.

Failure to comply with applicable regulatory requirements can result in enforcement action by the FDA or PMDA, which may include any of the following sanctions:

•Warning letters, fines, injunctions, consent decrees and civil penalties;

•Repair, replacement, refunds, recall or seizure of our products;

•Operating restrictions, partial suspension or total shutdown of production;

•Refusing our requests for submissions, including 510(k) clearance or premarket approval of new products, new intended uses or modifications to existing products, or license modifications;

•Withdrawing 510(k) clearance or premarket approvals that have already been granted; and

•Criminal prosecution.

Compliance

Our compliance organization is designed to support our growing organization through an effective Corporate Compliance Program based on our legal and regulatory environment. Our compliance and ethics programs support our key business objectives, identify legal and ethical behavior boundaries through our code of conduct, and establish a system to inform leadership. Primary responsibilities of our compliance organization are as follows:

•Healthcare compliance program development and implementation;

•Existing program evaluation through risk assessment and internal audits;

•Compliance issue investigation and remediation;

•Corporate compliance training and education; and

•HIPAA privacy training.

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

Open Payments

The Physician Payments Sunshine Act, known as “Open Payments” and enacted as part of the Affordable Care Act, requires applicable manufacturers of covered drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to annually report to CMS information regarding certain payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain non-physician healthcare professionals (such as physician assistants and nurse practitioners, among others), and teaching hospitals, as well as information regarding ownership and investment interests held by physicians and their immediate family members. Failure to submit required information on time may result in civil monetary penalties with additional amounts for knowingly failing to submit payment information. We are subject to Open Payments and the information we disclose may lead to greater scrutiny, which may result in modifications to established practices and additional costs. Additionally, similar reporting requirements have also been enacted on the state level domestically, and an increasing number of countries worldwide either have adopted or are considering similar laws requiring transparency of interactions with healthcare professionals.

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

U.S. Centers for Medicare and Medicaid Services

Medicare is a federal program administered by the U.S. Centers for Medicare and Medicaid Services, or CMS, through fiscal intermediaries and carriers. Available to individuals age 65 or over, and certain other individuals, the Medicare program provides, among other things, healthcare benefits that cover, within prescribed limits, the major costs of most medically necessary care for such individuals, subject to certain deductibles and copayments.

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

The implementation of the Affordable Care Act in the United States, for example, has changed healthcare financing and delivery by both governmental and private insurers substantially, and affected medical device manufacturers significantly. The Affordable Care Act imposed, among other things, a 2.3% federal excise tax, which was permanently repealed for medical device sales, effective after December 31, 2019. The Affordable Care Act also provided incentives to programs that increase the federal government’s comparative effectiveness research, and implemented payment system reforms including a national pilot program on payment bundling to encourage hospitals, physicians and other providers to improve the coordination, quality and efficiency of certain healthcare services through bundled payment models. Additionally, the Affordable Care Act has expanded eligibility criteria for Medicaid programs and created a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research. We do not yet know the full impact that the Affordable Care Act will have on our business. There have been judicial and Congressional challenges to certain aspects of the Affordable Care Act, and we expect additional challenges and amendments in the future. It is unclear how efforts to repeal and replace the ACA will impact the healthcare industry or our business operations.

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. For example, the Budget Control Act of 2011, among other things, included reductions to CMS payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2031, with the exception of a temporary suspension implemented under various COVID-19 relief legislation from May 1, 2020 through March 31, 2022. Under current legislation, the actual reduction in Medicare payments can vary from 1% in 2022 to up to 4% in the final fiscal year of this sequester. Additionally, the American Taxpayer Relief Act of 2012, among other things, reduced CMS payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

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

Human Capital

Our mission is “To help deliver brighter patient outcomes. One procedure at a time.” We recognize that our employees are key to our ability to achieve our mission and believe our employees have and will continue to be a primary reason for our growth and success.

Recognizing the importance of our human capital, our board of directors, through the compensation committee, retains direct oversight of our human capital and oversees and reviews our culture and policies and strategies related to human capital management, including with respect to diversity and inclusion initiatives, pay equity, talent, recruitment and development, performance management and employee engagement.

We are a certified Great Place to Work,® which certification is the only recognition based entirely on what employees report about their workplace experience. 92% of our employees say Silk Road Medical is a great place to work, compared to 57% of employees at a typical U.S.-based company according to a Great Place To Work® 2021 Global Employee Engagement Study. We take pride in our company culture to ensure a sense of support and family among our employees.

Our Cartwheel Culture; Building and Supporting Human Capital

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

Code of Business Conduct and Business Ethics

All employees are expected to conduct business with the highest standards of business ethics. Each employee receives and agrees to follow our Code of Business Conduct and Ethics. Our Code of Business Conduct and Ethics does more than just codify rules of conduct - it is the very foundation by which we conduct business every day. The Code of Business Conduct and Ethics, which also applies to our board members, describes how we put our values into practice, and it explains our commitments, our expectations and provides guidance for our employees and all others who work on our behalf. Our employees receive annual training on our Code of Business Conduct and Ethics. We have an open access policy, signifying that employees are encouraged to discuss any related concerns with management or report concerns anonymously through an Integrity Helpline.

Number of Employees, Tenure and Turnover

Our workforce consists of a highly skilled, diverse, and engaged team dedicated to the company’s mission and goals. As of December 31, 2022, we had 414 active employees, all located within the United States, of whom 232 employees were engaged in sales, general and administrative activities, 87 were engaged in research and development activities, and 95 were engaged in manufacturing operations. During 2022, the number of employees increased by 65, or nearly 18%. None of our employees are represented by a labor union, and we have never experienced any employment-related work stoppages. We consider our relationship with our employees to be good.

As of December 31, 2022, 27% of our employees had been with Silk Road Medical for more than four years. While fluctuations may occur within our workforce from time to time, we track and attempt to manage our attrition rates and also analyze employee departure data so that we can continually improve upon our employee experience. During 2022, our employee turnover rate related to voluntary terminations was approximately 11%, the same rate as last year.

Commitment to Diversity and Inclusion

We strive to create an inclusive work environment that represents the diversity in the communities where we live and work and are proud of the diversity throughout our entire organization, with women representing 46% of our organization and 42% of our organization identifying as Black/African American, Hispanic or Latino, Native Hawaiian or Pacific Islander, or two or more races. Our overall percentage of 46% women is consistent across leadership roles within the company, where women represent 53% of our people leaders and 42% of our executive leaders, including our President and Chief Executive Officer, Erica J. Rogers. With respect to racial/ethnic diversity, 31% of our front-line managers and 34% of our people leaders identify as Asian, Hispanic or Latino, or two or more races.

We aim to ensure that our board of directors and senior management team reflect the diversity of our global stakeholders, including our customers, employees and the communities we serve. As of December 31, 2022, our board of directors, which consists of eight members, includes three female and two racially or ethnically diverse members, and our management team, which consists of 17 members, includes eight females and two racially or ethnically diverse members.

In addition, we actively recruit candidates from a variety of backgrounds and work to ensure a fair interview and selection process. We are also active in building a pipeline of candidates through our Summer @ the Road internship program, which will help us ensure a diverse employee base. We have partnered with organizations such as East Side Prep in East Palo Alto, California, and diversity groups at several universities from which we recruit students. In 2022, we had 11 interns with 82% being Black/African American, Hispanic or Latino, Asian or women in engineering fields. Two interns accepted full-time jobs and five others will be returning in the summer of 2023.

Commitment to Creating a Safe, Healthy and Secure Work Environment

We are committed to providing a safe, healthy and secure work environment for all employees and visitors. Safety is extremely important to the company. We have developed and implement several health and safety programs throughout our facilities with employees’ safety in mind. These programs include an Injury and Illness Prevention/AWAIR Program, an Emergency Action Plan, an Ergonomic Program, an Exposure Control Plan, a Hazard Communication Program, a Hazardous Waste Management Program, and other specialized safety programs. We support these programs and allot time for safety training. In addition, any employee working in a hospital operating room is required to wear a dosimetry badge that monitors occupational radiation exposure to ensure compliance with annual limits. Our Employee Safety Committee reviews performance monthly to discuss trends and risks, as well as opportunities for improvement. We also recently established an Employee Emergency Response Team comprised of volunteers trained in First Aid, CPR, AED operation and site-specific emergency procedures. We are proud of our safety record. During 2022, our total recordable injury rate was 1.2, which is below the average for the medical device manufacturing industry. The total recordable injury rate is a standard metric comparing recordable injury rate per 100 employees.

Commitment to Competitive and Fair Compensation

We place a focus on attracting and retaining talented and experienced individuals to manage and support our operations and believe that employees should be compensated fairly for their contributions to the company. To ensure we pay our employees competitively, annual benchmarking is completed on all positions throughout the company and we use external benchmarking surveys to guide our assessment of compensation competitiveness. Our compensation program consists of the three primary components: base salary, annual bonus targets (non-sales), commission plans (sales), and equity. We also offer all eligible employees the option to participate in our Employee Stock Purchase Plan, or ESPP. Participants in the ESPP may purchase our common stock at a 15% discount to market price. We believe our ESPP plan, along with our new hire equity grants and refresh equity grants, helps to build an ownership mindset amongst our participating employees.

Commitment to the Health and Wellbeing of our Employees

One of our top priorities is to maintain the health and wellbeing of our employees and their families. To achieve this goal, we offer a comprehensive employee benefits package with a variety of options. For eligible employees, these programs include Medical, Dental, Vision, Life Insurance, Disability Programs, Retirement Programs including a match on the 401(k), Flexible Spending Accounts, Health Savings Accounts with a generous employer contribution, and an Employee Assistance Program. We pay 91% of healthcare premium costs on behalf of our employees. We also offer paid time off on an accrual basis for employees in non-exempt positions and flexible time away for employees in exempt positions. We offer sick leave, parental leave, discounted childcare, backup dependent care and flexible work arrangements for positions that can performed remotely from one of our two headquarters sites.

Commitment to Learning and Development; Succession Planning

We believe that the professional development of our employees is a critical element to the success of our company. We have invested in a robust learning and development program that provides employees at all levels of the company opportunities to build and grow their skills in their current roles and prepare them for future roles in the company.

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

On an annual basis, our leadership team participates in a talent review and succession planning exercise to identify organizational needs, development opportunities, and potential future leaders, which enables us to identify the resources and skill sets needed to meet our growth objectives. Our board of directors also conducts an annual talent management review, focusing on development of talent, diversity, and succession planning for critical positions.

Employee Engagement

We provide all employees with the opportunity to share their opinions and feedback on our culture through an engagement survey that is generally performed every year. Results of the engagement survey are measured and analyzed to enhance the employee experience, promote employee retention, drive change, and leverage the overall success of our organization. Our strong employee response was indicative of our engagement, with 72% of employees participating in the most recent survey.

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

Additional Information

Additional information about our human capital and people, including our culture; employee health and safety; diversity, equity and inclusion; talent attraction, retention and development; employee wellness; and community involvement and engagement, is included in our most recent Corporate Responsibility Report, which is available under the Corporate Governance section on our website. Information contained or referenced on our website is not incorporated by reference and does not form a part of this Annual Report on Form 10-K.

Corporate Information

We were incorporated in Delaware on March 21, 2007 as Silk Road Medical, Inc. Our principal executive offices are located at 1213 Innsbruck Drive, Sunnyvale, California 94089, and our telephone number is (408) 720-9002. Our website address is www.silkroadmed.com.

Available Information

We file electronically with the SEC, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. We make available on our investor relations website at https://investors.silkroadmed.com/, free of charge, copies of these reports and other information as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

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

Item 1A. Risk Factors

We have identified the following risks and uncertainties that may have a material adverse effect on our business, financial condition, results of operations and future growth prospects. Our business could be harmed by any of these risks. The risks and uncertainties described below are not the only ones we face. The occurrence of any of the following risks or additional risks and uncertainties not presently known to us or that we currently believe to be immaterial could materially and adversely affect our business, financial condition, results of operations and future prospects. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment. In assessing these risks, you should also refer to the other information contained in this Annual Report on Form 10-K, including our financial statements and related notes. Please also see “Cautionary Note Regarding Forward-Looking Statements.”

Summary of Principal Risk Factors

The following risks and uncertainties are among the most significant we face. However, the risks and uncertainties identified in this subsection are not the only ones we face and are qualified in their entirety by reference to all of the risk factors as further described in this Item 1A.

Risks Related to Our Business

•We have a history of net losses, and we expect to incur operating losses in the future and we may not be able to achieve or sustain profitability.

•We rely on, and currently sell products to enable, TCAR, which is our only product offering.

•Our business is dependent upon the continued adoption of TCAR by hospitals and physicians.

•Adoption of TCAR depends upon positive clinical data and medical society recommendations, and negative clinical data or medical society recommendations would adversely affect our business.

•Global supply chain constraints and constrained labor markets, including those caused by COVID-19, could result in the inability of our suppliers to deliver finished goods, components, sub-assemblies or materials to us on a timely basis or at all.

•General macroeconomic factors, including inflation, price pressures and the risk of a recession, could increase our manufacturing costs and operating expenses or lower demand for our TCAR products and have a material adverse impact on our financial condition and results of operations.

•If we are not able to obtain or maintain adequate levels of third-party coverage and reimbursement for the procedures using our products, if third parties rescind or modify their coverage, or if patients are left with significant out-of-pocket costs, it would have a material adverse effect on our business, financial condition and results of operations.

•If we fail to comply with our obligations in our intellectual property license from Cordis, we could lose license rights that are important to our business.

•We rely on Cordis to supply the ENROUTE stent, and if Cordis fails to supply the ENROUTE stent in sufficient quantities or at all, it will have a material adverse effect on our business, financial condition and results of operations.

•TCAR involves surgical risks and is contraindicated in certain patients, which may limit adoption.

•We face manufacturing risks that could adversely affect our ability to manufacture products, reduce our gross margins and negatively affect our business and operating results.

•We depend on a limited number of single-source suppliers to manufacture our components, sub-assemblies, materials and products, including Cordis, which makes us vulnerable to supply shortages and price fluctuations that could have a material adverse effect on our business, financial condition and results of operations.

•We face risks related to health epidemics and other outbreaks, such as the COVID-19 pandemic and the spread of new variants, which may negatively impact our business and operations.

•The failure of third parties to meet their contractual, regulatory, and other obligations could adversely affect our business.

•Our results of operations could be materially harmed if we are unable to accurately forecast customer demand for our products and manage our inventory.

Risks Related to Our Intellectual Property

•We may become a party to intellectual property litigation or administrative proceedings that could be costly and could interfere with our ability to sell and market our products.

•Our success depends on our ability to obtain, maintain and protect our intellectual property rights.

Risks Related to Government Regulation

•Healthcare policy changes, including recently enacted legislation reforming the U.S. healthcare system, could harm our business, financial condition and results of operations.

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

We have incurred net losses since our inception in March 2007. For the year ended December 31, 2022, we had a net loss of $55.0 million and we expect to continue to incur additional losses in the future. As of December 31, 2022, we had an accumulated deficit of $343.7 million. To date, we have financed our operations primarily through equity and debt financings and from sales of our portfolio of TCAR products. The losses and accumulated deficit have primarily been due to the substantial investments we have made to develop our products, as well as for costs related to general research and development, including clinical and regulatory initiatives to obtain marketing approval, sales and marketing efforts, investments in manufacturing and distribution capacity, and other infrastructure improvements.

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

•Failure of our products that enable TCAR to significantly penetrate the target markets;

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

Our future growth and profitability largely depend on our ability to increase physician awareness and adoption of TCAR and on the willingness of physicians to recommend the procedure to more of their patients. Physicians may not use our products unless they are able to determine, based on experience, clinical data, medical society recommendations and other analyses, that our products provide a safe and effective treatment alternative for carotid artery disease. Even if we are able to raise awareness and increase adoption of TCAR among physicians, physicians tend to be slow in changing their medical treatment practices and may be hesitant to select our products or TCAR for recommendation to patients for a variety of reasons, including:

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

The rate of adoption of TCAR and sales of our products that facilitate the procedure is heavily influenced by clinical data. Although the Society for Vascular Surgery’s, or the SVS’s Vascular Quality Initiative contains real world data retrospectively comparing carotid revascularization procedures including TCAR, we have not conducted head-to-head clinical trials to prospectively compare TCAR to the procedures historically available to patients, such as CEA or CAS, which may limit the adoption of TCAR. Additionally, the Carotid Revascularization and Medical Management for Asymptomatic Carotid Stenosis 2, or CREST-2, clinical trial currently funded by the National Institutes of Health, is ongoing and is designed to compare the effectiveness of each of CEA and CAS, in parallel randomized trials, with best medical therapy alone in standard surgical risk asymptomatic patients with carotid artery disease. We estimate that enrollment will not be completed until sometime between 2023-2025, followed by a mean follow-up period of four years. After the follow-up period post final enrollment, the trial could conclude that medical management alone achieves the same therapeutic results as CEA and/or CAS, which could have an adverse impact on the adoption of TCAR. Finally, our competitors and third parties may also conduct clinical trials of our products without our participation. Unfavorable or inconsistent clinical data from existing or future clinical trials conducted by us, our competitors or third parties, the interpretation of our or other clinical data or findings of new or more frequent adverse events, could have a material adverse effect on our business, financial condition and results of operations.

As physicians are influenced by guidelines issued by physician organizations, such as the SVS, the rate of adoption of TCAR and sales of our products that facilitate the procedure are also influenced by medical society recommendations. We believe the SVS’s Clinical Practice Guidelines, or SVS Guidelines, are of importance to the broader market acceptance of TCAR. The revised SVS Guidelines on the management of carotid artery disease were published in June 2021. Like previous versions of the guidelines, it generally discusses Carotid Artery Stenting, or CAS, and embolic protection methods, including flow reversal. The 2021 edition does state that TCAR is preferred over CEA and CAS in anatomically or physiologically high surgical risk patients, whether symptomatic or asymptomatic. If subsequent versions of the SVS Guidelines do not recommend TCAR, or if the SVS issues a negative or more limited statement regarding TCAR, physicians may not adopt or continue to use TCAR or our products at the same rate or at all, which would have a material adverse effect on our business, financial condition and results of operations. Additionally, if key opinion leaders who currently support TCAR cease to recommend TCAR or our products, our business, financial condition and results of operations will be adversely affected.

Adoption of TCAR depends upon appropriate physician training, and inadequate training may lead to adverse patient outcomes, affect adoption of TCAR and adversely affect our business.

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

Global supply chain constraints and constrained labor markets, including those caused by COVID-19, could result in the inability of our suppliers to deliver finished goods, components, sub-assemblies or materials to us on a timely basis or at all.

We may not be able to maintain an adequate supply of the components, sub-assemblies and materials that are used to manufacture our TCAR products as well as to support our research and development activities for new products. For example, certain liners and shrink tubing components used in both the ENROUTE stent and the ENROUTE NPS have been in short supply and delivery of these materials have been delayed from time to time, which could result in manufacturing delays for our TCAR products. Similarly, we rely on Lake Region Medical for our supply of guidewires, which have also been in short supply from time to time. If there were a shortage of supply, the cost of components, sub-assemblies and materials may increase or we may need to pay a premium to obtain sufficient supply, either of which could harm our ability to provide our products on a cost-effective basis or at all, or we may experience delays in providing our TCAR products to our customers. We also may experience delays in and increased costs for our research and development programs and clinical trials due to the inability to obtain the necessary materials to advance these programs and trials. In connection with any supply shortages, reliable and cost-effective replacement sources may not be available on short notice or at all, and this may force us to increase prices and face a corresponding decrease in demand for our TCAR products, or force us to absorb these increased costs. Our suppliers may also be impacted by supply or labor shortages which may delay or impact the availability of the components, sub-assemblies and materials needed to manufacture our TCAR products. In the event that any of our suppliers experience supply or labor shortages, delays, or were to reduce, or discontinue, production of our key product components, sub-assemblies or the materials used in our TCAR products, developing alternate sources of supply for these items would be time consuming, difficult and costly. If we or one of our suppliers were to experience a supply shortage with our components, sub-assemblies and the materials or labor necessary to manufacture our TCAR products our reputation in the market, demand for our TCAR products and our operating results may be significantly and adversely affected and new products may be delayed.

General macroeconomic factors, including inflation, price pressures, and the risk of a recession, could increase our manufacturing costs and operating expenses or lower demand for our TCAR products and have a material adverse impact on our financial condition and results of operations.

The risk of a sustained economic downturn or recession and other macroeconomic phenomena could adversely affect customer demand for our TCAR products. We continuously monitor the effects of inflationary factors, such as increases in our cost of goods sold and selling and operating expenses, which may adversely affect our results of operations. Specifically, we are experiencing inflationary and price pressures and increased labor costs and labor and staffing shortages, affecting the cost of the components for our TCAR products and the wages that we pay our employees, as well as the wages our vendors pay their employees, due to challenging labor market conditions. Competitive, macroeconomic and regulatory conditions restrict our ability to fully recover, such as increased costs through price increases, higher costs of acquired goods and services resulting from inflation, other drivers of cost increases or reduced demand for TCAR products. We may be unable to pass these increased costs along to our customers or fully offset the impact of persistent inflation or a recession. Our inability or failure to do so could have a material adverse effect on our business, financial condition and results of operations or cause us to need to obtain additional capital earlier than anticipated.

If we are not able to obtain or maintain adequate levels of third-party coverage and reimbursement for the procedures using our products, if third parties rescind or modify their coverage, or if patients are left with significant out-of-pocket costs, it would have a material adverse effect on our business, financial condition and results of operations.

TCAR is currently covered under certain circumstances for certain patients by the Centers for Medicare and Medicaid Services, or CMS, under a National Coverage Determination, or NCD, and has been covered by some commercial payers, independent networks and other entities not governed by the National Coverage Determination. In the United States, we derive our revenue from sales to hospitals and medical centers, which typically bill all or a portion of the costs and fees associated with our products to various third-party payers, including Medicare, Medicaid, Veterans’ Administration, private commercial insurance companies, health maintenance organizations and other healthcare-related organizations, and then bill patients for any applicable deductibles or co-payments. For example, our contracts are with the hospitals and medical centers that purchase our products for use with TCAR and not with the commercial payers. As a result, access to adequate coverage and reimbursement for our products by third-party payers is essential to the acceptance of our products by our customers.

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

Products for carotid stenting including our TCAR products are covered for Medicare beneficiaries under certain circumstances under an NCD for Percutaneous Transluminal Angioplasty. Coverage for non-Medicare patients depends upon commercial and other payer policies. Based on reimbursement information regarding CAS from IBM® MarketScan® Inpatient View, we estimate that approximately 75% of carotid procedures are reimbursed by CMS and the remaining approximately 25% are reimbursed by commercial and other payers. The Medicare program is administered by CMS and the Medicare Administrative Contractors, or MACs, which make determinations regarding Medicare hospital and physician coverage and payment. CMS reimburses hospital inpatient services based on Medicare Severity Diagnosis Related Groups, or MS-DRGs. All CAS, TCAR and CEA procedures are currently paid only as Medicare inpatient procedures. CMS’s policy focus on hospital price transparency, site (e.g. inpatient, outpatient, ambulatory surgery center and office) neutral payments and MS-DRG refinements may place additional downward pressure on future hospital inpatient payments. Medicare payments to physicians are based on a Resource Based Relative Value System. CMS’s policy changes to adjust or reallocate reimbursement between primary care services and specialty services may result in reductions in the payment rate for procedures involving our products. As a result of any reductions in payments to hospitals and physicians for TCAR procedures, TCAR utilization may decline, which would have a material adverse effect on our business, financial condition and results of operations. Additionally, patients may elect to reduce or defer out-of-pocket costs during times of economic uncertainty or periods of legislative change. If hospital, physician and/or patient demand for TCAR, and thus our products that facilitate the procedure, are adversely affected by third-party reimbursement policies and decisions, it will have a material adverse effect on our business, financial condition and results of operations.

Any future reconsideration of the applicable Medicare NCD 20.7 - Percutaneous Transluminal Angioplasty could result in expansion of coverage of carotid stenting procedures including TCAR based on FDA-approved indications or continued or additional coverage limitations, including a requirement to participate in CMS-approved investigational studies. CMS’s NCD that covers TCAR and CAS is subject to change based upon the availability of new trial data and other clinical data as well as the development and availability of new medical devices and medical procedures in this space, including the medical community’s current understanding of patient selection and operator experience and their impact on periprocedural complications, among other factors that can impact patient outcomes. In particular, the comparative benefits of various revascularization procedures and medical devices to prevent future strokes in symptomatic and asymptomatic carotid stenosis patients as well as ways to optimize patient outcomes are subject to ongoing and continuous review and clinical evaluation. For example, in January 2023, CMS accepted a formal request from the Multispecialty Carotid Alliance to expand Medicare beneficiary access for carotid artery stenting with embolic protection in patients at high risk and standard risk for CEA with asymptomatic carotid artery stenosis ≥ 70% and symptomatic carotid artery stenosis ≥ 50%, including the removal of facility or operator requirements. We submitted comments to CMS prior to the initial 30-day public comment period on the NCD closing on February 11, 2023. Submitted comments are available on the CMS website. The proposed decision memo is due July 12, 2023 with a public comment period ending on August 11, 2023. The national coverage analysis completion date is expected in the fourth quarter of 2023. To the extent the medical community’s or CMS’s views change regarding TCAR, CAS and CEA procedures, either individually or in comparison to each other, on issues of safety and effectiveness, operator experience, or patient selection or qualifications for coverage and reimbursement under the NCD, the demand for our TCAR products could be materially impacted. Therefore, we can provide no assurance that the level of coverage and reimbursement, market share and demand, and/or revenues for any of our products will be maintained.

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

We rely on Cordis to manufacture the ENROUTE stent pursuant to a supply agreement. We strive to maintain an inventory of several months’ worth of ENROUTE stents to guard against potential shortfalls in supply, and we estimate that it would take up to two years or more to find an alternative supplier for our ENROUTE stent and multiple years to identify and seek approval for a different carotid stent. In addition, Cordis currently manufactures the ENROUTE stent at a facility in Juarez, Mexico. This facility has previously and in the future could become subject to a COVID-19 outbreak which would cause Cordis to temporarily shut down manufacturing operations, which would in turn present risk to the ongoing supply of our stents used in TCAR procedures. If Cordis's ability to manufacture the ENROUTE stent is interrupted as a result, or if Cordis experiences a product recall or breaches its supply agreement with us, we may not have a sufficient number of stents for delivery to support TCAR procedures. Finally, if not extended, our supply agreement with Cordis will terminate when our license agreement with Cordis terminates and we can provide no assurance that we will be able to negotiate or enter into a new supply agreement with Cordis on terms that are acceptable to us, or at all. We or Cordis may wish to re-evaluate certain aspects of the supply agreement we have with Cordis which may lead to lengthy or costly negotiations and affect our ability to obtain the ENROUTE stent at an acceptable price or at all. Any shortfall in the supply of ENROUTE stents may result in lower adoption rates for TCAR, fewer TCAR procedures being performed generally, and a material adverse effect on our business, financial condition and results of operations.

TCAR involves surgical risks and is contraindicated in certain patients, which may limit adoption.

Risks of TCAR using our products include the risks that are common to surgical and endovascular procedures, including perforation, dissection, embolization, bleeding, infection, nerve injury and restenosis. Endovascular procedures occurring in the carotid arteries also include the additional risks of stroke, heart attack and death. Risks of using our products in TCAR include risks that are common to surgical and endovascular procedures and are detailed in the FDA-approved and FDA-cleared labeling. Major adverse events associated with all carotid interventions include stroke, heart attack and death. These risks may prevent widespread market adoption in the absence of adequate physician training on our products and in appropriate patient selection.

Our current products are contraindicated, and therefore should not be used, in certain patients. Our ENROUTE NPS is contraindicated in patients in whom antiplatelet and/or anticoagulation therapy is contraindicated; patients with uncorrected bleeding disorders; patients with severe disease of the ipsilateral common carotid artery; and patients with uncontrollable intolerance to flow reversal. Our ENROUTE stent is contraindicated in patients in whom antiplatelet and/or anticoagulation therapy is contraindicated; patients in whom the ENROUTE NPS is unable to be placed; patients with uncorrected bleeding disorders; patients with known allergies to nitinol; and patients with lesions in the ostium of the common carotid artery. Our ENHANCE peripheral access kit is contraindicated in patients with a known or suspected obstruction in the vessel. Our ENROUTE guidewire is contraindicated in patients judged not acceptable for percutaneous intervention. Our ENROUTE Enflate RX Balloon Dilation Catheter is contraindicated for use in coronary arteries. Generally, further contraindications include, but may not be limited to: patients with highly calcified lesions resistant to PTA; patients with a target lesion with a large amount of adjacent acute or sub-acute thrombus; patients with uncorrected bleeding disorders; and patients that have not been anti-coagulated. Additionally, patients who lack at least five centimeters of common carotid artery free of significant disease are not indicated for our ENROUTE NPS.

We face manufacturing risks that could adversely affect our ability to manufacture products, reduce our gross margins and negatively affect our business and operating results.

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

We are also subject to numerous other risks relating to our manufacturing capabilities, including:

•Quality and reliability of components, sub-assemblies and materials that we source from third-party suppliers, who are required to meet our quality specifications, the majority of which are our single-source suppliers for the products they supply;

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

As demand for our products increases, we will have to invest additional resources to purchase components, sub-assemblies and materials, hire and train employees and enhance our manufacturing processes. If we or our manufacturing partners fail to increase our production capacity efficiently, we may not be able to fill customer orders on a timely basis, our sales may not increase in line with our expectations and our operating margins could fluctuate or decline. In addition, although we expect some of our products in development to share product features, components, sub-assemblies and materials with our existing products, the manufacture of these products may require modification of our or our manufacturing partners’ current production processes or unique production processes, the hiring of specialized employees, the identification of new suppliers for specific components, sub-assemblies and materials or the development of new manufacturing technologies. It may not be possible for us or our manufacturing partners to manufacture these products at a cost or in quantities sufficient to make these products commercially viable or to maintain current gross margins, all of which could have a material adverse effect on our business, financial condition and results of operations.

We depend on a limited number of single-source suppliers to manufacture our components, sub-assemblies, materials and products, including Cordis, which makes us vulnerable to supply shortages and price fluctuations that could have a material adverse effect on our business, financial condition and results of operations.

We rely on single-source suppliers for the components, sub-assemblies and materials for our products, such as our ENROUTE stent and for the key components, sub-assemblies and materials for our ENROUTE NPS. For example, we rely on Lake Region Medical to supply our guidewires. These components, sub-assemblies and materials are critical and there are relatively few alternative sources of supply. We have not qualified or obtained necessary regulatory approvals for additional suppliers for most of these components, sub-assemblies and materials, and we do not carry a significant inventory for some of these items. While we believe that alternative sources of supply may be available, we cannot be certain whether they will be available if and when we need them, or that any alternative suppliers would be able to provide the quantity and quality of components and materials that we would need to manufacture our products if our existing suppliers were unable to satisfy our supply requirements. To utilize other supply sources, we would need to identify and qualify new suppliers to our quality standards and obtain any additional regulatory approvals required to change suppliers, which could result in manufacturing delays and increase our expenses. Our manufacturing partners rely on single-source suppliers as well, and are subject to the foregoing risks.

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

We face risks related to health epidemics and other outbreaks, such as the COVID-19 pandemic and the spread of new variants, which may negatively impact our business and operations.

Our business could be adversely impacted by the effects of health epidemics and other outbreaks, such as the COVID-19 pandemic and the spread of new variants, or COVID-19, including through:

•Postponement of TCAR procedures by physicians or their patients in response to COVID-19 or the diversion of resources to treat patients with COVID-19 or other conditions deemed higher priority;

•Hospital staffing shortages which may result in fewer diagnoses and a lower number of TCAR procedures performed;

•Restrictions on hospital capacity, or other resource constraints, such as the availability of contrast dye, that may cause problems for hospitals scheduling or rescheduling TCAR procedures;

•Limitations in hospital or employee resources that would otherwise be focused on performing TCAR procedures;

•Patients who may be reluctant to visit their physicians at their offices or in hospitals due to fear of contracting COVID-19;

•Physicians not performing as many diagnostic tests for their patients and closures, staffing shortages, or reduced hours of the labs where these tests are performed, even where physicians continue to treat symptomatic patients, treatment of asymptomatic patients is being deferred in many cases in areas where COVID-19 cases and hospitalizations are significant, which has translated into fewer than expected TCAR procedures being performed throughout various periods of the pandemic;

•Delays in enrollment in clinical trials across the medical device industry which may affect any new trials we are pursuing or decide to pursue, including our ROADSTER 3 trial, which is related to our standard surgical risk post-approval study, and our Neuroprotection in Transcarotid Embolectomy, or NITE-1, trial, which is related to one of our stroke treatment products under development;

•Governmental mandates related to COVID-19 or other infectious diseases, which have impacted, may continue to impact, our personnel and personnel at third-party manufacturing facilities in the United States and other countries, and the availability or cost of materials, which could disrupt our supply chain and/or reduce our margins. An extended implementation of governmental mandates could impact our ability to operate effectively and conduct ongoing manufacturing or research and development activities. However, we are considered an essential business under applicable state rules and our manufacturing operations to date are ongoing;

•Delays in necessary interactions with local regulators, ethics committees and other third parties and contractors due to limitations in employee resources or forced furlough of government employees;

•Our key personnel or large groups of our employees contracting a virus, such as COVID-19. We have taken steps to provide for our employees, including providing the ability for employees to work remotely and implementing strategies to support a safe work environment for onsite employees. In addition, we have required our employees to receive the COVID-19 vaccine and implemented distancing policies and protocols established to continue manufacturing and other operations;

•Intermittent travel restrictions and restrictive hospital policies impacting our sales professionals and therapy development specialists who support them;

•Competition for operating room and hybrid operating rooms within hospitals that are resource constrained or have dedicated certain resources only to COVID-19 patients;

•The spread of new virus variants and varying infection and related hospitalization rates which increase the volatility and uncertainty in the expected number of TCAR procedures and demand for our products;

•Hospitals cancelling and deferring elective surgeries, which reduces their revenue and impacts their financial results, which could result in pricing pressure on our products as they seek cost savings;

•Hospitals having issues with cash flow or ceasing doing business due to the impact of COVID-19 on their operations, which could reduce the number of hospitals where TCAR is performed and adversely affect our ability to collect amounts due to us and our revenue as a result;

•The outbreak and persistence of COVID-19 in international markets that we have targeted for our international expansion has also delayed preparation for and launch of such expansion efforts;

•Delayed regulatory timelines for approval in some countries;

•Prolonging existing restrictions related to COVID-19 that have impacted the number of TCAR procedures performed;

•Hospitals restricting or limiting access for non-patients, including our sales professionals and therapy development specialists, which has negatively impacted our access to physicians and their staff; or

•Members of our field team may choose not to enter hospitals due to preexisting conditions, personal choice, or on doctors’ orders or may be unable to enter hospitals due to hospital policy, although they continue to be available to support TCAR procedures, either in person or virtually.

The extent to which COVID-19 impacts our business will depend on future developments, which are uncertain and cannot be predicted, including indirect impacts on the labor market and the operations of our business as well as the operations of our contractors, partners, and our customers. Additionally, President Biden announced that the administration intends to end the COVID-19 national and public health emergencies on May 11, 2023. The full impact of the termination of the public health emergencies on FDA and other regulatory policies and operations is unclear.

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

In May 2022, we announced FDA approval of a label expansion for the ENROUTE stent for use in standard surgical risk patients. In June 2022, we announced that CMS, through collaboration with the SVS’s Patient Safety Organization and their Vascular Quality Initiative, or VQI, has expanded coverage for TCAR to include standard surgical risk patients within the VQI’s TCAR Surveillance Project. As a condition of FDA approval for such label expansion, we are conducting a prospective, multi-center, single-arm post-approval study, ROADSTER 3, to assess real-world treatment of standard surgical risk patients with carotid artery disease using TCAR and announced enrollment of our first patient in September 2022. If the ROADSTER 3 study or other studies conducted by independent researchers or organizations, or complaints or other reports from our customers or patients, reveal a higher rate of adverse events or other unexpected safety or efficacy concerns, FDA may restrict or withdraw the label expansion approval. Any future report or publication raising any material safety or efficacy concerns regarding any of our approved products or approved uses may cause CMS or other payors to modify or restrict their coverage and reimbursement policies for our products and related procedures. If any of these events were to occur, or if we fail to demonstrate continued safety and efficacy for our approved products and their indications, it may have a material adverse effect on our business, financial condition and results of operations.

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

We currently maintain a portion of our manufacturing, research and development and non-field-based sales, general and administrative operations in a building located in Sunnyvale, California, which is situated on or near earthquake fault lines. We have redundant manufacturing for our ENROUTE NPS at our Plymouth, Minnesota facility. Should either of our buildings be significantly damaged or destroyed by natural or man-made disasters, such as earthquakes, fires or other events, including climate change-related severe weather or disasters, it could take extensive time to relocate or rebuild, during which time our employees may seek other positions and our research and development would cease or be delayed. While we maintain property and business interruption insurance, such insurance has limits and would only cover the cost of rebuilding and relocating and lost revenue, but not general damage, losses caused by earthquakes, losses we may suffer due to our products being replaced by competitors’ products or loss in value due to associated decreases in our stock price. The inability to perform our research and development activities, combined with our limited inventory of materials and components and manufactured products, may cause physicians to discontinue using our products or harm our reputation, and we may be unable to reestablish relationships with such physicians in the future. Consequently, a catastrophic event at our facilities could have a material adverse effect on our business, financial condition and results of operations.

Furthermore, the lease for our Sunnyvale, California manufacturing facility, which contains a renewal option for a five-year lease extension, currently expires in October 2024. If we were unable or unwilling to renew at the proposed rates, relocating our manufacturing facility would involve significant expense in connection with the movement and installation of key manufacturing equipment and any necessary recertification with regulatory bodies, and we cannot assure investors that such a move would not delay or otherwise adversely affect our manufacturing activities or operating results.

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

Our industry is highly competitive, subject to change and significantly affected by new product introductions and other activities of industry participants. CEA has historically been performed by vascular surgeons as the primary surgical solution for carotid artery disease. The major manufacturers of products, such as patches and shunts, used in connection with CEA include LeMaitre Vascular, Getinge / Maquet, Baxter, Terumo, Gore and Edwards. Some competitors market products for use in CAS, such as peripheral access kits, stents, distal and proximal embolic protection devices, guidewires, balloons and sheaths. Such companies include Abbott, Boston Scientific, Cook, Cordis, Medtronic, Terumo, Gore, Contego Medical and InspireMD. These technologies, other products that are in ongoing clinical trials, new drugs or additional indications for existing drugs could demonstrate better safety, effectiveness, clinical results, lower costs or greater physician and patient acceptance.

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

We are currently focused on improving existing products for TCAR, developing new products for TCAR, and developing new products for other disease states beyond carotid artery disease. For example, following receipt of 510(k) clearance from the FDA in September 2022, we initiated a limited market release of our ENROUTE Enflate Transcarotid RX Balloon Dilation Catheter in the fourth quarter of 2022, with a full market release planned in 2023. If we are unable to develop new products, applications or features due to constraints, such as insufficient cash resources, high employee turnover, inability to hire personnel with sufficient technical skills or a lack of other research and development resources, we may not be able to maintain our competitive position compared to other companies. Furthermore, many of our competitors devote a considerably greater amount of funds to their research and development programs than we do, and those that do not may be acquired by larger companies that would allocate greater resources to research and development programs. Our failure or inability to devote adequate research and development resources or compete effectively with the research and development programs of our competitors could harm our business.

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

Any growth that we experience in the future will require us to expand our sales, general and administrative personnel, manufacturing and distribution operations, and facilities and information technology, or IT, and infrastructure. In addition to the need to scale our organization, future growth will impose significant added responsibilities on management, including the need to identify, recruit, train and integrate additional employees. Rapid expansion in personnel could mean that less experienced people manufacture, market and sell our products, which could result in inefficiencies and unanticipated costs, reduced quality and disruptions to our operations. In addition, rapid and significant growth may strain our administrative and operational infrastructure. Our ability to manage our business and growth will require us to continue to improve our operational, financial and management controls, reporting systems and procedures. If we are unable to manage our growth effectively, it may be difficult for us to execute our business strategy and our business could be harmed.

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

We believe that our cash and cash equivalents and investments, together with our expected revenue, will be sufficient to meet our capital requirements and fund our operations for at least the next 12 months. However, we have based these estimates on assumptions that may prove to be incorrect, and we could spend our available financial resources much faster than we currently expect. Our future funding requirements will depend on many factors, including:

•The degree and rate of market acceptance of TCAR and our products;

•Whether we acquire third-party companies, products or technologies;

•Restructuring, refinancing or repayment of debt and any default by the U.S. government on its debt which could have broad macroeconomic effects that could, among other things, raise our borrowing costs;

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

•The impact of health epidemics and other outbreaks, such as the COVID-19 pandemic and the spread of new variants, on our business and operations;

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

As of December 31, 2022, we had an aggregate of approximately $75.0 million in principal outstanding under our Loan Agreement with Oxford Finance. We must make significant interest-only monthly payments under the Loan Agreement, and the term loans outstanding under the Loan Agreement will begin to amortize in equal monthly installments beginning in July 2026 (unless we elect to extend the interest-only period by another year), which will divert resources from other activities. Our obligations under the Loan Agreement are collateralized by substantially all of our assets and we are subject to customary affirmative and negative covenants, including covenants limiting our ability and the ability of our subsidiaries to, among other things, dispose of assets, effect certain mergers, incur debt, grant liens, pay dividends and distributions on capital stock, make investments and acquisitions, and enter into transactions with affiliates, in each case subject to customary exceptions for a loan facility of this size and type. The covenants related to the Loan Agreement, as well as any future financing agreements into which we may enter, may restrict our ability to finance our operations and engage in, expand or otherwise pursue our business activities and strategies. While we have not previously breached and are not currently in breach of these or any other covenants contained in our Loan Agreement, there can be no guarantee that we will not breach these covenants in the future. Our ability to comply with these covenants may be affected by events beyond our control, and future breaches of any of these covenants could result in a default under the Loan Agreement. If not waived, future defaults could cause all of the outstanding indebtedness under the Loan Agreement to become immediately due and payable, termination of commitments to extend further credit, a 5% increase in the applicable rate of interest and the exercise by the lender of other rights and remedies provided for under the Loan Agreement. If we do not have or are unable to generate sufficient cash available to repay our debt obligations when they become due and payable, either upon maturity or in the event of a default, our assets could be foreclosed upon and we may not be able to obtain additional debt or equity financing on favorable terms, if at all, which may negatively impact our ability to operate and continue our business as a going concern.

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

As of December 31, 2022, we had U.S. federal and state net operating loss carryforwards, or NOLs, of $320.1 million and $271.5 million, respectively. Our U.S. federal NOLs arising in tax years ending on or before December 31, 2017 are subject to expiration and will begin to expire in 2027 (U.S. federal NOLs, and certain state NOLs, arising in tax years ending after December 31, 2017 are not subject to expiration) and our state NOLs will begin to expire in 2028. We may use these NOLs to offset taxable income for U.S. federal and state income tax purposes. However, Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, and similar state provisions may limit the NOLs we may use in any year for U.S. federal and state income tax purposes in the event of certain changes in ownership of our company. An “ownership change” pursuant to Section 382 of the Code generally occurs if one or more stockholders or groups of stockholders who own at least 5% of a company’s stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws. We are currently in the process of performing a formal study to determine whether we experienced an ownership change during 2022 or in a prior taxable year. Pending the outcome of this study, we believe we may have experienced at least on “ownership change” in the past and may have experienced others. In addition, future issuances or sales of our stock, including certain transactions involving our stock that are outside of our control, could result in future “ownership changes.” “Ownership changes” that have occurred in the past or that may occur in the future could result in the imposition of an annual limit on the amount of pre-ownership change NOLs and other tax attributes we can use to reduce our taxable income or income tax liability, potentially increasing and accelerating our liability for income taxes, and also potentially causing those tax attributes to expire unused. Any limitation on using NOLs could, depending on the extent of such limitation and the NOLs previously used, result in our retaining less cash after payment of U.S. federal and state income taxes during any year in which we have taxable income, rather than losses, than we would be entitled to retain if such NOLs were available as an offset against such income for U.S. federal and state income tax reporting purposes, which could adversely impact our operating results. Furthermore, U.S. federal NOLs arising in tax years beginning after December 31, 2017 may only be used to offset 80% of our taxable income. This change may require us to pay U.S. federal income taxes in future years despite generating a loss for U.S. federal income tax purposes in prior years. Limitations under state law may differ.

Security breaches, loss of data and other disruptions could compromise sensitive information related to our business or our customers or patients, or prevent us from accessing critical information and expose us to liability, which could adversely affect our business and our reputation.

In the ordinary course of our business, we may become exposed to, or collect, store, or otherwise process sensitive data, including procedure-based information and legally-protected health information, credit card, and other financial information, insurance information, and other potentially personally identifiable information. We also store and process sensitive intellectual property and other proprietary business information. We rely on IT systems, networks and services, including internet sites, data hosting and processing facilities and tools, physical security systems and other hardware, software and technical applications and platforms, some of which are managed, hosted, provided and/or used by third parties or their vendors, to assist in conducting our business, and they also face numerous security threats. The ever-increasing use and evolution of technology, including cloud-based computing, creates opportunities for the unintentional dissemination or intentional destruction of confidential information stored in our or our third party providers' systems, portable media or storage devices.

Although we take measures designed to protect sensitive information from unauthorized access or disclosure, our IT and infrastructure, and that of our technology partners and third parties on which we rely, may be vulnerable to breakdown or other damage or interruption from service interruptions, system malfunction, natural disasters, terrorism, war and telecommunication and electrical failures, as well as security breaches and incidents from inadvertent or intentional actions by employees and/or other third parties, or from cyber-attacks by malicious third parties (including supply chain cyber-attacks or the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information), which may compromise system infrastructure or lead to the loss, destruction, alteration, prevention of access to, disclosure, or dissemination of, or damage or unauthorized access to, our data (including trade secrets or other confidential information, intellectual property, proprietary business information, and personal information) or data that is processed or maintained on our behalf, or other assets. Although the aggregate impact on our operations and financial condition has not been material to date, we have been the target of events of this nature and expect them to continue as cybersecurity threats have been rapidly evolving in sophistication and becoming more prevalent in the industry. We and the third parties on which we rely may be more susceptible to security breaches and other security incidents due to many of our employees and employees of our third-party service providers working remotely for some portion of time. Also, Russia’s war with Ukraine may subject us and third-party service providers to heightened risks of cybersecurity incidents and security and privacy breaches, including attacks that could materially disrupt our research and development programs or other aspects of our operations. We continue to invest in cybersecurity solutions, highly-qualified security personnel and managed security services with respect to our data and IT in an effort to reduce these risks and continue to monitor our systems on an ongoing basis for any current or potential threats. There can be no assurance, however, that our efforts will prevent breakdowns or breaches to, or incidents or compromises impacting, our third-party providers’ databases, systems, or other IT or infrastructure.

Any system or other IT failure, accident or security breach or incident that causes interruptions in our own or in our third-party service providers’ operations, or results in data loss, corruption, or unavailability, could result in a material disruption of our research and development programs or other aspects of our operations. In addition, if any disruption or security breach or incident results in loss, destruction, alteration, or unavailability of, or damage or unauthorized access to, our data or applications or unauthorized access to, disclosure, dissemination or other processing of confidential or proprietary information that we or our third-party service providers process, including personal information, we may incur liability as a result, our research and development programs and competitive position may be adversely affected. Any such disruption, failure or security breach or incident could also cause us to incur additional costs to respond to and otherwise address such disruption, failure or security breach or incident. In the event of any such disruption, failure or security breach or incident, or any perception that one has occurred, we could be exposed to claims, demands, and litigation from private parties, and governmental investigations and other proceedings and we could be subject to significant fines or penalties. We expect to incur significant costs in an effort to detect and prevent security breaches and incidents, and we may face increased costs and requirements to expend substantial resources in the event of an actual or perceived security breach or incident.

Our insurance policies may not be adequate to compensate us for the potential losses arising from any such disruption, failure or security breach or incident. In addition, such insurance may not be available to us in the future on economically reasonable terms, or at all. Further, our insurance may not cover all claims made against us and could have high deductibles in any event, and defending a suit, regardless of its merit, could be costly and divert management attention.

As international expansion of our business occurs, it will expose us to market, regulatory, political, operational, financial, legal and economic risks associated with doing business outside of the United States.

Our long-term strategy is to increase our international presence, including but not limited to securing regulatory approvals and reimbursement in Japan and China. For example, in the fourth quarter of 2022, we received approval from the Japan Association for the Advancement of Medical Equipment for our ENROUTE NPS and ENROUTE stent. This strategy may include establishing and maintaining physician outreach and education capabilities outside of the United States and expanding our relationships with international distributors, providers and payers. Doing business internationally involves a number of risks, including:

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

The FCPA and similar worldwide anti-bribery laws prohibit companies and their intermediaries from corruptly providing any benefits to government officials for the purpose of obtaining or retaining business. We recently completed the process of further enhancing policies and procedures with the intent to help ensure compliance with these laws. In the future, we may operate in parts of the world that have experienced governmental corruption to some degree. Moreover, because of the significant role government entities play in the regulation of many foreign healthcare markets, we may be exposed to heightened FCPA and similar risks arising from our efforts to seek regulatory approval of and reimbursement for our products in such countries. We cannot assure you that our internal control policies and procedures will protect us from improper acts committed by our employees or agents. Violations of these laws, or allegations of such violations, would significantly disrupt our business and have a material adverse effect on our business, financial condition and results of operations.

We are exposed to the risk of fraud or other misconduct by our employees, collaborators, vendors, principal investigators, consultants, independent contractors, and commercial partners.

It is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with governmental laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant fines or other sanctions. While we are unaware of any current matters, we are unable to predict whether we will be subject to actions under the FCPA or a similar state law, or the impact of such actions. Whether or not we are successful in defending against any such actions or investigations, we could incur substantial costs, including legal fees, and divert the attention of management in defending ourselves against any of these claims or investigations, which could have a material adverse effect on our business and financial condition.

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

Our success depends on our ability to obtain, maintain and protect our intellectual property rights.

In order to remain competitive, we must develop, maintain and protect the proprietary aspects of our brands, technologies and data. We rely on a combination of contractual provisions, confidentiality procedures and patent, copyright, trademark, trade secret and other intellectual property laws to protect the proprietary aspects of our brands, technologies and data. These legal measures afford only limited protection, and competitors or others may gain access to or use our intellectual property and proprietary information. Our success depends, in part, on preserving our trade secrets, maintaining the security of our data and know-how and obtaining and maintaining other intellectual property rights. We may not be able to obtain or maintain intellectual property or other proprietary rights necessary to our business or in a form that provides us with a competitive advantage. In addition, our trade secrets, data and know-how could be subject to unauthorized use, misappropriation, or disclosure to unauthorized parties, despite our efforts to enter into confidentiality agreements with our employees, consultants, clients and other vendors who have access to such information, and could otherwise become known or be independently discovered by third parties. Our intellectual property, including trademarks, could be challenged, invalidated, infringed, and circumvented by third parties, and our trademarks could also be diluted, declared generic or found to be infringing on other marks. If any of the foregoing occurs, we could be forced to re-brand our products, resulting in loss of brand recognition and requiring us to devote resources to advertising and marketing new brands, and suffer other competitive harm. Third parties may also adopt trademarks similar to ours, which could harm our brand identity and lead to market confusion. Failure to obtain and maintain intellectual property rights necessary to our business and failure to protect, monitor and control the use of our intellectual property rights could negatively impact our ability to compete and cause us to incur significant expenses. The intellectual property laws and other statutory and contractual arrangements in the United States and other jurisdictions we depend upon may not provide sufficient protection in the future to prevent the infringement, use, violation or misappropriation of our trademarks, data, technology and other intellectual property and services, and may not provide an adequate remedy if our intellectual property rights are infringed, misappropriated or otherwise violated.

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

The term of individual patents depends on the legal term for patents in the countries in which they are granted. In most countries, including the United States, the patent term is 20 years from the earliest claimed filing date of a nonprovisional patent application in the applicable country. We cannot assure that patents will be issued from any of our pending applications or that, if patents are issued, they will be of sufficient scope or strength to provide meaningful protection for our technology. Notwithstanding the scope of the patent protection available to us, a competitor could develop treatment methods or devices that are not covered by our patents. Furthermore, numerous U.S. and foreign-issued patents and patent applications owned by third parties exist in the fields in which we are developing products. Because patent applications can take many years to issue, there may be applications unknown to us, which applications may later result in issued patents that our existing or future products or technologies may be alleged to infringe.

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

Adverse determinations in litigation could subject us to significant liabilities to third parties, could require us to seek licenses from third parties or could prevent us from manufacturing, selling or using the product, any of which could severely harm our business.

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

Further, the Leahy-Smith Act created new procedures to challenge the validity of issued patents in the United States, including post-grant review and inter partes review proceedings, which some third parties have been using to cause the cancellation of selected or all claims of issued patents of competitors. For a patent with an effective filing date of March 16, 2013 or later, a petition for post-grant review can be filed by a third party in a nine-month window from issuance of the patent. A petition for inter partes review can be filed immediately following the issuance of a patent if the patent has an effective filing date prior to March 16, 2013. A petition for inter partes review can be filed after the nine-month period for filing a post-grant review petition has expired for a patent with an effective filing date of March 16, 2013 or later. Post-grant review proceedings can be brought on any ground of invalidity, whereas inter partes review proceedings can only raise an invalidity challenge based on published prior art and patents. These adversarial actions at the USPTO review patent claims without the presumption of validity afforded to U.S. patents in lawsuits in U.S. federal courts, and use a lower burden of proof than used in litigation in U.S. federal courts. Therefore, it is generally considered easier for a competitor or third party to have a U.S. patent invalidated in a USPTO post-grant review or inter partes review proceeding than invalidated in a litigation in a U.S. federal court. If any of our patents are challenged by a third party in such a USPTO proceeding, there is no guarantee that we, our licensors or collaborators will be successful in defending the patent, which would result in a loss of the challenged patent right to us.

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

We rely on trademarks, service marks, tradenames and brand names to distinguish our products from the products of our competitors, and have registered or applied to register these trademarks. We cannot assure you that our trademark applications will be approved. During trademark registration proceedings, we may receive rejections. Although we are given an opportunity to respond to those rejections, we may be unable to overcome such rejections. In addition, in proceedings before the USPTO and comparable agencies in many foreign jurisdictions, third parties are given an opportunity to oppose pending trademark applications and to seek to cancel registered trademarks. Opposition or cancellation proceedings may be filed against our trademarks, and our trademarks may not survive such proceedings. In the event that our trademarks are successfully challenged, we could be forced to rebrand our products, which could result in loss of brand recognition and could require us to devote resources towards advertising and marketing new brands and managing through regulatory implications such as relabeling. At times, competitors may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In other cases, our competitors may associate our marks, such as TCAR, with their products and infringe upon our intellectual property as a result. Certain of our current or future trademarks may become so well known by the public that their use becomes generic and they lose trademark protection. Over the long term, if we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively and our business, financial condition and results of operations may be adversely affected.

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

The taxes imposed by the Affordable Care Act and the expansion in the government’s role in the U.S. healthcare industry may result in decreased sale of our products and, lower reimbursement by payers for our products, all of which may have a material adverse effect on our business, financial condition and results of operations. Since its enactment, there have been judicial, executive, and Congressional challenges to certain aspects of the Affordable Care Act. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA without specifically ruling on the constitutionality of the ACA. It is unclear how the other healthcare reform measures of the Biden administration or future litigation will impact the ACA or our business.

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

Our products have in the past and could in the future be subject to product recalls that could harm our reputation or increase the probability of inspection by, or additional scrutiny from, the FDA or other relevant regulatory bodies.

The FDA and similar governmental authorities in other countries have the authority to require the recall of commercialized products in the event of material regulatory deficiencies or defects in design or manufacture. A government mandated or voluntary recall by us has occurred, and could occur again in the future, as a result of component failures, manufacturing errors or design or labeling defects. In January 2021, we announced the voluntary recall of certain lots of our ENROUTE Transcarotid Stent System. Additional recalls of our products would divert managerial attention, be expensive, harm our reputation with customers, result in additional scrutiny from the FDA or other relevant regulatory bodies and harm our financial condition and results of operations. Additional recall announcements could also negatively affect our stock price.

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

•The federal Physician Payment Sunshine Act, or Open Payments, created under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or Affordable Care Act, and its implementing regulations, which requires applicable manufacturers of drugs, medical devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program to report annually to the U.S. Department of Health and Human Services, or HHS, information related to payments and other transfers of value made to covered recipients, including physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain non-physician healthcare professionals (such as physician assistants and nurse practitioners, among others), and teaching hospitals, as well as information regarding ownership and investment interests held by physicians and their immediate family members. Applicable manufacturers are required to submit annual reports to CMS. Our failure to submit required information on time may result in civil monetary penalties with additional amounts for “knowing failures”, for all payments, transfers of value or ownership or investment interests that are not timely, accurately, and completely reported in an annual submission, and may result in liability under other federal laws or regulations; and

•HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, and its implementing regulations, which impose certain requirements relating to the privacy, security and transmission of individually identifiable health information; HIPAA also created criminal liability for knowingly and willfully falsifying or concealing a material fact or making a materially false statement in connection with the delivery of or payment for healthcare benefits, items or services. Failure to comply with the HIPAA privacy and security standards when applicable can result in civil monetary penalties, and, in certain circumstances, criminal penalties including fines and/or imprisonment. State attorneys general can also bring a civil action to enjoin a HIPAA violation or to obtain statutory damages on behalf of residents of his or her state.

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

Because of the breadth of these laws and the narrowness of available statutory and regulatory exemptions or safe harbors, it is possible that some of our activities, such as stock-option compensation paid to physicians, could be subject to challenge under one or more of such laws. Any action brought against us for violations of these laws or regulations, even if successfully defended, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. We may be subject to private “qui tam” actions brought by individual whistleblowers on behalf of the federal or state governments.

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

Changes in tax laws could have a material adverse effect on our business, cash flow, results of operations or financial conditions.

We are subject to tax laws, regulations, and policies of the several taxing jurisdictions. Changes in tax laws, as well as other factors, could cause us to experience fluctuations in our tax obligations and effective tax rates and otherwise adversely affect our tax positions and/or our tax liabilities. For example, in August 2022 the United States enacted a 1% excise tax on stock buybacks and a 15% alternative minimum tax on adjusted financial statement income for certain large corporations as part of the Inflation Reduction Act of 2022. Further, many countries, and organizations such as the Organization for Economic Cooperation and Development have proposed implementing changes to existing tax laws, including a proposed 15% global minimum tax. Any of these developments or changes in federal, state, or international tax laws or tax rulings could adversely affect our effective tax rate and our operating results. There can be no assurance that our effective tax rates, tax payments, or tax credits and incentives will not be adversely affected by these or other developments or changes in law.

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

Over the last several years, the FDA has proposed reforms to its 510(k) clearance process, and such proposals could include increased requirements for clinical data and a longer review period, or could make it more difficult for manufacturers to utilize the 510(k) clearance process for their products. For example, in November 2018, FDA officials announced forthcoming steps that the FDA intends to take to modernize the premarket notification pathway under Section 510(k) of the FDCA. Among other things, the FDA announced that it planned to develop proposals to drive manufacturers utilizing the 510(k) pathway toward the use of newer predicates. These proposals included plans to potentially sunset certain older devices that were used as predicates under the 510(k) clearance pathway, and to potentially publish a list of devices that have been cleared on the basis of demonstrated substantial equivalence to predicate devices that are more than 10 years old. In September 2019, the FDA issued revised final guidance describing an optional “safety and performance based” premarket review pathway for manufacturers of “certain, well-understood device types” to demonstrate substantial equivalence under the 510(k) clearance pathway by showing that such device meets objective safety and performance criteria established by the FDA, thereby obviating the need for manufacturers to compare the safety and performance of their medical devices to specific predicate devices in the clearance process. The FDA has developed and maintains a list of device types appropriate for the “safety and performance based” pathway and will continue to develop product-specific guidance documents that identify the performance criteria for each such device type, as well as the testing methods recommended in the guidance documents, where feasible. The FDA may establish performance criteria for classes of devices for which we or our competitors seek or currently have received clearance, and it is unclear the extent to which such performance standards, if established, could impact our ability to obtain new 510(k) clearances or otherwise create competition that may negatively affect our business.

In addition, FDA regulations and guidance are often revised or reinterpreted by the FDA in ways that may significantly affect our business and our products. Any new statutes, regulations, or revisions or reinterpretations of existing regulations may impose additional costs or lengthen review times of any future products or make it more difficult to obtain clearance or approval for, manufacture, market, or distribute our products. The FDA’s and other regulatory authorities’ policies may change, and additional government regulations may be promulgated that could prevent, limit, or delay regulatory clearance or approval of our product candidates. We cannot determine what effect changes in regulations, statutes, legal interpretation, or policies, when and if promulgated, enacted, or adopted may have on our business in the future. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability.

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

In addition, we are required to investigate all product complaints we receive, and timely file reports with the FDA, including MDRs that require that we report to regulatory authorities if our products may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction were to recur. If these reports are not submitted in a timely manner, regulators may impose sanctions and we may be subject to product liability or regulatory enforcement actions, including warning letters, untitled letters, fines, civil penalties, recalls, seizures, operating restrictions, denial of requests for 510(k) clearance or premarket approval of new products, new intended uses or modifications to existing products, withdrawal of current 510(k) clearances or premarket approvals and narrowing of approved or cleared product labeling, all of which could harm our business. In addition, the FDA may provide notice of and conduct additional inspections, such as “for cause” inspections, of our business, sites and facilities as part of its review process. As of January 31, 2023, we had filed 717 MDR reports, including follow-up MDR reports, with the FDA for adverse events and device malfunctions including, but not limited to, stroke, arterial dissection, tip detachment, stent thrombosis and wound complications.

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

Material modifications to the intended use or technological characteristics of our products will require new 510(k) clearances, premarket approvals or CE Marks prior to implementing the modifications, or require us to recall or cease marketing the modified devices until these clearances or approvals are obtained. Furthermore, changes to our manufacturing facility or supplier of components used in our products require prior FDA approval of a PMA supplement. The FDA requires device manufacturers to initially make and document a determination of whether or not a modification requires a new approval, supplement or clearance; however, the FDA can review a manufacturer’s decision. Any modification to an FDA cleared device that would significantly affect its safety or effectiveness or that would constitute a major change in its intended use would require a new 510(k) clearance or approval of a PMA supplement. We may not be able to obtain additional 510(k) clearances or premarket approvals for new products or for modifications to, or additional indications for, our products in a timely fashion, or at all. Delays in obtaining required future clearances would harm our ability to introduce new or enhanced products in a timely manner, which in turn would harm our future growth. We have made modifications to our products in the past that we believe do not require additional clearances or approvals, and we may make additional modifications in the future. If the FDA or an EU Notified Body disagrees and requires new clearances or approvals for any of these modifications, we may be required to recall and to stop selling or marketing our products as modified, which could harm our operating results and require us to redesign our products. In these circumstances, we may be subject to significant enforcement actions. In July 2022, we voluntarily requested the cancellation of our CE Mark certifications for business reasons but will continue to work with our Certified Body to maintain ISO 13485:2016 certification. The CE Certificates were cancelled, effective August 23, 2022, but the ISO 13485:2016 certification remains in effect. We may seek new CE Mark certifications in the future.

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

Environmental, social and corporate governance (ESG) matters, including those related to climate change and sustainability, may have an adverse effect on our business, financial condition and results of operations and damage our reputation.

There is an increasing focus from certain investors, customers, consumers, employees and other stakeholders on ESG matters including climate change, energy and water use, plastic waste and other sustainability concerns. Additionally, public interest and legislative pressure related to public companies’ ESG practices, including rules related to climate change and climate-related disclosures, continue to grow. For example, in 2022, the SEC published a proposed rule that would require companies to provide significantly expanded climate-related disclosures at significant costs and operational impacts to comply and impose increased oversight obligations on our board of directors and management.

If our ESG practices fail to meet regulatory requirements or investor, customer, consumer, employee or other stakeholders’ evolving expectations and standards for responsible corporate citizenship in areas including environmental stewardship, support for local communities, diversity in our employee base or on our board of directors, human capital management, employee health and safety practices, product quality, supply chain management, corporate governance and transparency, our reputation, brand and employee retention may be negatively impacted, and our customers and suppliers may be unwilling to continue to do business with us.

Changing customer and consumer preferences or increased regulatory requirements may result in increased demands or requirements regarding plastics and packaging materials, including single-use and non-recyclable plastic products and packaging, other components of our products and their environmental impact on sustainability, or increased customer and consumer concerns or perceptions (whether accurate or inaccurate) regarding the effects of substances present in certain of our products. Complying with these demands or requirements could cause us to incur additional manufacturing, operating or product development costs.

If we do not adapt to or comply with new regulations, or fail to meet evolving investor, industry or stakeholder expectations and concerns regarding ESG issues, investors may reconsider their capital investment in our company, and customers and consumers may choose to stop purchasing our products, which could have a material adverse effect on our reputation, business or financial condition.

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

•Changes in reimbursement by current or potential payers, including CMS’s decision to reconsider NCD 20.7, Percutaneous Transluminal Angioplasty, that provides coverage for CAS, to be updated to provide coverage for the full range of patients that could benefit from the TCAR procedure;

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We currently lease approximately 31,000 square feet for our corporate headquarters and manufacturing facility located in Sunnyvale, California under a lease agreement which terminates in October 2024. We have an additional option to extend the lease term for a period of five years. The option must be exercised no more than 12 months and no less than nine months prior to the expiration of the applicable term.

We also lease approximately 82,000 square feet of office and manufacturing space located in Plymouth, Minnesota under a lease agreement which terminates in November 2029. We have the option to extend the lease term for two additional five-year periods. The option must be exercised no more than 12 months and no less than nine months prior to the expiration of the applicable term. We believe our two facilities meet our current and future anticipated needs.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed on The Nasdaq Global Select Market under the symbol “SILK,” and began trading on April 4, 2019. Prior to that date, there was no public trading market for our common stock.

Holders of Record

As of January 31, 2023, there were approximately 56 stockholders of record of our common stock. Since many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

Stock Performance Graph

The following graph illustrates a comparison of the total cumulative stockholder return on our stock with the total return for (i) the Nasdaq Composite Index (U.S.) and (ii) the Nasdaq U.S. Benchmark Medical Equipment TR Index for the period from April 4, 2019 (the first day of trading of our common stock), through December 31, 2022. The graph assumes an investment of $100 in our common stock at market close on April 4, 2019 and the reinvestment of dividends, if any. The comparisons in the table are not intended to forecast or be indicative of possible future performance of our common stock. This graph shall not be deemed “soliciting material” or be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act of 1933, as amended (the "Securities Act"), whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Comparison Cumulative Total Return
$210
$200
$190
$180
$170
$160
$150
$140
$130
$120
$110
$100
$90
$80
04/04/2019
6/30/2019
09/30/2019
12/31/2019
03/31/2020
06/30/2020
09/30/2020
12/31/2020
03/31/2021
06/30/2021
09/30/2021
12/31/2021
3/31/2022
06/30/2022
09/30/2022
12/31/2022
Silk Road Medical, Inc
Nasdaq Composite
Nasdaq US Benchmark Medical Equipment TR

$100 investment in stock or index	Apr. 4, 2019	Jun. 30, 2019	Sep. 30, 2019	Dec. 31, 2019	Mar. 31, 2020	Jun. 30, 2020	Sep. 30, 2020	Dec. 31, 2020	Mar. 31, 2021	Jun. 30, 2021	Sep. 30, 2021	Dec. 31, 2021	Mar. 31, 2022	Jun. 30, 2022	Sep. 30, 2022	Dec. 31, 2022
Silk Road Medical, Inc. (SILK)	$100	$134	$90	$112	$87	$116	$186	$174	$140	$132	$152	$118	$114	$101	$124	$146
Nasdaq Composite	$100	$102	$102	$115	$99	$129	$144	$166	$171	$188	$187	$203	$185	$144	$138	$137
Nasdaq US Benchmark Medical Equipment TR	$100	$105	$108	$117	$96	$112	$130	$144	$145	$162	$171	$179	$163	$135	$130	$145

Recent Sales of Unregistered Securities

None.

Item 6. [Reserved]

Item 7. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our audited financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K. This discussion and other parts of this Annual Report on Form 10-K contain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions, that are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section of this Annual Report on Form 10-K entitled “Risk Factors” and the “Cautionary Note Regarding Forward-Looking Statements” beginning on page 1.

Overview

We are a medical device company focused on reducing the risk of stroke and its devastating impact. We believe a key to stroke prevention is minimally-invasive and technologically advanced intervention to safely and effectively treat carotid artery disease, one of the leading causes of stroke. We have pioneered a relatively new approach for the treatment of carotid artery disease called transcarotid artery revascularization, or TCAR, which we seek to establish as the standard of care. We manufacture and sell in the United States our portfolio of TCAR products, which are designed to provide direct access to the carotid artery, effective reduction in stroke risk throughout the procedure, and long-term restraint of carotid plaque.

We began commercializing our products in the United States in late 2015. Our products are currently the only devices cleared and approved by the FDA specifically for transcarotid use. In the second quarter of 2022, we announced FDA label and Medicare coverage expansions for the use of TCAR in standard surgical risk patients. TCAR is reimbursed based on established CPT codes and ICD-10 codes related to carotid stenting that track to MS-DRG classifications.

While we do not currently sell our products in markets outside the United States, we are pursuing regulatory clearances in Japan and China, and in the fourth quarter of 2022, we received Shonin approval for the ENROUTE NPS and the ENROUTE stent, and are pursuing next steps including assessing the reimbursement process and our pathway and timeline to launch in Japan.

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

We manufacture and distribute the ENROUTE NPS at our facilities in Sunnyvale, California, and Plymouth, Minnesota using components and sub-assemblies manufactured both in-house and by third party manufacturers and suppliers. We purchase our other products from third-party contract manufacturers, including our ENROUTE stent. We recently expanded our product portfolio with the limited market release of our ENROUTE Enflate Transcarotid RX Balloon Dilation Catheter in the fourth quarter of 2022, with a full market release planned in 2023. Our Enflate product received 510(k) clearance from the FDA in September 2022 and is manufactured under an agreement with Nordson Medical Ireland, Ltd. Many of our third-party manufacturers and outside vendors are currently single-source suppliers. In June 2022, we exercised our right of first refusal to aquire additional space at our Plymouth, Minnesota facility and began commercial ENROUTE NPS production at that facility during the third quarter of 2022. We believe our combined facilities will be sufficient to meet our manufacturing needs for at least the next five years.

In October 2022, we completed an underwritten public offering of approximately 2.7 million shares of our common stock at a public offering price of $43.00 per share, resulting in net proceeds of approximately $109.0 million. As of December 31, 2022, we had cash and cash equivalents and short-term investments of $213.7 million, long-term debt of $74.6 million and an accumulated deficit of $343.7 million. We believe that our cash and cash equivalents and available-for-sale investments as of December 31, 2022, together with our expected revenue, will be sufficient to meet our capital requirements and fund our operations for at least the next 12 months.

COVID-19 Pandemic

The global COVID-19 pandemic presents significant risks to us and has had, and continues to have intermittent impacts on our business, operations, and financial results and condition, directly and indirectly, including, without limitation, impacts on: the health of our management and employees; our manufacturing, distribution, marketing and sales operations; our research and development activities, including clinical activities; and customer and patient behaviors. COVID-19 and its variants have negatively impacted, and may continue to negatively impact our operations and revenue and overall financial condition by significantly decreasing the expected number of TCAR procedures performed. The pandemic has also reduced our expectations for the growth rate in the number of TCAR procedures to be performed in the future. The expected number of TCAR procedures performed, similar to other surgical procedures, has significantly decreased during various phases of the pandemic as many health care organizations globally prioritized the treatment of patients with COVID-19 while managing through capacity and labor issues. Hospitals have and continue to experience staffing shortages and other operational challenges that cause problems scheduling or rescheduling TCAR procedures. These measures and challenges will likely continue during 2023, which would adversely affect our revenue. Due to presumed fear and anxiety, some patients are not accessing routine or emergency health care which may adversely impact the number of TCAR procedures and our revenue.

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

New virus variants and varying infection rates have continued to make the current COVID-related environment highly volatile and uncertain. The ultimate extent of the impact of COVID-19 remains highly uncertain and will depend on future developments and factors that continue to evolve, including the duration and severity of new virus variants, the actions taken to reduce the transmission of COVID-19 or mitigate the burden on hospitals, and the speed with which normal economic, labor market and operating conditions resume, among others. Most of these developments and factors are outside of our control and could exist for an extended period of time.

Components of our Results of Operations

This section of this Annual Report on Form 10-K generally discusses 2022 and 2021 items and year-to-year comparisons between 2022 and 2021. Discussions of 2020 items and year-to-year comparisons between 2021 and 2020 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Revenue

We currently derive all of our revenue from the sale of our portfolio of TCAR products to hospitals and medical centers in the United States. Each of our products is purchased individually, and the majority of our revenue is derived from sales of the ENROUTE NPS and the ENROUTE stent. No single customer accounted for 10% or more of our revenue during the during the years ended December 31, 2022 and 2021. Key performance indicators that drive revenue include the number of active sales territories, the number of trained physicians certified to perform TCAR, the number of hospital accounts that perform our procedures, the number of procedures per physician or hospital account, and average selling prices for our products. We expect our revenue to continue to increase in the future through increased adoption of TCAR and as a result of the introduction of new products and international expansion. Any decreases in our key performance indicators could have a negative impact on our future revenue. In addition, we have expanded our sales and marketing infrastructure to help us drive and support revenue growth and we intend to continue this expansion. However, we may continue to experience headwinds due to price pressures, increased labor costs, labor and staffing shortages, hospital capacity and patient behavior caused by the COVID-19 pandemic or as a result of general macroeconomic factors.

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

We calculate gross margin as gross profit divided by revenue. Our gross margin has been and will continue to be affected by a variety of factors, including primarily average selling prices, product sales mix, production and ordering volumes, manufacturing costs, product yields, replacement of expired product, headcount and cost-reduction strategies. We expect our gross margin to increase over the long-term as our production and ordering volumes increase and as we spread the fixed portion of our overhead costs over a larger number of units produced, potentially offset by inflationary pressures and investments in additional operational infrastructure in both California and our facility in Minnesota. Specifically, we are experiencing inflationary and price pressures and increased labor costs and labor and staffing shortages, affecting the cost of the components for our TCAR products and the wages that we pay our employees, as well as the wages our vendors pay their employees, due to challenging labor market conditions. We began commercial production at our Plymouth, Minnesota facility during the third quarter of 2022; with two manufacturing facilities, we expect our gross margin to be slightly lower than prior periods in the short term. We intend to use our design, engineering and manufacturing know-how and capabilities to further advance and improve the efficiency of our manufacturing processes, which we believe will reduce costs and have a positive long-term impact on our gross margin. However, our gross margin could fluctuate from quarter to quarter as we introduce new products, execute certain manufacturing engineering projects, adopt new manufacturing processes and technologies, and expand our distribution operations and infrastructure to support our planned long term growth and risk mitigation. In addition, COVID-19 and its variants may continue to negatively impact our gross margin in the near term due to unfavorable production variances as a result of lower production and lower demand.

Research and Development Expenses

Research and development, or R&D, expenses consist primarily of engineering, product development, clinical studies to develop and support our products, regulatory expenses, medical affairs, and other costs associated with products and technologies that are in development. These expenses include employee compensation, including stock-based compensation, supplies, consulting, prototyping, testing, materials, travel expenses, depreciation and an allocation of facility overhead expenses, in each case related to R&D programs. Additionally, R&D expenses include costs associated with our clinical studies, including clinical trial design, clinical trial site initiation and study costs, data management, related travel expenses and the cost of products used for clinical trials, internal and external costs associated with our regulatory compliance and quality assurance functions and overhead costs. We expect R&D expenses as a percentage of revenue to vary over time depending on the level and timing of our new product development efforts, as well as our clinical development, clinical trial and other related activities. In addition, COVID-19 may continue to impact our product development efforts and clinical and regulatory matters for the foreseeable future. COVID-19 has and continues to impact enrollment in clinical trials across the medical device industry and may affect any new trials we decide to pursue.

Selling, General and Administrative Expenses

Selling, general and administrative, or SG&A, expenses consist primarily of compensation for personnel, including stock-based compensation, related to selling and marketing functions, physician education programs, commercial operations and analytics, reimbursement, finance, information technology and human resource functions. Other SG&A expenses include sales commissions, training, travel expenses, promotional activities, marketing initiatives, market research and analysis, conferences and trade shows, professional services fees (including legal, audit and tax fees), insurance costs, general corporate expenses and allocated facilities-related expenses. We expect SG&A expenses to continue to increase in absolute dollars as we expand our infrastructure to both drive and support anticipated growth in revenue, due to additional legal, accounting, insurance and other expenses associated with being a public company, and as we expand our presence. In addition, we plan to continue exploring sales and marketing expansion opportunities in international geographies.

New virus variants and varying infection rates of COVID-19 may modulate our SG&A expenses over the short term. The outbreak and persistence of COVID-19 in international markets that we have targeted for our international expansion may also delay preparation for and launch of such expansion efforts.

Interest Income (Expense), net

Interest income (expense), net consists primarily of cash interest expense incurred on our outstanding indebtedness and non-cash interest expense related to the accretion of closing fees and amortization of debt discount and issuance costs associated with our debt agreements. Our interest expense was partially offset by interest income earned on our cash, cash equivalents and investments.

(in thousands, except share and per share data)	Year Ended December 31,
	2022	2021	2020
Revenue	$138,638	$101,475	$75,227
Cost of goods sold	37,876	25,446	21,291
Gross profit	100,762	76,029	53,936
Operating expenses:
Research and development	36,449	27,110	21,271
Selling, general and administrative	116,317	96,387	75,524
Total operating expenses	152,766	123,497	96,795
Loss from operations	(52,004)	(47,468)	(42,859)
Interest income (expense), net	(2,571)	(2,320)	(3,307)
Loss on debt extinguishment	(245)	—	(1,119)
Other income (expense), net	(190)	(23)	(80)
Net loss	$(55,010)	$(49,811)	$(47,365)

Comparison of Years Ended December 31, 2022 and 2021

Revenue. Revenue increased $37.1 million, or 37%, to $138.6 million during the year ended December 31, 2022, compared to $101.5 million during the year ended December 31, 2021. The increase in revenue was attributable to an increase in the number of products sold as physicians performed more TCAR procedures and as we expanded our sales territories, increased the number of new accounts, and trained more physicians in TCAR. In addition, we believe that revenue for the year ended December 31, 2022, benefitted from both the continued recovery from the COVID-19 pandemic, allowing for a more relatively normal healthcare operating environment in the second half of 2022, and from the FDA label and Medicare coverage expansions for the use of TCAR in standard surgical risk patients that we received in the second quarter of 2022.

Cost of Goods Sold and Gross Margin. Cost of goods sold increased $12.4 million, or 49%, to $37.9 million during the year ended December 31, 2022, compared to $25.4 million during the year ended December 31, 2021. This increase was attributable to the increase in the number of products sold and also to additional overhead related to the start-up and expansion of our manufacturing capacity at our facility in Minnesota. Gross margin for the year ended December 31, 2022, decreased to 73%, compared to 75% for the year ended December 31, 2021. The decrease in gross margin during 2022 was driven by unfavorable production variances as a result of our COVID-19 related production issues in the first quarter of 2022 and also by additional overhead related to the start-up and expansion of our manufacturing capacity at our facility in Minnesota.

Research and Development Expenses. R&D expenses increased $9.3 million, or 34%, to $36.4 million during the year ended December 31, 2022, compared to $27.1 million during the year ended December 31, 2021. The increase in R&D expenses was driven by growth in personnel and investment in new and ongoing R&D programs. The increase in R&D expenses was primarily attributable to an increase of $7.4 million in personnel-related expenses, including stock-based compensation, as a result of increased headcount, an increase of $1.5 million related to the allocation of facilities, depreciation and other related expenses, particularly related to our new facility, an increase of $0.4 million in travel related costs and an increase of $0.3 million in outside services, partially offset by decreases in clinical and regulatory expense and in educational grants.

Selling, General and Administrative Expenses. SG&A expenses increased $19.9 million, or 21%, to $116.3 million during the year ended December 31, 2022, compared to $96.4 million during the year ended December 31, 2021. The increase in SG&A costs was due to the continued expansion of our sales team and commercial efforts, compared to the prior year period. The increase in SG&A expenses is primarily attributable to an increase of $17.7 million in payroll and personnel-related expenses and an increase of $2.9 million in physician training and travel-related costs. Other increases, which included $0.6 million in software-related expense, and an increase of $0.3 million in marketing and tradeshow expenses, were partially offset by decreases of $1.0 million in the allocated costs of facilities and other related expenses and decreases in consulting and professional fees. Personnel-related expenses included stock-based compensation expense of $18.6 million and $11.1 million for the years ended December 31, 2022 and 2021, respectively.

Interest Income (Expense), Net. Interest income (expense), net increased $0.3 million, or 11%, to an expense of $2.6 million during the year ended December 31, 2022, compared to an expense of $2.3 million during the year ended December 31, 2021. The increase in net interest expense was attributable to both the increased interest rate and the amount of borrowings outstanding as a result of our May 2022 refinancing as compared with the prior year. Our increased interest expense was partially offset by an increase in interest income due to higher interest rates and higher cash, cash equivalents and investments balances during the year ended December 31, 2022, as compared to the prior year period.

Other Income (Expense), Net. Other income (expense), net increased to an expense of $0.2 million during the year ended December 31,2022. The increase in net other expenses was attributable to losses on the disposal of property and equipment during the year.

Liquidity and Capital Resources

Sources of Liquidity

To date, our principal sources of liquidity have been net proceeds from sales of our common stock in public offerings, private sales of our equity securities and debt financings, as well as revenue from product sales, which we expect to be our primary source of future liquidity, and to a lesser extent, proceeds from stock option exercises and employee stock purchase plan purchases. As of December 31, 2022, we had cash and cash equivalents and short-term investments of $213.7 million, $75.0 million outstanding principal in term loans, an additional $125.0 million in available but unused term loans and $25.0 million in availability under a revolving credit facility available under a loan agreement, as described in more detail below.

In October 2022, we completed an underwritten public offering of approximately 2.7 million shares of our common stock at a public offering price of $43.00 per share, resulting in net proceeds of approximately $109.0 million.

We expect to continue to devote a substantial amount of our capital resources to expand commercialization efforts and increase adoption of TCAR using our products, conduct clinical studies and expand our clinical evidence base, and develop additional products. We will also continue exploring sales and marketing expansion opportunities in international geographies. In addition, as a public company, we incur significant legal, accounting, director and officer liability insurance, exchange listing and SEC compliance, investor relations and other expenses, all of which continue to increase. Because of these and other factors, we expect to continue to incur substantial net losses and negative cash flows from operations for the foreseeable future.

While we believe our existing cash and cash equivalents and short-term investments, together with our expected revenue, will be sufficient to meet our capital requirements and fund our operations for at least the next 12 months, we have based this estimate on assumptions that may prove to be incorrect, and we could spend our available financial resources much faster than we currently expect. Our future funding requirements will depend on many factors, including:

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

•The impact of health epidemics and other outbreaks, such as the COVID-19 pandemic and the spread of new variants, on our business and operations;

•The emergence of competing technologies or other adverse market developments; and

•The rate at which we expand internationally.

We may seek to raise additional capital through equity offerings or debt financings and such additional financing may not be available to us on acceptable terms, or at all, and involves risks as described in “Part I. Item 1.A. Risk Factors.”

Term Loan Agreement

On May 27, 2022, we entered into a Loan and Security Agreement, or Loan Agreement, with Oxford Finance LLC and its agent, or Oxford Finance, which provides for a $225.0 million loan facility, comprised of a $25.0 million secured revolving credit facility and a $200.0 million secured term loan facility. We concurrently drew down $75.0 million under the term loan facility and used a portion of the proceeds to pay off outstanding amounts under and terminate our prior loan agreement with Stifel Bank. The term loans are available in three tranches. Upon our request, the revolving credit facility will be increased from $25.0 million to $50.0 million. The revolving loans are available subject to a borrowing base equal to 85% of eligible receivables plus 50% of eligible inventory, up to the lesser of 40% of the borrowing base or $10.0 million in the case of eligible inventory.

The revolving loans and the term loans mature on May 1, 2027. The principal amount of outstanding revolving loans, together with accrued and unpaid interest, is due on the maturity date. The principal amount of outstanding term loans are required to be repaid in equal monthly installments beginning on July 1, 2026. As we achieved a specified consolidated trailing twelve-month revenue target, we may exercise our option to extend the first amortization date for the term loans to July 1, 2027. Such election may be made no earlier than June 30, 2023 and no later than thirty (30) days prior to July 1, 2026. If we exercise this option, then the maturity date for both the revolving loans and the term loans will be May 1, 2028.

The revolving loans accrue interest at the greater of 1-month Secured Overnight Financing Rate, or SOFR, or the Index Rate, and 0.85%, plus a margin of 3.00%. The term loans accrue interest at the greater of the Index Rate and 0.85%, plus a margin of 5.00%. The Index Rate is capped at 2.50% for purposes of the Loan Agreement. Interest on both revolving loans and term loans is payable monthly in arrears. The term loan may not be reborrowed once repaid, but we may prepay the term loan at any time in full, or in part in increments of $10.0 million. We are required to pay a prepayment fee of 3.0% for prepayments of term loans made in the first year after closing, 2.0% for prepayments of term loans made in the second year after closing, 1.0% for prepayments of term loans made in the third year after closing and no prepayment fees thereafter. Upon the earlier of prepayment or maturity of the term loans, we are required to pay a fee of 5.0% of the aggregate original principal amount of the funded term loans, which fee increases to 6.75% if we exercise our option to extend the amortization date and maturity date. We are also obligated to pay other customary fees for a loan facility of this size and type.

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

As of December 31, 2022, the aggregate outstanding principal balance under the Loan Agreement was $75.0 million and the variable interest rate was 7.5%. As of December 31, 2022, we were in compliance with all covenants under the term loan agreement.

Material Cash Requirements

Our material cash requirements include our outstanding indebtedness under the Loan Agreement, operating leases and non-cancellable purchase commitments. As of December 31, 2022, we had principal, interest and fees commitments of $104.9 million under the Loan Agreement, of which $5.8 million in interest and fees is expected to be paid within the next 12 months. Our operating lease commitments consist of our lease obligations for our facilities in Sunnyvale, California and Plymouth, Minnesota. Our total operating lease commitments as of December 31, 2022 are approximately $9.6 million, of which $2.0 million is expected to be paid within the next 12 months. We have non-cancellable purchase commitments primarily related to our ENROUTE stent and other inventory components of approximately $11.9 million within the next 12 months.

Cordis License Agreement

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

Cordis Supply Agreement

We are obligated under the Cordis Supply Agreement to purchase a minimum volume of the ENROUTE stent annually. This obligation is binding until the natural expiration of the Cordis License Agreement, due to expiration of the last-to-expire of the Licensed IP, if the Cordis License Agreement remains in effect through such natural expiration.

Cash Flows

The following table summarizes our cash flows for each of the periods presented below:

	Year Ended December 31,
(in thousands)	2022	2021	2020
Net cash (used in) provided by:
Operating activities	$(32,581)	$(38,935)	$(42,068)
Investing activities	(162,068)	72,644	(9,393)
Financing activities	139,699	6,978	81,746
Net increase (decrease) in cash, cash equivalents and restricted cash	$(54,950)	$40,687	$30,285

Net Cash Used in Operating Activities

Net cash used in operating activities for the year ended December 31, 2022 was $32.6 million, consisting primarily of a net loss of $55.0 million and an increase in net operating assets of $6.0 million, partially offset by non-cash charges of $28.4 million. The increase in net operating assets was primarily due to increases in accounts receivable due to an increase in sales and in inventories to support the growth of our operations and a decrease in other liabilities due to the timing of payments. These changes were partially offset by increases in accounts payable and accrued liabilities, due to the timing of payments and the growth of our operations and accrued payroll and related expenses. The non-cash charges primarily consisted of stock-based compensation, as well as depreciation and amortization, amortization of right-of-use assets, non-cash interest expense, accretion of discounts on investments, loss on debt extinguishment and a loss on the disposal of property and equipment. We recognized a loss on debt extinguishment of $0.2 million in connection with the early termination of our prior term loan agreement with Stifel Bank.

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

Net Cash Provided by (Used in) Investing Activities

Net cash used in investing activities in the year ended December 31, 2022 was $162.1 million, which consisted of purchases of investments of $168.2 million and purchases of property and equipment of $5.0 million, offset by proceeds from maturities of investments of $11.1 million.

Net cash provided by investing activities in the year ended December 31, 2021 was $72.6 million, which consisted of maturities of investments of $77.4 million, offset by purchases of property and equipment of $4.8 million.

Net Cash Provided by Financing Activities

Net cash provided by financing activities in the year ended December 31, 2022 was $139.7 million, which reflects net proceeds of $109.0 million from our October 2022 public offering and net proceeds of $73.9 million from the issuance of debt, partially offset by repayment of debt of $49.0 million and proceeds from stock option exercises and purchases under our employee stock purchase plan of $5.8 million.

Net cash provided by financing activities in the year ended December 31, 2021 was $7.0 million, consisting primarily of proceeds from stock option exercises and purchases under our employee stock purchase plan.

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

While our significant accounting policies are more fully described in Note 2 of our audited financial statements included in this Annual Report on Form 10-K, we believe the following discussion addresses our most critical accounting policy, which is most important to our financial condition and results of operations and require our most difficult, subjective and complex judgments.

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

Interest Rate Risk

We had cash and cash equivalents and short-term investments of $213.7 million as of December 31, 2022 which consisted of bank deposits, money market funds, U.S. government securities, commercial paper, corporate bonds/notes, U.S. treasury bills, agency notes and asset-backed securities. The primary objectives of our investment activities are the preservation of capital and support of our liquidity requirements. Our investments are exposed to market risk due to fluctuations in interest rates, which may affect our income and the fair market value of our investments. If interest rates rise, the market value of our investments may decline, which could result in a realized loss if we sell an investment before its scheduled maturity.

We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. A hypothetical 10% change in interest rates would not have a material impact on the value of our cash and cash equivalents or our short-term investments as of December 31, 2022.

Credit Risk

As of December 31, 2022 and 2021, our cash and cash equivalents were maintained with one financial institution in the United States, and our current deposits are likely in excess of insured limits. We have reviewed the financial statements of this institution and believe it to have sufficient assets and liquidity to conduct its operations in the ordinary course of business with little or no credit risk to us. As of December 31, 2022, our cash equivalents and short-term investments are invested in highly rated money market funds, U.S. government securities, commercial paper, corporate bonds/notes, U.S. treasury bills, agency notes and asset-backed securities. Uncertain financial markets could result in a tightening in the credit markets, a reduced level of liquidity in many financial markets, and extreme volatility in fixed income and credit markets. The credit ratings of securities in our investments could deteriorate and may have an adverse impact on the carrying value of these investments.

Our accounts receivable primarily relate to revenue from the sale of our products to hospitals and medical centers in the United States. No customer represented 10% or more of our accounts receivable as of December 31, 2022 or 2021.

Foreign Currency Risk

Our business is primarily conducted in U.S. dollars. Any transactions that may be conducted in foreign currencies are not expected to have a material effect on our results of operations, financial position or cash flows.

Inflation Risk

Inflationary factors, such as increases in our cost of goods sold and selling and operating expenses, may adversely affect our results of operations. We do not believe that inflation has had a material impact on our business, financial condition or results of operations to date. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases, which would have an adverse effect on our ability to maintain or increase our gross margin. Our inability or failure to do so could harm our business, financial condition or results of operations.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Silk Road Medical, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying balance sheets of Silk Road Medical, Inc. (the “Company”) as of December 31, 2022 and 2021, and the related statements of operations and comprehensive loss, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2022 appearing under Item 15(b) (collectively referred to as the “financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Revenue recognition

As described in Note 2 to the financial statements, the Company’s revenue is generated from the sale of its products to hospitals and medical centers in the United States through direct sales representatives. Revenue is recognized when obligations under the terms of a contract with customers are satisfied, which occurs with the transfer of control of the Company’s products to its customers, either upon shipment of the product or delivery of the product to the customer under the Company’s standard terms and conditions. The Company’s total revenue was $138.6 million for the year ended December 31, 2022. Revenue is measured as the amount of consideration management expects to receive in exchange for transferring the goods.

The principal consideration for our determination that performing procedures relating to revenue recognition is a critical audit matter is the significant audit effort in performing procedures related to the accuracy and occurrence of revenue transactions.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including controls over the recording of product sales upon shipment of the product or delivery of the product to the customer. These procedures also included, among others, (i) testing revenue transactions by evaluating the settlement of invoices and credit memos, ii) testing credit memos issued during the year, iii) tracing transactions not settled to a detailed listing of accounts receivable; iv) confirming a sample of outstanding customer invoice balances at year end and, for confirmations not returned, obtaining and inspecting source documents, including purchase orders, invoices, sales contracts, proof of delivery, and subsequent cash receipts, where applicable, and iv) testing the completeness and accuracy of data provided by management.

/s/PricewaterhouseCoopers LLP

San Jose, California

February 28, 2023

We have served as the Company’s auditor since 2013.

Silk Road Medical, Inc.

Balance Sheets

(in thousands, except share and per share data)	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$55,358	$110,231
Short-term investments	158,316	—
Accounts receivable, net of allowances of $3 and $6 at December 31, 2022 and December 31, 2021, respectively	18,007	11,832
Inventories	19,293	17,851
Prepaid expenses and other current assets	3,924	3,412
Total current assets	254,898	143,326
Property and equipment, net	9,372	7,697
Restricted cash	155	232
Other non-current assets	5,260	5,370
Total assets	$269,685	$156,625

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	2,523	2,379
Accrued liabilities	21,965	19,802
Short-term debt	—	3,905
Total current liabilities	24,488	26,086
Long-term debt	74,596	44,786
Other liabilities	6,726	6,513
Total liabilities	105,810	77,385

Commitments and contingencies (Note 7)	—	—

Stockholders' equity:
Preferred stock, $0.001 par value
Shares authorized: 5,000,000 at December 31, 2022 and 2021
Shares issued and outstanding: none at December 31, 2022 and 2021	—	—
Common stock, $0.001 par value
Shares authorized: 100,000,000 at December 31, 2022 and 2021
Shares issued and outstanding: 38,355,972 and 34,980,896 at December 31, 2022 and 2021, respectively	38	35
Additional paid-in capital	507,715	367,907
Accumulated other comprehensive income (loss)	(166)	—
Accumulated deficit	(343,712)	(288,702)
Total stockholders' equity	163,875	79,240
Total liabilities and stockholders' equity	$269,685	$156,625

The accompanying notes are an integral part of these financial statements.

Silk Road Medical, Inc.

Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)	Year Ended December 31,
	2022	2021	2020
Revenue	$138,638	$101,475	$75,227
Cost of goods sold	37,876	25,446	21,291
Gross profit	100,762	76,029	53,936
Operating expenses:
Research and development	36,449	27,110	21,271
Selling, general and administrative	116,317	96,387	75,524
Total operating expenses	152,766	123,497	96,795
Loss from operations	(52,004)	(47,468)	(42,859)
Interest income	2,527	198	1,104
Interest expense	(5,098)	(2,518)	(4,411)
Loss on debt extinguishment	(245)	—	(1,119)
Other income (expense), net	(190)	(23)	(80)
Net loss	(55,010)	(49,811)	(47,365)
Other comprehensive loss:
Change in unrealized gain (loss) on investments, net	(166)	(39)	37
Net change in other comprehensive loss	(166)	(39)	37
Net loss and comprehensive loss	$(55,176)	$(49,850)	$(47,328)
Net loss per share, basic and diluted	$(1.54)	$(1.44)	$(1.44)
Weighted average common shares used to compute net loss per share, basic and diluted	35,775,672	34,635,358	32,965,539

The accompanying notes are an integral part of these financial statements.

Silk Road Medical, Inc.

Statements of Stockholders’ Equity

(in thousands, except share data)					Accumulated Other
	Common Stock		Additional	Accumulated	Comprehensive
	Shares	Amount	Paid-in Capital	Deficit	Income (Loss)	Total
Balances at December 31, 2019	31,255,267	$31	$263,384	$(191,526)	$2	$71,891
Issuance of common stock in connection with public offering, net of underwriting discount, commissions and offering costs of $4,457	1,923,076	2	70,541	—	—	70,543
Exercise of stock options	1,018,779	1	3,486	—	—	3,487
Issuance of common stock under employee stock purchase plan	52,527	—	1,681	—	—	1,681
Stock-based compensation	—	—	7,226	—	—	7,226
Net loss	—	—	—	(47,365)	—	(47,365)
Change in unrealized gains on investments, net	—	—	—	—	37	37
Balances at December 31, 2020	34,249,649	34	346,318	(238,891)	39	107,500
Exercise of stock options	643,507	1	4,841	—	—	4,842
Issuance of common stock upon vesting of restricted stock units	34,964	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	52,776	—	2,104	—	—	2,104
Stock-based compensation	—	—	14,612	—	—	14,612
Disgorgement of short-swing profits, net	—	—	32	—	—	32
Net loss	—	—	—	(49,811)	—	(49,811)
Change in unrealized loss on investments, net	—	—	—	—	(39)	(39)
Balances at December 31, 2021	34,980,896	35	367,907	(288,702)	—	79,240
Issuance of common stock in connection with public offering, net of underwriting discount, commissions and offering costs of $6,008	2,674,419	3	108,989	—	—	108,992
Exercise of stock options	453,199	—	3,364	—	—	3,364
Issuance of common stock upon vesting of restricted stock units	148,239	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	99,219	—	2,432	—	—	2,432
Stock-based compensation	—	—	25,023	—	—	25,023
Net loss	—	—	—	(55,010)	—	(55,010)
Change in unrealized loss on investments, net	—	—	—	—	(166)	(166)
Balances at December 31, 2022	38,355,972	$38	$507,715	$(343,712)	$(166)	$163,875

The accompanying notes are an integral part of these financial statements.

Silk Road Medical, Inc.

Statements of Cash Flows

(in thousands)	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities
Net loss	$(55,010)	$(49,811)	$(47,365)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	2,127	1,032	789
Stock-based compensation expense	25,023	14,612	7,226
Amortization of premiums (accretion of discounts) on investments, net	(1,419)	577	304
Amortization of debt discount and debt issuance costs	218	158	66
Amortization of right-of-use asset	1,041	887	602
Non-cash interest expense	1,037	—	241
Loss on extinguishment of debt	245	—	1,119
Loss on disposal of property and equipment	180	9	52
Change in provision for doubtful accounts receivable	(3)	6	(32)
Provision for excess and obsolete inventories	6	77	117
Changes in operating assets and liabilities:
Accounts receivable	(6,172)	(2,769)	(437)
Inventories	(1,447)	(5,563)	(2,161)
Prepaid expenses and other current assets	(525)	(772)	250
Other assets	(27)	(117)	210
Accounts payable	967	(1,159)	592
Accrued liabilities	1,868	4,418	146
Other liabilities	(690)	(520)	26
Repayment of interest paid in kind	—	—	(3,813)
Net cash used in operating activities	(32,581)	(38,935)	(42,068)
Cash flows from investing activities
Purchases of property and equipment	(5,005)	(4,758)	(842)
Proceeds from sale of property and equipment	—	2	—
Purchases of investments	(168,163)	—	(79,906)
Proceeds from maturity of investments	11,100	77,400	71,355
Net cash provided by (used in) investing activities	(162,068)	72,644	(9,393)
Cash flows from financing activities
Proceeds from public offerings, net of underwriting discount, commissions and offering costs paid	108,992	—	70,568
Proceeds from long-term debt, net	73,911	—	48,506
Proceeds from issuance of common stock	5,796	6,946	5,168
Principal repayment of long-term debt	(49,000)	—	(40,000)
Payments of prepayment penalty and lender fees	—	—	(2,496)
Proceeds from disgorgement of short-swing profits, net	—	32	—
Net cash provided by financing activities	139,699	6,978	81,746
Net change in cash, cash equivalents and restricted cash	(54,950)	40,687	30,285
Cash, cash equivalents and restricted cash, beginning of year	110,463	69,776	39,491
Cash, cash equivalents and restricted cash, end of year	$55,513	$110,463	$69,776

Supplemental disclosure of cash flow information
Cash paid for interest	$3,843	$2,360	$7,917

Noncash investing and financing activities:
Accounts payable and accrued liabilities for purchases of property and equipment	$117	$1,138	$108
Unpaid deferred offering costs	$—	$—	$25
Right-of-use asset obtained in exchange for lease obligation	$903	$3,307	$—

The accompanying notes are an integral part of these financial statements.

1.    Formation and Business of the Company

The Company

Silk Road Medical, Inc., or the Company, was incorporated in the state of Delaware on March 21, 2007. The Company has developed a technologically advanced, minimally-invasive solution for patients with carotid artery disease who are at risk for stroke. The Company’s portfolio of products enable a procedure referred to as transcarotid artery revascularization, or TCAR, that combines the benefits of endovascular techniques and surgical principles. The Company manufactures and sells in the United States its portfolio of TCAR products which are designed to provide direct access to the carotid artery, effective reduction in stroke risk throughout the procedure, and long-term restraint of carotid plaque. The Company commercialized its products in the United States beginning in late 2015.

Liquidity

In the course of its activities, the Company has incurred losses and negative cash flows from operations since its inception. As of December 31, 2022, the Company had an accumulated deficit of $343,712,000. The Company expects to incur losses for the foreseeable future. The Company believes that its cash and cash equivalents and available-for-sale securities of $213,674,000 as of December 31, 2022, as well as its expected revenues will provide sufficient funds to allow the Company to fund its planned current operations for the next 12 months from the issuance of these financial statements.

Public Offerings

In October 2022, the Company completed an underwritten public offering of 2,674,419 shares of its common stock at a public offering price of $43.00 per share. The shares include the full exercise of the underwriters’ option to purchase an additional 348,837 shares pursuant to the underwriting agreement. The Company received cash proceeds of approximately $108,992,000 after deducting underwriting discounts and commissions of approximately $5,750,000 and expenses of approximately $258,000.

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

2.    Summary of Significant Accounting Policies

Basis of Preparation

The accompanying financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America, or U.S. GAAP.

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

Due to the coronavirus, or COVID-19, pandemic, there has been continued uncertainty and disruption in the global economy, supply chain, financial markets and labor markets. New virus variants and varying infection rates continue to make the current COVID-related environment highly volatile and uncertain. These challenges continued to impact the number of TCAR procedures in 2022, with procedure volumes impacted by increased COVID-19 hospitalizations and hospital capacity and staffing constraints due to COVID-19 and its variants. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of December 31, 2022. The Company has also considered information available to it as of the date of issuance of these financial statements and is not aware of any specific events or circumstances that would require an update to its estimates or judgments, or a revision to the carrying value of its assets or liabilities. These estimates may change as new events occur and additional information becomes available. Actual results could differ materially from these estimates.

Fair Value of Financial Instruments

The Company has evaluated the estimated fair value of its financial instruments as of December 31, 2022 and 2021. The carrying amounts of certain of the Company’s financial instruments, which include cash equivalents, short-term investments, restricted cash, accounts receivable, accounts payable and accrued liabilities approximate their respective fair values because of the short-term nature of these instruments. Management believes that its debt bears interest at the prevailing market rates for instruments with similar characteristics (Level 2 within the fair value hierarchy); accordingly, the carrying value of this instrument approximates its fair value.

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents. Cash equivalents are recorded at fair value, based on quoted market prices. As of December 31, 2022 and 2021, the Company’s cash equivalents are entirely comprised of investments in money market funds.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the balance sheets that sum to the total of the same amounts shown in the statements of cash flows (in thousands):

	December 31,
	2022	2021
Cash and cash equivalents	$55,358	$110,231
Restricted cash	155	232
Total cash, cash equivalents and restricted cash	$55,513	$110,463

Restricted cash as of December 31, 2022 and 2021 consists of a letter of credit of $155,000 and $232,000, respectively, representing collateral for the Company’s facility lease in California.

Investments

Short-term investments consist of debt securities classified as available-for-sale and have original maturities greater than 90 days, but less than one year as of the balance sheet date. Long-term investments have maturities greater than one year as of the balance sheet date. All investments are recorded at fair value based on the fair value hierarchy. Unrealized gains and losses, deemed temporary in nature, are reported as a separate component of accumulated other comprehensive income (loss). Realized gains and losses are included in earnings and are derived based on the specific-identification method for determining the costs of investments sold and were insignificant for the years ended December 31, 2022, 2021 and 2020. Amortization of premiums and accretion of discounts are reported as a component of interest income.

A decline in the fair value of any security below cost that is deemed other than temporary results in a charge to earnings and the corresponding establishment of a new cost basis for the investment. The Company evaluates the securities in an unrealized loss position for expected credit losses by considering factors such as historical experience, market data, issuer-specific factors, current economic conditions and credit ratings. The Company did not recognize any credit losses on its available-for-sale securities during the years ended December 31, 2022, 2021 or 2020 and there were no impairment charges for unrealized losses in the periods presented.

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

Financial instruments that potentially subject the Company to credit risk consist of cash and cash equivalents, investments and accounts receivable to the extent of the amounts recorded on the balance sheet. Cash, cash equivalents, and investments are deposited in financial institutions which, at times, may be in excess of federally insured limits. Cash equivalents are invested in highly rated money market funds. The Company invests in a variety of financial instruments, such as, but not limited to, commercial paper, corporate bonds/notes, United States Government securities, United States Treasury bills, agency notes, asset-backed securities and, by policy, limits the amount of credit exposure with any one financial institution or commercial issuer. The Company has not experienced any material losses on its deposits of cash and cash equivalents or investments during the years ended December 31, 2022, 2021 and 2020.

The Company’s accounts receivable are due from a variety of hospitals and medical centers in the United States. As of December 31, 2022 and 2021, no customer represented 10% or more of the Company’s accounts receivable. For the years ended December 31, 2022, 2021 and 2020, there were no customers that represented 10% or more of revenue.

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

Existing or future devices developed by the Company may require approvals or clearances from the U.S. Food and Drug Administration, or FDA, or international regulatory agencies. In addition, in order to continue the Company’s operations, compliance with various federal and state laws is required. If the Company were denied or delayed in receiving such approvals or clearances, it may be necessary to adjust operations to align with the Company’s currently approved portfolio. If clearance for the products in the current portfolio were withdrawn by the FDA, this would have a material adverse impact on the Company.

Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The Company estimates allowances for expected credit losses. Specifically, the Company makes estimates on the collectability of customer accounts based primarily on analysis of historical trends and experience and changes in customers’ financial condition. The Company uses its judgment, based on the best available facts and circumstances, and records an allowance against amounts due to reduce the receivable to the amount that is expected to be collected. These specific allowances are reevaluated and adjusted as additional information is received that impacts the amount reserved. During the years ended December 31, 2022, 2021 and 2020, the Company did not experience any material credit-related losses.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including property and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. If indicators of impairment exist, an impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the assets and their eventual disposition are less than their carrying amount. Impairment, if any, is measured as the amount by which the carrying amount of the long-lived assets exceeds their fair value. The Company did not record any impairment of long-lived assets during the years ended December 31, 2022, 2021 and 2020.

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

As of December 31, 2022 and 2021, the Company recorded $148,000 and $87,000, respectively, of unbilled receivables, which are included in accounts receivable, net on the balance sheet, as the Company has an unconditional right to payment as of the end of the applicable period.

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

The Company accepts product returns at its discretion or if the product is defective as manufactured. The Company establishes estimated provisions for returns based on historical experience and considers other factors that it believes could significantly impact its expected returns, which provisions are classified within accrued liabilities on the balance sheet. The Company elected to expense shipping and handling costs as incurred and includes them in the cost of goods sold. In those cases where the Company bills shipping and handling costs to customers, it will classify the amounts billed as a component of revenue.

Cost of Goods Sold

The Company manufactures certain of its portfolio of TCAR products at its California and Minnesota facilities and purchases other products from third party manufacturers. Cost of goods sold consists primarily of costs related to materials, components and sub-assemblies, manufacturing overhead costs, direct labor, reserves for excess, obsolete and non-sellable inventories as well as distribution-related expenses. A significant portion of the Company’s cost of goods sold currently consists of manufacturing overhead costs. These overhead costs include the cost of quality control, material procurement, inventory control, facilities, equipment and operations supervision and management. Cost of goods sold also includes depreciation expense for production equipment and certain direct costs such as shipping costs and royalties. The Company entered into the lease for its additional facility in Minnesota in May 2021 and did not begin commercial production until the third quarter of 2022. During this time, the Company experienced additional overhead expenses related to its investment in the start-up phase of its manufacturing capacity expansion, which were recorded as a period expense.

Research and Development

The Company expenses research and development costs as incurred. Research and development expenses consist primarily of engineering, product development, clinical studies to develop and support the Company’s products, regulatory expenses, medical affairs and other costs associated with products and technologies that are in development. Research and development expenses include employee compensation, including stock-based compensation, supplies, consulting, prototyping, testing, materials, travel expenses, depreciation and an allocation of facility overhead expenses. Additionally, clinical studies include costs associated with clinical trial design, clinical site reimbursement, data management, travel expenses and the cost of products used for clinical trials and internal and external costs associated with the Company’s regulatory compliance and quality assurance functions, including the costs of outside consultants and contractors that assist in the process of submitting and maintaining regulatory filings, and overhead costs.

Clinical Trials

The Company accrues and expenses costs for its clinical trial activities performed by third parties, including any clinical research organizations and other service providers, based upon estimates of the work completed over the life of the individual study in accordance with associated agreements. The Company determines these accruals through discussion with internal personnel and outside service providers as to progress or stage of completion of trials or services pursuant to contracts with clinical research organizations and other service providers and the agreed-upon fee to be paid for such services.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs include design and production costs, including website development, physician and patient testimonial videos, written media campaigns, and other items. Advertising costs of $347,000, $221,000 and $194,000 were expensed during the years ended December 31, 2022, 2021 and 2020, respectively.

Foreign Currency

The Company records net gains and losses resulting from foreign exchange transactions as a component of foreign currency exchange gains or losses in other income (expense), net. The Company had no material foreign currency exchange gains or losses during the years ended December 31, 2022, 2021 and 2020.

Stock–Based Compensation

The Company accounts for stock-based compensation in accordance with Financial Accounting Standards Board, or FASB, ASC 718, “Compensation-Stock Compensation.” ASC 718 requires the recognition of compensation expense, using a fair-value based method, for costs related to all share-based payments including stock options, restricted stock units, performance stock units, and shares issued under its employee stock purchase plan. ASC 718 requires companies to estimate the fair value of all share-based payment option awards on the date of grant using an option pricing model. The fair value of stock options is recognized over the period during which an optionee is required to provide services in exchange for the option award, known as the requisite service period (usually the vesting period), on a straight-line basis. The Company accounts for option forfeitures as they occur.

The Company accounts for stock-based compensation for restricted stock units at their fair value, based on the closing market price of the Company's common stock on the date of grant. These costs are recognized on a straight-line basis over the requisite service period, which is usually the vesting period.

The Company accounts for stock-based compensation for performance stock units with market-based conditions at their fair value on the date of the award using the Monte Carlo simulation model. These costs are recognized on a straight-line basis over the requisite service period, which is usually the vesting period, regardless of the likelihood of achievement of the market-based performance criteria.

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

Comprehensive Loss

Comprehensive loss consists of net loss and changes in unrealized gains and losses on investments classified as available-for-sale. For the years ended December 31, 2022, 2021 and 2020, the Company’s unrealized gains and losses on available-for-sale investments represent the only component of other comprehensive loss that are excluded from the reported net loss and that are presented in the statements of operations and comprehensive loss. Accumulated other comprehensive income (loss) is presented in the accompanying balance sheets as a component of stockholders' equity.

Net Loss per Share

Basic net loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the period, without consideration for potential dilutive common shares. Diluted net loss per share is computed by dividing the net loss by the weighted average number of shares of common stock and potentially dilutive securities outstanding for the period. For purposes of the diluted net loss per share calculation, common stock options, restricted stock units and performance stock units are considered to be potentially dilutive securities. Since the Company was in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share as the inclusion of all potential dilutive common shares would have been anti-dilutive.

Net loss per share was determined as follows (in thousands, except share and per share data):

	Year Ended December 31,
	2022	2021	2020
Net loss	$(55,010)	$(49,811)	$(47,365)
Weighted average common stock outstanding used to compute net loss per share, basic and diluted	35,775,672	34,635,358	32,965,539
Net loss per share, basic and diluted	$(1.54)	$(1.44)	$(1.44)

The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted average shares outstanding because such securities have an antidilutive impact due to the Company’s net loss:

	December 31,
	2022	2021	2020
Common stock options	3,839,858	3,780,939	4,237,828
Restricted stock units and performance stock units	1,329,824	530,274	68,396
Total	5,169,682	4,311,213	4,306,224

Segment and Geographical Information

The Company operates and manages its business as one reportable and operating segment. The Company’s chief executive officer, who is the chief operating decision maker, reviews financial information on an aggregate basis for purposes of allocating resources and evaluating financial performance. Primarily all of the Company’s long-lived assets are based in the United States. Long-lived assets are comprised of property and equipment. All of the Company’s revenue was in the United States for the years ended December 31, 2022, 2021 and 2020, based on the shipping location of the external customer.

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

•Level 3 – unobservable inputs.

Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgments and consider factors specific to the asset or liability. The Company’s investments classified within Level 1 of the fair value hierarchy include money market funds valued using quoted market prices and U.S. government treasury bills valued using broker or dealer quotations with reasonable levels of price transparency. Investments classified within Level 2 include commercial paper, which are valued using model-based valuation techniques, and corporate bonds/notes, asset-backed securities, U.S. government securities, and agency notes which are valued based upon quoted market prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets.

The following tables sets forth by level within the fair value hierarchy the Company’s assets that are reported at fair value as of December 31, 2022 and 2021 using the inputs defined above (in thousands):

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$55,158	$—	$—	$55,158
U.S. treasury bills	19,776	—	—	19,776
Commercial paper	—	48,875	—	48,875
Corporate bonds/notes	—	1,515	—	1,515
U.S. government securities	—	83,270	—	83,270
Asset-backed securities	—	1,996	—	1,996
Agency notes	—	2,884	—	2,884
	$74,934	$138,540	$—	$213,474

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$21,062	$—	$—	$21,062
	$21,062	$—	$—	$21,062

There were no transfers between fair value hierarchy levels during the years ended December 31, 2022, 2021, and 2020.

5.    Balance Sheet Components

Investments

The Company’s cash equivalents consists of $21,062,000 in money market funds as of December 31, 2021 and approximates fair value. The fair value of the Company's available-for-sale investments as of December 31, 2022 are as follows (in thousands):

	December 31, 2022
		Gross Unrealized		Estimated
	Amortized Cost	Gains	Losses	Fair Value
Money market funds	$55,158	$—	$—	$55,158
U.S. treasury bills	19,772	4	—	19,776
Commercial paper	48,875	—	—	48,875
Corporate bonds/notes	1,528	—	(13)	1,515
U.S. government securities	83,432	2	(164)	83,270
Asset-backed securities	2,000	—	(4)	1,996
Agency notes	2,876	8	—	2,884
	$213,641	$14	$(181)	$213,474

Classified as:
Cash equivalents				$55,158
Short-term investments				158,316
				$213,474

The following table summarizes the fair value of the Company’s cash equivalents and available-for-sale investments classified by maturity as of December 31, 2022 and 2021 (in thousands):

	December 31, 2022	December 31, 2021
Amounts maturing within one year	$213,474	$21,062
Amounts maturing after one year through two years	—	—
	$213,474	$21,062

Available-for-sale investments held as of December 31, 2022 had a weighted average days to maturity of 163 days.

The following table presents the Company's available-for-sale investments that were in an unrealized loss position as of December 31, 2022 (in thousands):

	December 31, 2022
	Less than 12 months
Assets:	Fair Value	Unrealized Loss
Corporate bonds/notes	$1,490	$(13)
U.S. government securities	73,329	(164)
Asset-backed securities	1,994	(4)
	$76,813	$(181)

Inventories

Components of inventories were as follows (in thousands):

	2022	2021
Raw materials	$4,913	$2,447
Finished products	14,380	15,404
	$19,293	$17,851

As of December 31, 2022 and 2021, there were no work-in-process inventories.

Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2022	2021
Furniture and fixtures	$1,822	$1,005
Equipment	5,046	2,945
Software	296	284
Leasehold improvements	7,246	2,050
	14,410	6,284
Less: Accumulated depreciation	(5,355)	(3,330)
Add: Construction-in-progress	317	4,743
	$9,372	$7,697

Depreciation and amortization expense was $2,127,000, $1,032,000 and $789,000 for the years ended December 31, 2022, 2021 and 2020, respectively.

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	December 31,
	2022	2021
Accrued payroll and related expenses	$15,216	$13,898
Operating lease liability	1,844	1,294
Accrued royalty expense	973	687
Accrued professional services	781	2,039
Accrued travel expenses	775	590
Provision for sales returns	540	359
Accrued interest payable	519	14
Deferred revenue	253	157
Accrued clinical expenses	249	99
Accrued other expenses	815	665
	$21,965	$19,802

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

Stifel Bank

In October 2020, the Company entered into a Loan and Security Agreement with Stifel Bank which provided for a $50,000,000 loan facility, comprised of a $50,000,000 secured revolving credit facility, with a $2,000,000 subfacility for the issuance of letters of credit and other ancillary banking services, and a $50,000,000 secured term loan facility, provided that amounts outstanding under both facilities may not exceed an aggregate principal amount of $50,000,000 at any time. Interest under the revolving credit facility was the greater of a) 0.5% above the "Prime Rate" as published by The Wall Street Journal or b) 4.75%. Interest under the term loan facility was the greater of a) 0.75% above the "Prime Rate" as published by The Wall Street Journal or b) 4.75%. The Company drew down $49,000,000 under the term loan facility in October 2020. Concurrent with the Loan and Security Agreement, the Company entered in a Success Fee Agreement in October 2020 with Stifel Bank, which requires that the Company pay Stifel Bank the lesser of 0.75% of the original principal amount of all credit extensions made under the Loan and Security Agreement or $375,000 in the event the Company completes a Liquidity Event (liquidation, merger, sale of the Company or change in control). The Success Fee Agreement terminates on October 29, 2025. The Company has determined the probability of a Liquidity Event to be remote and accordingly, has not recognized a liability as of December 31, 2022.

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

The revolving loans and the term loans mature on May 1, 2027. The principal amount of outstanding revolving loans, together with accrued and unpaid interest, is due on the maturity date. The term loans begin to amortize in equal monthly installments beginning on July 1, 2026. As the Company achieved a specified consolidated trailing twelve-month revenue target, it has the option to extend the first amortization date for the term loans to July 1, 2027. Such election may be made no earlier than June 30, 2023 and no later than thirty (30) days prior to July 1, 2026. If the Company exercises this option, then the maturity date for both the revolving loans and the term loans will be May 1, 2028.

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

As of December 31, 2022, the aggregate outstanding principal balance under the Loan Agreement was $75,000,000 and the variable interest rate was 7.50%. As of December 31, 2022, the Company was in compliance with all applicable financial covenants.

Future maturities under the Oxford Finance term loan agreement as of December 31, 2022 are as follows (in thousands):

Year Ending December 31:	Amount
2023	$5,703
2024	5,719
2025	5,703
2026	45,699
2027	34,517
97,341
Add: Accretion of closing fees	531
97,872
Less: Amount representing interest	(22,341)
Less: Amount representing debt discount and debt issuance costs	(935)
Present value of minimum payments	$74,596

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

In May 2021, the Company entered into a new, non-cancelable operating lease for additional office, laboratory and manufacturing space in Minnesota that expires in November 2029. The lease agreement includes a renewal provision allowing the Company to extend this lease for two additional five year terms. In connection with the lease, the Company recognized a right-of-use asset and lease liability of $3,307,000. In June 2022, the Company leased the remaining right-

of-first refusal space at its Minnesota facility and recognized a right-of-use asset and lease liability of $903,000 for the additional space.

Operating lease costs were $1,559,000, $1,234,000 and $870,000 for the years ended December 31, 2022, 2021, and 2020, respectively. Cash paid (net of tenant improvement allowances received) for amounts included in the measurement of operating lease liabilities was $102,000, $(34,000) and $769,000 for the years ended December 31, 2022, 2021 and 2020, respectively. As of December 31, 2022, the weighted average discount rate was approximately 6.57% and the weighted average remaining lease term was 5.68 years. As of December 31, 2021, the weighted average discount rate was approximately 6.50% and the weighted average remaining lease term was 5.86 years. Balance sheet information as of December 31, 2022 and 2021 consists of the following (in thousands):

	December 31,
Operating Lease:	2022	2021
Operating lease right-of-use asset in other non-current assets	$5,081	$5,219
Operating lease liability in accrued liabilities	$1,844	$1,294
Operating lease liability in other liabilities	5,998	5,747
Total operating lease liabilities	$7,842	$7,041

The following table summarizes the Company's operating lease maturities as of December 31, 2022 (in thousands):

Year Ending December 31:	Amount
2023	$1,967
2024	1,764
2025	1,079
2026	1,173
2027	1,202
Thereafter	2,391
Total lease payments	9,576
Less: imputed interest	(1,734)
Present value of lease liabilities	$7,842

Purchase Obligations

Purchase obligations consist of agreements to purchase goods and services entered into in the ordinary course of business. As of December 31, 2022, the Company had non-cancellable purchase obligations to suppliers of $13,572,000.

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

The Company indemnifies each of its directors and officers for certain events or occurrences, subject to certain limits, while the director or officer is or was serving at the Company’s request in such capacity, as permitted under Delaware law and in accordance with its certificate of incorporation and bylaws. The term of the indemnification period lasts as long as a director or officer may be subject to any proceeding arising out of acts or omissions of such director or officer in such capacity. The maximum amount of potential future indemnification is unlimited; however, the Company currently holds director and officer liability insurance. The Company believes that the fair value of these indemnification obligations is minimal. Accordingly, the Company has not recognized any liabilities relating to these obligations as of December 31, 2022.

Contingencies

The Company is not involved in any pending legal proceedings that it believes could have a material adverse effect on its financial condition, results of operations or cash flows. From time to time, the Company may pursue litigation to assert its legal rights and such litigation may be costly and divert the efforts and attention of its management and technical personnel which could adversely affect its business. The Company accrues a liability for such matters when it is probable that future expenditures will be made, and such expenditures can be reasonably estimated. There were no contingent liabilities requiring accrual as of December 31, 2022 and 2021.

8.    Stockholders' Equity

Preferred Stock

As of December 31, 2022, the Company’s certificate of incorporation, as amended and restated, authorizes the Company to issue up to 5,000,000 shares of preferred stock with $0.001 par value per share, of which no shares were issued and outstanding.

Common Stock

As of December 31, 2022, the Company’s certificate of incorporation, as amended and restated, authorizes the Company to issue up to 100,000,000 shares of common stock with $0.001 par value per share, of which 38,355,972 shares were issued and outstanding. The holders of common stock are also entitled to receive dividends whenever funds are legally available, when and if declared by the Board of Directors. As of December 31, 2022, no dividends have been declared to date. Each share of common stock is entitled to one vote.

As of December 31, 2022 and 2021, the Company had reserved common stock for future issuances as follows:

	December 31,
	2022	2021
Outstanding stock options and equity awards	5,169,682	3,780,939
Reserved for grants of future stock options and equity awards	2,209,072	2,477,212
Reserved for Performance Stock Units for overperformance	207,468	—
Reserved for employee stock purchase plan	1,172,686	922,097
	8,758,908	7,180,248

Disgorgement Proceeds

During the year ended December 31, 2021, the Company received net proceeds of $32,000 related to the disgorgement of short-swing profits under Section 16(b) of the Exchange Act. The amount was recorded as an increase to additional paid-in capital on the balance sheet.

9.    Stock-Based Compensation Plans

In March 2019, the Company's Board of Directors [and stockholders] approved the 2019 Equity Incentive Plan, or 2019 Plan, effective immediately prior to the Company’s IPO. The 2019 Plan replaced the prior 2007 Stock Option Plan, or 2007 Plan, and the NeuroCo 2015 Equity Incentive Plan, which the Company assumed in connection with its acquisition of NeuroCo in December 2018, with respect to future grants. The 2019 Plan provides for the grant of ISOs to employees and for the grant of NSOs, restricted stock, restricted stock units, stock appreciation rights, performance units and performance shares to employees, directors and consultants. A total of 2,317,000 shares of common stock were initially reserved for issuance pursuant to the 2019 Plan. In addition, the shares reserved for issuance under the 2019 Plan also include shares reserved but not issued under the prior 2007 Plan, plus any share awards granted under the 2007 Plan that expire or terminate without having been exercised in full or that are forfeited or repurchased. In addition, the number of shares available for issuance under the 2019 Plan also include an annual increase on the first day of each fiscal year, equal to the lesser of (i) 3,000,000 shares; (ii) 4.0% of the outstanding shares of common stock as of the last day of the immediately preceding fiscal year; or (iii) an amount as determined by the Board of Directors. As of December 31, 2022, the Company has reserved 6,417,317 shares of common stock for issuance under the 2019 Plan.

A summary of the shares available for issuance under the 2019 Plan is as follows:

Number of Shares
Balances, December 31, 2019	1,554,690
Authorized	1,250,210
Granted/Awarded	(1,079,883)
Cancelled	65,670
Balances, December 31, 2020	1,790,687
Authorized	1,369,985
Granted/Awarded	(847,080)
Cancelled	163,620
Balances, December 31, 2021	2,477,212
Authorized	1,399,235
Allowance for Performance Stock Units for overperformance	(207,468)
Granted/Awarded	(1,600,996)
Cancelled	141,089
Balances, December 31, 2022	2,209,072

The exercise price of ISOs and NSOs shall not be less than 100% and 85%, respectively, of the estimated fair value of the shares on the date of grant as determined by the Board of Directors. The exercise price of ISOs and NSOs granted to a 10% stockholder shall not be less than 110% of the estimated fair value of the shares on the date of grant as determined by the Board of Directors. To date, options have a term of ten years and generally vest over four years from the date of grant.

Stock option activity under the 2019 Plan, the 2007 Plan, and the NeuroCo 2015 Equity Incentive Plan, or the Plans, is set forth below:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in thousands)
Balances, December 31, 2019	4,310,790	$7.91	7.27	$140,234
Options granted	1,010,843	$40.67
Options exercised	(1,018,779)	$3.42
Options cancelled	(65,026)	$23.32
Balances, December 31, 2020	4,237,828	$16.56	7.38	$197,407
Options granted	323,057	$53.94
Options exercised	(643,507)	$7.49
Options cancelled	(136,439)	$40.30
Balances, December 31, 2021	3,780,939	$20.45	6.71	$91,900
Options granted	587,015	$37.69
Options exercised	(453,199)	$7.42
Options cancelled	(74,897)	$41.16
Balances, December 31, 2022	3,839,858	$24.22	6.41	$112,755
Vested and exercisable at December 31, 2022	2,894,714	$18.82	5.76	$100,024
Vested and expected to vest at December 31, 2022	3,839,858	$24.22	6.41	$112,755

The aggregate intrinsic value of options exercised during the years ended December 31, 2022, 2021 and 2020 was $17,575,000, $29,355,000 and $47,861,000, respectively. The aggregate intrinsic value was calculated as the difference between the exercise prices of the underlying options and the estimated fair value of the common stock on the date of exercise. The weighted-average grant date fair value of options granted during the years ended December 31, 2022, 2021 and 2020 was $37.69, $23.83 and $18.22 per share, respectively. The total fair value of options vested during the years ended December 31, 2022, 2021 and 2020 was $9,816,000, $9,076,000 and $5,138,000, respectively, based on the grant date fair value.

The following table summarizes information about stock options outstanding and vested as of December 31, 2022:

	Options Outstanding			Options Vested
Exercise Price	Options Outstanding	Weighted Average Remaining Contractual Term (in Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.38 - $3.16	583,253	3.76	$2.18	583,253	$2.18
$4.73 - $7.10	503,468	5.16	$5.75	503,468	$5.75
$8.27 - $12.41	475,911	5.07	$11.76	475,522	$11.76
$20.00 - $30.00	581,673	6.26	$20.00	532,068	$20.00
$30.93 - $46.55	1,142,735	8.17	$35.20	508,451	$34.43
$47.20 - $70.80	552,818	8.02	$56.73	291,952	$56.74
	3,839,858	6.41	$24.22	2,894,714	$18.82

Restricted Stock Units and Performance Stock Units

In March 2020, the Company began granting restricted stock units, or RSUs, under the 2019 Plan. RSUs generally vest and are settled in shares of common stock over four years in annual equal increments. The total grant date fair value of awards granted during the year ended December 31, 2022 and 2021 was $30,486,000 and $28,110,000, respectively. The total fair value of awards vested during the year ended December 31, 2022 and 2021 was $6,135,000 and $1,893,000, respectively. No awards vested during the year ended December 31, 2020. The fair value of RSUs is based on the closing price of the Company’s common stock on the date of grant.

In November 2022, the Company awarded an aggregate of 207,468 performance stock units, or PSUs, under the 2019 Plan to certain executive officers, which PSUs vest at the end of a three year service period, subject to the officer’s continued service to the Company. The total number of shares of common stock to be issued upon vesting and settlement of the PSUs will be determined based on the total stockholder return, or TSR, of the Company’s common stock price relative to a group of Benchmark Companies over a three year performance period and range from 0% to 200% of the target value of shares granted, depending on the Company’s performance against the targeted Benchmark Companies. The total grant date fair value of awards granted during the year ended December 31, 2022 was $16,000,000.

A summary of RSUs and PSUs activity for the years ended December 31, 2022, 2021 and 2020 is as follows:

	Number of RSUs/PSUs	Weighted Average Grant Date Fair Value
Balances, December 31, 2019	—	$—
Awards granted	69,040	$46.14
Awards vested	—	$—
Awards forfeited	(644)	$44.62
Balances, December 31, 2020	68,396	$46.16
Awards granted	524,023	$53.64
Awards vested	(34,964)	$49.95
Awards forfeited	(27,181)	$51.99
Balances, December 31, 2021	530,274	$53.01
Awards granted	1,013,981	$45.84
Awards vested	(148,239)	$52.14
Awards forfeited	(66,192)	$44.38
Balances, December 31, 2022	1,329,824	$48.07
Expected to vest at December 31, 2022	1,329,824	$48.07

The shares expected to vest as of December 31, 2022 reflects PSUs awards performance and vesting at 100% of the target value of shares granted.

2019 Employee Stock Purchase Plan

In March 2019, the Company's Board of Directors [and stockholders] adopted the 2019 Employee Stock Purchase Plan, or the ESPP, under which eligible employees are permitted to purchase common stock at a discount through payroll deductions. A total of 434,000 shares of common stock were initially reserved for issuance and is increased on the first day of each fiscal year by an amount equal to the lesser of (i) 1,200,000 shares (ii) 1.0% of the outstanding shares of common stock as of the last day of the immediately preceding fiscal year; or (iii) an amount as determined by the Board of Directors. As of December 31, 2022, the Company has reserved 1,438,856 shares of common stock for issuance under the ESPP. The price of the common stock purchased will be the lower of 85% of the fair market value of the common stock at the beginning of an offering period or at the end of a purchase period. The ESPP was effective upon adoption by the Company's Board of Directors but was not in use until the completion of the Company's IPO in April 2019. The ESPP is intended to qualify as an "employee stock purchase plan" within the meaning of Section 423 of the Internal Revenue Code of 1986, as amended.

As of December 31, 2022, 266,170 shares of common stock have been issued to employees participating in the ESPP and 1,172,686 shares were available for future issuance under the ESPP.

Stock-Based Compensation

The Company estimated the fair value of stock options using the Black–Scholes option pricing model. The fair value of stock options is being amortized on a straight–line basis over the requisite service period of the awards. The fair value of stock options was estimated using the following assumptions for the years ended December 31, 2022, 2021 and 2020:

Year Ended December 31,
	2022	2021	2020
Expected term (in years)	5.25 - 6.25	5.25 - 6.25	5.00 - 6.25
Expected volatility	48.2% - 51.4%	45.0% - 50.4%	43.0% - 50.3%
Risk-free interest rate	1.60% - 3.84%	0.41% - 1.08%	0.32% - 1.41%
Dividend yield	—%	—%	—%

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

In November 2022, the Company awarded an aggregate of 207,468 PSUs to certain executive officers that vest at the end of a three year service period based on the TSR of the Company’s common stock price relative to a group of Benchmark Companies measured over three performance periods. The Company estimated the fair value of the PSUs using the Monte Carlo simulation model, which is being amortized over the requisite service period of the awards. The fair value of the PSUs was estimated using the following assumptions for the year ended December 31, 2022: Benchmark companies volatility of 59.4%, Company volatility of 60.6%, risk-free interest rate of 4.09%-4.20%, correlation with index of 0.41, and dividend yield of 0%.

The fair value of the shares to be issued under the Company’s ESPP was estimated using the Black-Scholes valuation model with the following assumptions for the years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31,
	2022	2021	2020
Expected term (in years)	0.50	0.50	0.50
Expected volatility	51.6% - 74.5%	46.9% - 51.6%	44.4% - 76.4%
Risk-free interest rate	0.07% - 4.64%	0.03% - 0.10%	0.10% - 1.58%
Dividend yield	—%	—%	—%

The following table summarizes the total stock-based compensation expense included in the statements of operations and comprehensive loss for all periods presented (in thousands):

	Year Ended December 31,
	2022	2021	2020
Cost of goods sold	$1,138	$635	$339
Research and development expenses	5,240	2,909	1,110
Selling, general and administrative expenses	18,645	11,068	5,777
	$25,023	$14,612	$7,226

As of December 31, 2022, there was total unrecognized compensation costs of $16,784,000 related to stock options expected to be recognized over a period of approximately 2.33 years, a total of $53,784,000 of unrecognized compensation costs related to unvested RSUs and PSUs expected to be recognized over a period of approximately 2.83 years and $423,000 of unrecognized compensation costs related to the ESPP, which the Company will recognize over 0.38 years.

10.    Income Taxes

The components of income before taxes are as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
United States	$(55,010)	$(49,811)	$(47,365)
International	—	—	—
	$(55,010)	$(49,811)	$(47,365)

A reconciliation of the statutory U.S. federal rate to the Company’s effective tax rate is as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Tax at federal statutory rate	$(11,552)	$(10,460)	$(9,947)
State taxes, net of federal benefit	(2,206)	(1,852)	(1,958)
Permanent differences	(2,883)	(5,224)	(8,489)
Change in valuation allowance	18,237	17,918	22,164
General business credits	(1,166)	(852)	(1,268)
Other	(401)	490	(491)
Provision for income taxes	$29	$20	$11

The Company's provision for income taxes amounts are not significant and are included within other income (expense) on the statements of operations and comprehensive loss.

Significant components of the Company’s net deferred tax assets as of December 31, 2022 and 2021 consist of the following (in thousands):

	December 31,
	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$82,768	$77,616
Research and development credits	8,898	7,732
Capitalized start-up costs/Intangibles	1	4
Section 174 R&D capitalization	7,816	—
Accruals and reserves	2,820	2,301
Stock-based compensation	8,209	4,392
Operating lease liability	1,973	1,751
Interest limitation	2,013	1,314
Total deferred tax assets	114,498	95,110
Less: Valuation allowance	(111,444)	(93,207)
Deferred tax liabilities:
Operating lease asset	(1,278)	(1,297)
Property and equipment	(1,776)	(606)
Total deferred tax liabilities	(3,054)	(1,903)
Net deferred tax assets	$—	$—

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management believes it is more likely than not that the deferred tax assets will not be realized; accordingly, a valuation allowance has been established on U.S. net deferred tax assets. The valuation allowance increased $18,237,000 during the year ended December 31, 2022 and increased by $17,918,000 during the year ended December 31, 2021.

As of December 31, 2022, the Company had net operating loss carryforwards of approximately $320,140,000 and $271,494,000 for federal and state income tax purposes, respectively. The federal and state net operating loss carryforwards begin to expire in 2027 and 2028, respectively. Federal NOL carryforwards generated in tax years beginning in 2018 are not subject to expiration. Federal NOLs that arose on or after January 1, 2018 can be carried forward indefinitely against future income, but can only be used to offset a maximum of 80% of the Company's federal taxable income in any year.

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

Under the Tax Cuts and Jobs Act, research and development expenditures are no longer fully deductible and are required to be capitalized and amortized under Section 174 of the Internal Revenue Code in tax years beginning on or after January 1, 2022. The capitalized research expenses must be amortized over five years for research performed in the U.S. and 15 years for research performed outside the U.S. The mandatory capitalization requirement increased the Company’s deferred tax assets, which were fully offset by a valuation allowance.

At December 31, 2022, the Company had $8,395,000 and $5,022,000 of federal and state research and development credit carryforwards, respectively, on a tax return basis. If not utilized, the federal credits will expire beginning in 2027. The California research and development credits can be carried forward indefinitely.

As of December 31, 2022, the Company had $3,788,000 of unrecognized tax benefits. The Company does not have any tax positions for which it is reasonably possible that the total amount of gross unrecognized tax benefits would increase or decrease within twelve months of the year ended December 31, 2022. If recognized, $0 would affect the effective tax rate.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. There was no such expense recorded during the years ended December 31, 2022, 2021 and 2020.

A reconciliation of the unrecognized tax benefits from January 1, 2020 to December 31, 2022 is as follows (in thousands)

	December 31,
	2022	2021	2020
Balance at the beginning of year	$3,314	$2,019	$1,436
Increases related to current years’ tax positions	474	704	342
Increases related to prior years’ tax positions	—	591	241
Balance at end of year	$3,788	$3,314	$2,019

The Company currently has no federal or state tax examinations in progress nor has it had any federal or state tax examinations since its inception. As a result of the Company’s net operating loss carryforwards, all of its tax years are subject to federal and state tax examination.

11.    401(k) Plan

The Company has a qualified retirement plan under section 401(k) of the Internal Revenue Code, or the IRC, under which participants may contribute up to 90% of their eligible compensation, subject to maximum deferral limits specified by the IRC. The Company may make a discretionary matching contribution to the 401(k) plan and may make a discretionary employer contribution to each eligible employee each year. Beginning in January 2020, the Company started matching employees' contributions to the 401(k) plan at 50% of the first 5% of compensation deferred to the 401(k) plan and at 50% of the first 6% of compensation deferred effective January 1, 2022. The Company's matching contributions were $1,872,000, $1,313,000 and $959,000 for the years ended December 31, 2022, 2021 and 2020, respectively.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, refers to controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to a company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022 based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on that evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2022.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2022 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in Part II, Item 8 under the caption “Report of Independent Registered Public Accounting Firm” of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with our 2023 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2022.

Item 11. Executive Compensation

The information required by this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with our 2023 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2022.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with our 2023 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2022.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with our 2023 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2022.

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with our 2023 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2022.

PART IV

Item 15.  Exhibits and Financial Statement Schedule

(a)Financial Statements.

The financial statements included in "Index to Financial Statements" in Part II, Item 8 are filed as part of this Annual Report on Form 10-K.

(b)Financial Statement Schedule.

All other schedules have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto. The table below presents Schedule II, Valuation and Qualifying Accounts, detailing the activity of the allowance for credit losses for the years ended December 31, 2022, 2021 and 2020 (in thousands):

Description	Balance at Beginning of Year	Charged to expenses	Write offs	Balance at End of Year
Allowance for credit losses:
Year ended December 31, 2022	$6	$(3)	$—	$3
Year ended December 31, 2021	$13	$6	$13	$6
Year ended December 31, 2020	$45	$(32)	$—	$13

(c)Exhibits.

See the Exhibit Index immediately preceding the signature page hereto for a list of exhibits filed as part of this Annual Report on Form 10-K, which Exhibit Index is incorporated herein by reference.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of the registrant	8-K	001-38847	3.1	4/8/2019
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation	8-K	001-38847	3.1	6/22/2021
3.3	Amended and Restated Bylaws of the registrant	8-K	001-38847	3.2	4/8/2019
4.1	Specimen Common Stock Certificate of the registrant	S-1	333-233044	4.1	8/6/2019
4.2	Amended and Restated Stockholders Agreement by and among the registrant and certain stockholders, dated July 7, 2017	S-1	333-233044	4.3	8/6/2019
4.3	Description of the registrant’s securities registered pursuant to Section 12 of the Securities Exchange Act of 1934					*
10.1	Form of Indemnification Agreement for directors and executive officers	S-1	333-233044	10.1	8/6/2019
10.2+	2007 Stock Plan, as amended, and related form agreement	S-1	333-233044	10.2	8/6/2019
10.3+	2019 Employee Stock Purchase Plan and related form agreements	S-1	333-233044	10.3	8/6/2019
10.4+	Executive Incentive Compensation Plan	S-1	333-233044	10.4	8/6/2019
10.5+	2019 Equity Incentive Plan and related form agreements					*
10.6#	Supply Agreement by and between the registrant and Cordis Corporation, dated October 21, 2011, as amended by the Amendment dated March 12, 2012, the Second Amendment to Supply Agreement dated July 12, 2012, the Third Amendment to Supply Agreement dated April 19, 2013 and the Fourth Amendment to Supply Agreement dated April 9, 2018	S-1	333-233044	10.6	8/6/2019
10.7#	License Agreement by and between the registrant and Cordis Corporation, dated December 17, 2010	S-1	333-233044	10.7	8/6/2019
10.8	Quality Assurance Agreement by and among the registrant and Lake Region Medical and affiliates, dated May 4, 2015	S-1	333-233044	10.8	8/6/2019
10.9#	Amended and Restated Manufacturing and Supply Agreement by and between the registrant and Galt Medical Corporation, dated January 10, 2018	S-1	333-233044	10.9	8/6/2019
10.11	Lease Agreement by and between the registrant and Hanover Properties Ltd., dated November 30, 2017	S-1	333-233044	10.11	8/6/2019
10.12	Director Offer Letter for Donald Zurbay dated as of February 6, 2018	S-1	333-233044	10.12	8/6/2019
10.13+	Confirmatory Employment Letter between the registrant and Erica Rogers, dated as of March 21, 2019	S-1	333-233044	10.13	8/6/2019
10.14+	Confirmatory Employment Letter between the registrant and Lucas Buchanan, dated as of March 21, 2019	S-1	333-233044	10.14	8/6/2019
10.15+	Confirmatory Employment Letter between the registrant and Richard Ruedy, dated as of March 21, 2019	S-1	333-233044	10.15	8/6/2019
10.16+	Confirmatory Employment Letter between the registrant and Andrew Davis, dated as of March 21, 2019	S-1	333-233044	10.16	8/6/2019
10.17+†	Confirmatory Employment Letter between the registrant and Kevin Klemz, dated as of June 29, 2022					*
10.18+	Change in Control and Severance Agreement between the registrant and Erica Rogers, dated as of March 21, 2019	S-1	333-233044	10.17	8/6/2019
10.19+	Change in Control and Severance Agreement between the registrant and Lucas Buchanan, dated as of March 21, 2019	S-1	333-233044	10.18	8/6/2019
10.20+	Change in Control and Severance Agreement between the registrant and Richard Ruedy, dated as of March 21, 2019	S-1	333-233044	10.19	8/6/2019
10.21+	Change in Control and Severance Agreement between the registrant and Andrew Davis, dated as of March 21, 2019	S-1	333-233044	10.2	8/6/2019
10.22+	Change in Control and Severance Agreement between the registrant and Kevin Klemz, dated as of June 29, 2022					*
10.23†	Loan and Security Agreement, dated as of October 29, 2020, by and between Silk Road Medical, Inc. and Stifel Bank	8-K/A	333-230045	10.1	11/4/2020
10.24†	First Amendment to Loan and Security Agreement, dated January 15, 2021, by and between the registrant and Stifel Bank	10-Q	001-38847	10.22	5/10/2021
10.25	Lease Agreement by and between the registrant and ARHC UHPTHMN01 LLC, dated May 12, 2021	10-Q	001-38847	10.23	8/6/2021
10.26†	Second Amendment to Loan and Security Agreement, dated April 21, 2022, by and between the registrant and Stifel Bank	10-Q	001-38847	10.13	5/10/2022
10.27†	IP License Agreement, dated May 12, 2016, by and between the registrant and Route 92 Medical, Inc.	10-Q	001-38847	10.14	5/10/2022
10.28†	IP Assignment and License Agreement, dated May 12, 2016, by and between the registrant and Route 92 Medical, Inc.	10-Q	001-38847	10.15	5/10/2022

10.29†	Loan and Security Agreement, dated May 27, 2022, by and between the registrant and Oxford Finance, LLC	8-K	001-38847	10.1	5/31/2022
10.30	First Amendment to Loan and Security Agreement, dated June 13, 2022, by and between the registrant and Oxford Finance, LLC	10-Q	001-38847	10.17	8/9/2022
10.31	First Amendment to Lease Agreement, dated June 30, 2022, by and between the Registrant and Parkers Lake Medtech LLC	10-Q	001-38847	10.18	8/9/2022
10.32	Second Amendment to Lease Agreement, dated September 15, 2022, by and between the Registrant and Parkers Lake Medtech LLC	10-Q	001-38847	10.1	11/9/2022
23.1	Consent of Independent Registered Public Accounting Firm					*
24.1	Power of Attorney, reference is made to the Signatures page					*
31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
101.INS	XBRL Instance Document					*
101.SCH	XBRL Taxonomy Extension Schema Document					*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*

*Filed herewith.

**Furnished herewith. This certification is not deemed filed with the SEC and is not to be incorporated by reference into any filing of Silk Road Medical, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.

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

SILK ROAD MEDICAL, INC.

February 28, 2023	By:	/s/ Erica J. Rogers
Erica J. Rogers
President, Chief Executive Officer and Director

February 28, 2023	By:	/s/ Lucas W. Buchanan
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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Erica J. Rogers	President, Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2023
Erica J. Rogers

/s/ Lucas W. Buchanan	Chief Financial Officer and Chief Operating Officer (Principal Financial Officer and Principal Accounting Officer)	February 28, 2023
Lucas W. Buchanan

/s/ Rick D. Anderson	Director	February 28, 2023
Rick D. Anderson

/s/ Kevin J. Ballinger	Director	February 28, 2023
Kevin J. Ballinger

/s/ Tanisha V. Carino	Director	February 28, 2023
Tanisha V. Carino

/s/ Tony M. Chou	Director	February 28, 2023
Tony M. Chou, M.D.

/s/ Jack W. Lasersohn	Chair of the Board of Directors	February 28, 2023
Jack W. Lasersohn

/s/ Elizabeth H. Weatherman	Director	February 28, 2023
Elizabeth H. Weatherman

/s/ Donald J. Zurbay	Director	February 28, 2023
Donald J. Zurbay