Form 10-Q
period 2023-03-31
Silk Road Medical Inc
filed 2023-05-09
CIK 1397702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________________

FORM 10-Q

______________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission File Number   001-38847

______________________________

SILK ROAD MEDICAL, INC.

(Exact name of registrant as specified in its charter)

______________________________

Delaware	20-8777622
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1213 Innsbruck Dr., Sunnyvale, CA 94089
(Address of principal executive offices) (Zip Code)
Registrant’s telephone number, including area code: (408) 720-9002

_______________________________

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	SILK	Nasdaq Stock Market LLC

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Exchange Act).  Yes ☐    No ☒

As of April 30, 2023, the number of outstanding shares of the registrant's common stock, par value $0.001 per share, was 38,728,649.

As used in this report, references to “Silk Road Medical,” the “Company,” “we,” “our” or “us,” unless the context otherwise requires, refer to Silk Road Medical, Inc.

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

These forward-looking statements include, but are not limited to, statements about the following subjects:

•our goal to establish transcarotid artery revascularization, or TCAR, as the standard of care for the treatment of carotid artery disease;

•our 2023 strategic priorities to grow, strengthen and diversify our business;

•our plans to conduct further clinical trials and anticipated enrollment, clinical sites, completion, results and timing thereof;

•our plans and expected timeline related to our products, including timing of commercial launch, or developing new products, to address additional indications or to obtain regulatory approvals or clearances or otherwise;

•the expected use of our products by physicians, including market awareness, acceptance and adoption of our products and anticipated increased utilization of our products and market penetration;

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

•our compliance with extensive Nasdaq and U.S. Securities and Exchange Commission, or SEC, requirements and government laws, rules and regulations both in the United States and internationally;

•our expectations regarding operating trends, future financial performance and expense management and our estimates of our future expenses, ongoing losses, future revenue, including per procedure revenue and the effect thereon of new products, gross margins, operating leverage, capital requirements and our need for, or ability to obtain, additional financing;

•our ability to identify and develop new and planned products and/or acquire new products;

•our expectations regarding operating in a more normal health care operating environment;

•our experience with inflationary and price pressures and increased labor costs and labor and staffing shortages;

•

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

These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to update publicly any forward-looking statements for any reason after the date of this Quarterly Report on Form 10-Q to conform these statements to actual results or changes in our expectations. You should not rely upon forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur.

You should read this Quarterly Report on Form 10-Q and the documents that we reference in this Quarterly Report on Form 10-Q and have filed with the SEC as exhibits to this Quarterly Report on Form 10-Q with the understanding that our actual future results, levels of activity, performance and events and circumstances may be materially different from what we expect.

Part I. Financial Information

Item 1: Condensed Financial Statements

Silk Road Medical, Inc.

Condensed Balance Sheets

(unaudited)

(in thousands, except share and per share data)	March 31,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$50,427	$55,358
Short-term investments	138,640	158,316
Accounts receivable, net	19,956	18,007
Inventories	17,182	19,293
Prepaid expenses and other current assets	4,049	3,924
Total current assets	230,254	254,898
Long-term investments	15,285	—
Property and equipment, net	8,897	9,372
Restricted cash	155	155
Other non-current assets	4,996	5,260
Total assets	$259,587	$269,685
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$5,272	$2,523
Accrued liabilities	15,598	21,965
Total current liabilities	20,870	24,488
Long-term debt	74,848	74,596
Other liabilities	6,256	6,726
Total liabilities	101,974	105,810
Commitments and contingencies (Note 7)
Stockholders' equity:
Preferred stock, $0.001 par value
Shares authorized: 5,000,000 at March 31, 2023 and December 31, 2022
Shares issued and outstanding: none at March 31, 2023 and December 31, 2022
Common stock, $0.001 par value	—	—
Shares authorized: 100,000,000 at March 31, 2023 and December 31, 2022
Shares issued and outstanding: 38,708,441 and 38,355,972 at March 31, 2023 and December 31, 2022, respectively	39	38
Additional paid-in capital	517,663	507,715
Accumulated other comprehensive income (loss)	83	(166)
Accumulated deficit	(360,172)	(343,712)
Total stockholders' equity	157,613	163,875
Total liabilities and stockholders' equity	$259,587	$269,685

The accompanying notes are an integral part of these condensed financial statements.

Silk Road Medical, Inc.

Condensed Statements of Operations and Comprehensive Loss

(unaudited)

(in thousands, except share and per share data)	Three Months Ended
	March 31,
	2023	2022
Revenue	$40,131	$28,021
Cost of goods sold	12,526	8,577
Gross profit	27,605	19,444
Operating expenses:
Research and development	10,433	8,123
Selling, general and administrative	34,082	27,275
Total operating expenses	44,515	35,398
Loss from operations	(16,910)	(15,954)
Interest income	2,287	12
Interest expense	(1,693)	(621)
Other income (expense), net	(144)	(116)
Net loss	(16,460)	(16,679)
Other comprehensive loss:
Change in unrealized gain (loss) on investments, net	249	—
Net change in other comprehensive loss	249	—
Net loss and comprehensive loss	$(16,211)	$(16,679)
Net loss per share, basic and diluted	$(0.43)	$(0.48)
Weighted average common shares used to compute net loss per share, basic and diluted	38,532,202	35,023,297

The accompanying notes are an integral part of these condensed financial statements.

Silk Road Medical, Inc.

Condensed Statements of Stockholders' Equity

(unaudited)

(in thousands, except share data)	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total
Balances at December 31, 2022	38,355,972	$38	$507,715	$(343,712)	$(166)	$163,875
Exercise of stock options	144,474	—	1,110	—	—	1,110
Issuance of common stock upon vesting of restricted stock units	207,995	1	—	—	—	1
Stock-based compensation	—	—	8,838	—	—	8,838
Net loss	—	—	—	(16,460)	—	(16,460)
Unrealized gain on investments, net	—	—	—	—	249	249
Balances at March 31, 2023	38,708,441	$39	$517,663	$(360,172)	$83	$157,613

(in thousands, except share data)	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total
Balances at December 31, 2021	34,980,896	$35	$367,907	$(288,702)	$—	$79,240
Exercise of stock options	35,453	—	168	—	—	168
Issuance of common stock upon vesting of restricted stock units	57,253	—	—	—	—	—
Stock-based compensation	—	—	4,978	—	—	4,978
Net loss	—	—	—	(16,679)	—	(16,679)
Balances at March 31, 2022	35,073,602	$35	$373,053	$(305,381)	$—	$67,707

The accompanying notes are an integral part of these condensed financial statements.

Silk Road Medical, Inc.

Condensed Statements of Cash Flows

(unaudited)

(in thousands)	Three Months Ended
	March 31,
	2023	2022
Cash flows from operating activities
Net loss	$(16,460)	$(16,679)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	699	420
Stock-based compensation expense	8,838	4,978
Amortization of premiums (accretion of discounts) on investments, net	(1,753)	—
Amortization of debt discount and debt issuance costs	57	39
Amortization of right-of-use asset	281	242
Non-cash interest expense	218	—
Loss on disposal of property and equipment	144	120
Change in accounts receivable allowances	19	(6)
Provision for excess and obsolete inventories	1	(8)
Changes in assets and liabilities:
Accounts receivable	(1,968)	(2,038)
Inventories	2,109	134
Prepaid expenses and other current assets	(124)	847
Other assets	(17)	(5)
Accounts payable	2,668	19
Accrued liabilities	(6,388)	(3,168)
Other liabilities	(471)	380
Net cash used in operating activities	(12,147)	(14,725)
Cash flows from investing activities
Purchases of property and equipment	(287)	(2,072)
Purchases of investments	(26,407)	—
Proceeds from maturity of investments	32,800	—
Net cash provided by (used in) investing activities	6,106	(2,072)
Cash flows from financing activities
Proceeds from issuance of common stock	1,110	168
Net cash provided by financing activities	1,110	168
Net change in cash, cash equivalents and restricted cash	(4,931)	(16,629)
Cash, cash equivalents and restricted cash, beginning of period	55,513	110,463
Cash, cash equivalents and restricted cash, end of period	$50,582	$93,834
Supplemental disclosure of cash flow information
Cash paid for interest	$1,418	$582
Noncash investing and financing activities:
Accounts payable and accrued liabilities for purchases of property and equipment	$58	$638

The accompanying notes are an integral part of these condensed financial statements.

Silk Road Medical, Inc.

Notes to Condensed Financial Statements

(unaudited)

1.    Organization

The Company

Silk Road Medical, Inc., or the Company, has developed a technologically advanced, minimally-invasive solution for patients with carotid artery disease who are at risk for stroke. The Company's portfolio of products enable a procedure referred to as transcarotid artery revascularization, or TCAR, that combines the benefits of endovascular techniques and surgical principles. The Company manufactures and sells in the United States its portfolio of TCAR products which are designed to provide direct access to the carotid artery, effective reduction in stroke risk throughout the procedure, and long-term restraint of carotid plaque.

2.    Summary of Significant Accounting Policies

Basis of Preparation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, or U.S. GAAP, and applicable rules and regulations of the Securities and Exchange Commission, or SEC, regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP have been condensed or omitted, and accordingly the condensed balance sheet as of December 31, 2022, and related disclosures, have been derived from the audited financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements. These unaudited condensed financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for the fair statement of the Company’s condensed financial information. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any other interim period or for any other future year.

The accompanying interim unaudited condensed financial statements and related financial information should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2022 included in the Company's annual report on Form 10-K filed with the SEC on February 28, 2023.

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

Fair Value of Financial Instruments

The Company has evaluated the estimated fair value of its financial instruments as of March 31, 2023 and December 31, 2022. The carrying amounts of certain of the Company’s financial instruments, which include accounts receivable, accounts payable and accrued liabilities approximate their respective fair values because of the short-term nature of these instruments. Management believes that its debt bears interest at the prevailing market rates for instruments with similar characteristics (Level 2 within the fair value hierarchy); accordingly, the carrying value of this instrument approximates its fair value.

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents. Cash equivalents are recorded at fair value, based on quoted market prices. As of

Silk Road Medical, Inc.

Notes to Condensed Financial Statements

(unaudited)

March 31, 2023 and December 31, 2022, the Company’s cash equivalents are entirely comprised of investments in money market funds.

Restricted cash as of both March 31, 2023 and December 31, 2022 consists of a letter of credit of $155,000, representing collateral for the Company's facility lease in California.

Investments

Short-term investments consist of debt securities classified as available-for-sale and have original maturities greater than 90 days, but less than one year as of the balance sheet date. Long-term investments have maturities greater than one year as of the balance sheet date. All investments are recorded at fair value based on the fair value hierarchy. Unrealized gains and losses, deemed temporary in nature, are reported as a separate component of accumulated other comprehensive income (loss). Realized gains and losses are included in earnings and are derived based on the specific-identification method for determining the costs of investments sold and were insignificant for the three months ended March 31, 2023. Amortization of premiums and accretion of discounts are reported as a component of interest income.

A decline in the fair value of any security below cost that is deemed other than temporary results in a charge to earnings and the corresponding establishment of a new cost basis for the investment. The Company evaluates the securities in an unrealized loss position for expected credit losses by considering factors such as historical experience, market data, issuer-specific factors, current economic conditions and credit ratings. The Company did not recognize any credit losses on its available-for-sale securities during the three months ended March 31, 2023.

The Company had no investments during the three months ended March 31, 2022.

Concentration of Credit Risk, and Other Risks and Uncertainties

Financial instruments that potentially subject the Company to credit risk consist of cash and cash equivalents, investments and accounts receivable to the extent of the amounts recorded on the balance sheet. Cash, cash equivalents, and investments are deposited in financial institutions which, at times, may be in excess of federally insured limits. Cash equivalents are invested in highly rated money market funds. The Company invests in a variety of financial instruments, such as, but not limited to, commercial paper, corporate bonds/notes, U.S. government securities, U.S. treasury bills, agency bonds/notes and, by policy, limits the amount of credit exposure with any one financial institution or commercial issuer. The Company has not experienced any material losses on its deposits of cash and cash equivalents or investments during the three months ended March 31, 2023 and 2022.

As of March 31, 2023 and December 31, 2022, a portion of the Company’s cash and cash equivalents was maintained with Silicon Valley Bank, or SVB, and exceeded federally insured limits. Substantially all of the Company’s cash equivalents and investments reside in a custodial account held by a third party, in which SVB Asset Management is the advisor. On March 10, 2023, SVB was shut down and placed under receivership with the Federal Deposit Insurance Corporation, or FDIC, by the California Department of Financial Protection and Innovation. On March 26, 2023, the FDIC announced it had entered into a purchase and assumption agreement with First-Citizens Bank & Trust Company under which all of SVB’s deposits were assumed. As of the issuance date of these financial statements, the Company has not experienced any losses on its deposits and all of the Company’s cash deposited with SVB has been accessible to the Company.

The Company’s accounts receivable are due from a variety of hospitals and medical centers in the United States. As of March 31, 2023 and December 31, 2022, no customer represented 10% or more of the Company’s accounts receivable. For the three months ended March 31, 2023 and 2022, there were no customers that represented 10% or more of revenue.

The Company provides for uncollectible amounts when specific credit problems are identified. In doing so, the Company analyzes historical bad debt trends, customer credit worthiness, current economic trends and changes in customer payment patterns when evaluating the adequacy of the allowance for expected credit losses on customer accounts.

Silk Road Medical, Inc.

Notes to Condensed Financial Statements

(unaudited)

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

The Company’s revenue is generated from the sale of its products to hospitals and medical centers in the United States through direct sales representatives. Revenue is recognized when obligations under the terms of a contract with customers are satisfied, which occurs with the transfer of control of the Company’s products to its customers, either upon shipment of the product or delivery of the product to the customer. The Company’s products are readily available for usage as soon as the customer possesses it. Upon receipt, the customer controls the economic benefits of the product, has significant risks and rewards, and the legal title. The Company has present right to payment; therefore, the transfer of control is deemed to happen at a point in time. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring the goods. The Company is entitled to the total consideration for the products ordered by customers as product pricing is fixed according to the terms of customer contracts and payment

Silk Road Medical, Inc.

Notes to Condensed Financial Statements

(unaudited)

terms are short.

As of March 31, 2023 and December 31, 2022, the Company recorded $190,000 and $148,000, respectively, of unbilled receivables, which are included in accounts receivable, net on the condensed balance sheet, as the Company has an unconditional right to payment as of the end of the applicable period.

The Company excludes taxes assessed by governmental authorities on revenue-producing transactions from the measurement of the transaction price. Costs associated with product sales, which include commissions and royalties, are expensed when incurred because the expense is incurred at a point in time and the amortization period is less than one year. Commissions are recorded as selling expense and royalties are recorded as cost of goods sold in the condensed statements of operations and comprehensive loss.

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

Cost of Goods Sold

The Company manufactures certain of its portfolio of TCAR products at its California and Minnesota facilities and purchases other products from third party manufacturers. Cost of goods sold consists primarily of costs related to materials, components and sub-assemblies, manufacturing overhead costs, direct labor, scrap, product rework, reserves for excess, obsolete and non-sellable inventories as well as distribution-related expenses. A significant portion of the Company’s cost of goods sold currently consists of manufacturing overhead costs. These overhead costs include the cost of quality control, material procurement, inventory control, facilities, equipment and operations supervision and management. Cost of goods sold also includes depreciation expense for production equipment and certain direct costs such as shipping costs and royalties. The Company entered into the lease for its additional facility in Minnesota in May 2021 and did not begin commercial production of the ENROUTE Neuroprotection System until the third quarter of 2022. During this time, the Company experienced additional overhead expenses related to its investment in the start-up phase of its manufacturing capacity expansion, which were recorded as a period expense.

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

The Company accounts for stock-based compensation for restricted stock units at their fair value, based on the closing market price of the Company’s common stock on the date of grant. These costs are recognized on a straight-line basis over the requisite service period, which is usually the vesting period.

The Company accounts for stock-based compensation for performance stock units with market-based conditions at their fair value on the date of the award using the Monte Carlo simulation model. These costs are recognized over the requisite service period, which is usually the vesting period, regardless of the likelihood of achievement of the market-based performance criteria.

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

Comprehensive Loss

Comprehensive loss consists of net loss and changes in unrealized gains and losses on investments classified as available-for-sale. For the three months ended March 31, 2023, the Company’s unrealized gains and losses on available-for-sale investments represent the only component of other comprehensive loss that are excluded from the reported net loss and that are presented in the condensed statements of operations and comprehensive loss. Accumulated other comprehensive income (loss) is presented in the accompanying condensed balance sheets as a component of stockholders' equity.

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

Net loss per share was determined as follows (in thousands, except share and per share data):

	Three Months Ended
	March 31,
	2023	2022
Net loss	$(16,460)	$(16,679)
Weighted average common stock outstanding used to compute net loss per share, basic and diluted	38,532,202	35,023,297
Net loss per share, basic and diluted	$(0.43)	$(0.48)

Silk Road Medical, Inc.

Notes to Condensed Financial Statements

(unaudited)

The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted average shares outstanding because such securities have an antidilutive impact due to the Company's net loss:

	March 31,
	2023	2022
Common stock options	3,689,853	4,197,518
Restricted stock units and performance stock units	1,692,645	1,123,515
	5,382,498	5,321,033

Segment and Geographical Information

The Company operates and manages its business as one reportable and operating segment. The Company’s chief executive officer, who is the chief operating decision maker, reviews financial information on an aggregate basis for purposes of allocating resources and evaluating financial performance. Primarily all of the Company’s long-lived assets are based in the United States. Long-lived assets are comprised of property and equipment. All of the Company’s revenue was in the United States for the three months ended March 31, 2023 and 2022, based on the shipping location of the external customer.

3.    Recent Accounting Pronouncements

The Company has considered all recent accounting pronouncements that have not yet been adopted and believe there are none that could potentially have a material impact on the Company’s financial statements and related disclosures.

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

•Level 3 – unobservable inputs.

Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgments and consider factors specific to the asset or liability. The Company’s investments are classified within Level 1 of the fair value hierarchy include money market funds valued using quoted market prices and U.S. treasury bills valued using broker or dealer quotations with reasonable levels of price transparency. Investments classified within Level 2 include commercial paper, which are valued using model-based valuation techniques, and corporate bonds/notes, U.S. government securities and agency bonds/notes, which are valued based upon quoted market prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets.

Silk Road Medical, Inc.

Notes to Condensed Financial Statements

(unaudited)

The following tables set forth by level within the fair value hierarchy the Company’s assets that are reported at fair value as of March 31, 2023 and December 31, 2022, using the inputs defined above (in thousands):

	March 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$50,714	$—	$—	$50,714
U.S. treasury bills	9,969	—	—	9,969
Commercial paper	—	37,613	—	37,613
U.S. government securities	—	75,077	—	75,077
Corporate bonds/notes	—	1,501	—	1,501
Agency bonds/notes	—	29,765	—	29,765
	$60,683	$143,956	$—	$204,639

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$55,158	$—	$—	$55,158
U.S. treasury bills	19,776	—	—	19,776
Commercial paper	—	48,875	—	48,875
Corporate bonds/notes	—	1,515	—	1,515
U.S. government securities	—	83,270	—	83,270
Asset-backed securities	—	1,996	—	1,996
Agency notes	—	2,884	—	2,884
	$74,934	$138,540	$—	$213,474

There were no transfers between fair value hierarchy levels during the three months ended March 31, 2023 and 2022.

5.    Balance Sheet Components

Investments

The fair value of the Company’s cash equivalents and available-for-sale investments as of March 31, 2023 and December 31, 2022 are as follows (in thousands):

	March 31, 2023
		Gross Unrealized		Estimated
	Amortized Cost	Gains	Losses	Fair Value
Money market funds	$50,714	$—	$—	$50,714
U.S. treasury bills	9,969	—	—	9,969
Commercial paper	37,613	—	—	37,613
U.S. government securities	75,128	7	(58)	75,077
Corporate bonds/notes	1,512	—	(11)	1,501
Agency bonds/notes	29,621	144	—	29,765
	$204,557	$151	$(69)	$204,639
Classified as:
Cash equivalents				$50,714
Short-term investments				138,640
Long-term investments				15,285
				$204,639

Silk Road Medical, Inc.

Notes to Condensed Financial Statements

(unaudited)

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
				$213,474

The following table summarizes the fair value of the Company’s cash equivalents, and available-for-sale investments classified by maturity as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31,	December 31,
	2023	2022
Amounts maturing within one year	$189,354	$213,474
Amounts maturing after one year through two years	15,285	—
	$204,639	$213,474

Available-for-sale investments held as of March 31, 2023 had a weighted average days to maturity of 146 days.

The following table presents the Company’s available-for-sale investments that were in an unrealized loss position as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023		December 31, 2022
	Less than 12 months		Less than 12 months
Assets:	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government securities	45,486	(58)	73,329	(164)
Corporate bonds/notes	1,490	(11)	1,490	(13)
Asset-backed securities	—	—	1,994	(4)
	$46,976	$(69)	$76,813	$(181)

Inventories

Components of inventories were as follows (in thousands):

	March 31,	December 31,
	2023	2022
Raw materials	$5,316	$4,913
Finished products	11,866	14,380
	$17,182	$19,293

As of March 31, 2023 and December 31, 2022, there were no work-in-process inventories.

Silk Road Medical, Inc.

Notes to Condensed Financial Statements

(unaudited)

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2023	2022
Accrued payroll and related expenses	$8,711	$15,216
Operating lease liability	1,874	1,844
Accrued royalty expense	951	973
Accrued professional services	718	781
Accrued travel expenses	728	775
Provision for sales returns	618	540
Accrued interest payable	519	519
Deferred revenue	209	253
Accrued clinical expenses	334	249
Accrued other expenses	936	815
Total	$15,598	$21,965

6.    Long-term Debt

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

Silk Road Medical, Inc.

Notes to Condensed Financial Statements

(unaudited)

Also in May 2022, the Company borrowed the first $75,000,000 tranche of the term loan and used a portion of the proceeds to pay off and terminate the prior term loan agreement with Stifel Bank totaling $49,181,000, which included a final interest payment of $181,000. The Company recognized a loss on debt extinguishment of $245,000 in connection with the early termination of its prior term loan agreement with Stifel Bank. The Success Fee Agreement obligation, which consists of $367,500, survives the Stifel Bank debt repayment and terminates on October 29, 2025.

Obligations under the Loan Agreement are secured by substantially all of the Company’s assets. The Loan Agreement requires the Company to maintain consolidated trailing twelve-month revenues of at least 75% of the outstanding principal amount of the term loans, measured as of the last day of each fiscal quarter; or if the revenue target is not achieved, the Company must have maintained unrestricted cash and cash equivalents (net of outstanding revolving loans) subject to control agreements in favor of Oxford Finance equal to at least 50% of the outstanding principal amount of the term loans. Additionally, the Loan Agreement contains customary affirmative and negative covenants, including covenants limiting the Company’s ability and the ability of the Company’s subsidiaries to, among other things, dispose of assets, effect certain mergers, incur debt, grant liens, pay dividends and distributions on capital stock, make investments and acquisitions, and enter into transactions with affiliates, in each case subject to customary exceptions for a loan facility of this size and type.

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

As of March 31, 2023, the aggregate outstanding principal balance under the term loan facility was $75,000,000 with the variable interest rate capped at the maximum rate of 7.50%, and no amounts were outstanding under the revolving credit facility of the Loan Agreement. As of March 31, 2023, the Company was in compliance with all applicable financial covenants.

Future payments under the Oxford Finance term loan agreement as of March 31, 2023 are as follows (in thousands):

Period Ending December 31:	Amount
2023	$4,297
2024	5,719
2025	5,703
2026	45,699
2027	34,517
95,935
Add: Accretion of closing fees	726
96,661
Less: Amount representing interest	(20,935)
Less: Amount representing debt discount and debt issuance costs	(878)
Present value of minimum payments	$74,848

7.    Commitments and Contingencies

Operating Lease and Rights-of-Use

The Company’s operating lease obligation at its corporate headquarters in California consists of leased office, laboratory, and manufacturing space under a non-cancellable operating lease that expires in October 2024. The lease agreement includes a renewal provision allowing the Company to extend this lease for an additional period of five years. See also Note 10, Subsequent Events.

Silk Road Medical, Inc.

Notes to Condensed Financial Statements

(unaudited)

The Company’s non-cancelable operating lease obligation at its facilities in Minnesota consists of additional office, laboratory and manufacturing space and expires in November 2029. The lease agreement includes a renewal provision allowing the Company to extend this lease for two additional five year terms.

Operating lease costs were $408,000 and $365,000 for the three months ended March 31, 2023 and 2022, respectively. Cash paid (net of tenant improvement allowances received) for amounts included in the measurement of operating lease liabilities was $359,000 and $(704,000) for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, the weighted average discount rate was approximately 6.57% and the weighted average remaining lease term was 5.54 years. As of March 31, 2022, the weighted average discount rate was approximately 6.50% and the weighted average remaining lease term was 5.94 years. Balance sheet information as of March 31, 2023 and December 31, 2022 consists of the following (in thousands):

	March 31,	December 31,
Operating Lease:	2023	2022
Operating lease right-of-use assets in other non-current assets	$4,800	$5,081
Operating lease liabilities in accrued liabilities	$1,874	$1,844
Operating lease liabilities in other liabilities	5,609	5,998
Total operating lease liabilities	$7,483	$7,842

The following table summarizes the Company’s operating lease payments as of March 31, 2023 (in thousands):

Period Ending December 31:	Amount
2023	$1,481
2024	1,764
2025	1,079
2026	1,173
2027 and thereafter	3,593
Total lease payments	$9,090
Less: imputed interest	(1,607)
Present value of lease liabilities	$7,483

Purchase Obligations

Purchase obligations consist of agreements to purchase goods and services entered into in the ordinary course of business. As of March 31, 2023, the Company had non-cancellable purchase obligations to suppliers of $17,370,000.

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

The Company indemnifies each of its directors and officers for certain events or occurrences, subject to certain limits, while the director or officer is or was serving at the Company’s request in such capacity, as permitted under Delaware law and in accordance with its certificate of incorporation and bylaws. The term of the indemnification period lasts as long as a director or officer may be subject to any proceeding arising out of acts or omissions of such director or officer in such capacity. The maximum amount of potential future indemnification is unlimited; however, the Company currently holds director and officer liability insurance. The Company believes that the fair value of these indemnification obligations is minimal. Accordingly, the Company has not recognized any liabilities relating to these obligations as of March 31, 2023.

Contingencies

The Company is not involved in any pending legal proceedings that it believes could have a material adverse effect on its financial condition, results of operations or cash flows. From time to time, the Company may pursue litigation to assert its

Silk Road Medical, Inc.

Notes to Condensed Financial Statements

(unaudited)

legal rights and such litigation may be costly and divert the efforts and attention of its management and technical personnel which could adversely affect its business. The Company accrues a liability for such matters when it is probable that future expenditures will be made, and such expenditures can be reasonably estimated. There were no contingent liabilities requiring accrual as of March 31, 2023 and December 31, 2022.

8.    Stock-Based Compensation Plans

As of March 31, 2023, the Company has reserved 7,951,555 shares of common stock for issuance under the 2019 Equity Incentive Plan, or the 2019 Plan.

A summary of the shares available for issuance under the 2019 Plan is as follows:

Number of Shares
Balances, December 31, 2022	2,209,072
Authorized	1,534,238
Allowance for Performance Stock Units for overperformance	(99,350)
Granted/Awarded	(591,251)
Cancelled	25,966
Balances, March 31, 2023	3,078,675

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

Stock option activity under the Company’s 2007 Stock Option Plan, 2015 Equity Incentive Plan and 2019 Plan is set forth below:

	Options Outstanding
	Number of	Weighted Average	Weighted Average Remaining Contractual Term	Aggregate Intrinsic
	Shares	Exercise Price	(Years)	Value
Balances, December 31, 2022	3,839,858	$24.22	6.41	$112,755
Options granted	—	—
Options exercised	(144,474)	7.69
Options cancelled	(5,531)	53.57
Balances, March 31, 2023	3,689,853	$24.82	6.23	$63,056
Vested and exercisable at March 31, 2023	2,888,982	$20.17	5.65	$60,800
Vested and expected to vest at March 31, 2023	3,689,853	$24.82	6.23	$63,056

The aggregate intrinsic value of options exercised during the three months ended March 31, 2023 was $6,482,000. The aggregate intrinsic value was calculated as the difference between the exercise prices of the underlying options and the estimated fair value of the common stock on the date of exercise.

Silk Road Medical, Inc.

Notes to Condensed Financial Statements

(unaudited)

Restricted Stock Units

Restricted stock units, or RSUs, are granted under the 2019 Plan and generally vest over four years in annual equal increments. A summary of RSUs activity for the three months ended March 31, 2023 is as follows:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Balances, December 31, 2022	1,122,356	$42.70
Awards granted	491,901	46.43
Awards vested	(207,995)	40.05
Awards canceled	(20,435)	43.14
Balances, March 31, 2023	1,385,827	$44.42
Expected to vest at March 31, 2023	1,385,827	$44.42

Performance Stock Units

Performance stock units, or PSUs, are granted under the 2019 Plan and generally vest over three years. A summary of PSUs activity for the three months ended March 31, 2023 is as follows:

	Number of Performance Stock Units	Weighted Average Grant Date Fair Value
Balances, December 31, 2022	207,468	$77.12
Awards granted	99,350	69.40
Awards vested	—	—
Awards canceled	—	—
Balances, March 31, 2023	306,818	$74.62
Expected to vest at March 31, 2023	306,818	$74.62

The number of shares expected to vest as of March 31, 2023 reflects the performance and vesting of PSUs at 100% of the target value of shares granted.

2019 Employee Stock Purchase Plan

As of March 31, 2023, 266,170 shares of common stock have been issued to employees participating in the 2019 Employee Stock Purchase Plan, or the ESPP, and 1,556,245 shares were available for future issuance under the ESPP.

Stock-Based Compensation

In March 2023, the Company awarded an aggregate of 99,350 PSUs, assuming target performance. Up to one-third of the target award can be earned and vested at the end of the first and second annual measurement periods based on the total stockholder return, or TSR, of the Company’s common stock price relative to a group of peer companies, and up to 200% of the target award at the end of the three year performance measurement period. The fair value of the PSUs was estimated using the Monte Carlo simulation model and the following assumptions for the three months ended March 31, 2023: peer companies volatility of 62.3%, Company volatility of 61.2%, risk-free interest rate of 4.58%, correlation with index of 0.38, and dividend yield of 0%.

Silk Road Medical, Inc.

Notes to Condensed Financial Statements

(unaudited)

The following table summarizes the total stock-based compensation expense included in the condensed statements of operations and comprehensive loss for all periods presented (in thousands):

	Three Months Ended
	March 31,
	2023	2022
Cost of goods sold	$390	$221
Research and development expenses	1,632	1,069
Selling, general and administrative expenses	6,816	3,688
	$8,838	$4,978

As of March 31, 2023, there was total unrecognized compensation costs of $14,142,000 related to stock options expected to be recognized over a period of approximately 2.21 years, a total of $76,573,000 of unrecognized compensation costs related to unvested RSUs and PSUs expected to be recognized over a period of approximately 3.02 years and $144,000 of unrecognized compensation costs related to the ESPP, which the Company will recognize over 0.13 years.

9.    401(k) Plan

The Company has a qualified retirement plan under section 401(k) of the Internal Revenue Code, or the IRC, under which participants may contribute up to 90% of their eligible compensation, subject to maximum deferral limits specified by the IRC. The Company may make a discretionary matching contribution to the 401(k) plan and may make a discretionary employer contribution to each eligible employee each year. Effective January 2022, the Company matched employees' contributions to the 401(k) plan at 50% of the first 6% of compensation deferred to the 401(k) plan. The Company's matching contributions were $683,000 and $589,000 for the three months ended March 31, 2023 and 2022, respectively.

10.    Subsequent Events

On May 3, 2023, the Company entered into an amendment to its lease agreement covering its corporate headquarters in Sunnyvale, California pursuant to which the term was extended for an additional three years to October 12, 2027, subject to an existing option to further extend the term for an additional five years. The schedule of monthly rent was also revised to account for the extension, resulting in average annual occupancy costs for the Company equaling approximately $1,216,000 per year.

On May 8, 2023, the Company entered into a First Amendment to License Agreement with Cordis US Corp. pursuant to which the Company obtained a perpetual license to the applicable intellectual property licensed by the Company thereunder. Also on May 8, 2023, the Company entered into a Fifth Amendment to Supply Agreement with Cordis US

Corp. pursuant to which Cordis agreed to manufacture the ENROUTE Transcarotid Stent System on behalf of the

Company until February 19, 2029.

Item 2: Management Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited interim condensed financial statements and related notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and our audited financial statements and related notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2022. This discussion and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions, that are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section of this Quarterly Report on Form 10-Q entitled “Risk Factors” and the “Cautionary Note Regarding Forward-Looking Statements” beginning on page 2.

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

We began commercializing our products in the United States in late 2015. Our products are currently the only devices cleared and approved by the FDA specifically for transcarotid use. In the second quarter of 2022, we announced FDA label and Medicare coverage expansions for the use of TCAR in standard surgical risk patients. TCAR is reimbursed based on established CPT codes and ICD-10 codes related to carotid stenting that track to MS-DRG classifications. We recently expanded our product portfolio with the limited market release of our ENROUTE Enflate Transcarotid RX Balloon Dilatation Catheter in the fourth quarter of 2022 and recently launched a full market release. We now have a product portfolio consisting of five single-use components. During the first quarter of 2023, more than 5,800 TCAR procedures were performed in the United States using our products.

While we do not currently sell our products in markets outside the United States, we are pursuing regulatory clearances in Japan and China. We received Shonin approval for the ENROUTE NPS and the ENROUTE stent in the fourth quarter of 2022 and are actively investigating potential distribution partners while we work towards a reimbursement submission later this year. In addition, in the first quarter of 2023, we received approval from China’s National Medical Products Administration for our ENROUTE NPS and we are now focused on approval for our ENROUTE stent.

We designed our U.S. commercial strategy and built our direct sales force with a particular focus on vascular surgery practices. Vascular surgeons are skilled in endovascular procedures, and our sales and marketing efforts are focused on driving adoption and supporting their practice development by offering them an innovative, safe, effective and minimally-invasive alternative for treating carotid artery disease. We also market to other specialists with experience in carotid endarterectomy, or CEA, and transfemoral carotid artery stenting, or CAS, with the appropriate skill set for TCAR, including neurosurgeons, cardiothoracic surgeons and non-surgical interventionalists in radiology, neuroradiology and cardiology. We also work on developing strong relationships with physicians and hospitals that we have identified as key opinion leaders. We consider the hospitals and medical centers where the procedure is performed to be our customers, as they typically are responsible for purchasing our products. Our sales and marketing efforts are focused on leveraging our broad commercial footprint to drive utilization across our trained physician base. This includes onboarding and training new sales, sales management, and other field professionals to expand and align our territories and increase touch points with our customers. We also have recently increased our marketing efforts on focusing on reaching potential patients and educating them on the benefits of TCAR.

We manufacture and distribute the ENROUTE NPS at our facility in Sunnyvale, California, and at our Plymouth, Minnesota facility beginning in the third quarter of 2022. In May 2023, we entered into an amendment to our lease agreement covering our corporate headquarters in Sunnyvale, California to extend the terms of our lease for an additional three years to October 2027, subject to an existing option to further extend the term for an additional five years. We believe our combined facilities will be sufficient to meet our manufacturing needs for at least the next five years. We use components and sub-assemblies manufactured both in-house and by third party manufacturers and suppliers. We purchase our other products from third-party contract manufacturers, including our ENROUTE stent. Our ENROUTE Enflate product is manufactured under an agreement with Nordson Medical Ireland, Ltd. Many of our third party manufacturers and outside vendors are currently single-source suppliers. We have increasingly become concerned with the ability of a critical supplier of certain polymer tubing materials, and related components used in our products to provide our third party manufacturer these polymer tubing materials on a timely basis. If this supplier is unable to provide these polymer tubing materials on a timely basis, it could result in TCAR product delays to our customers, which, in turn, would adversely affect our results of operations.

Our strategic priorities for 2023 to help us drive toward profitability are to: (1) grow our business through strong commercial execution and TCAR adoption, (2) strengthen our category leadership and drive operational excellence and (3) diversify our business by advancing technologies and our geographic reach.

Components of our Results of Operations

Revenue

We currently derive all of our revenue from the sale of our portfolio of TCAR products to hospitals and medical centers in the United States. Each of our products is purchased individually, and the majority of our revenue is derived from sales of the ENROUTE NPS and the ENROUTE stent. No single customer accounted for 10% or more of our revenue during the three months ended March 31, 2023 and 2022. Key performance indicators that drive revenue include the number of active sales territories, the number of trained physicians certified to perform TCAR, the number of hospital accounts that perform our procedures, the number of procedures per physician or hospital account, product mix and average selling prices for our products. We expect our revenue to continue to increase in the future through increased adoption of TCAR and as a result of the introduction of new products and international expansion. Any decreases in our key performance indicators could have a negative impact on our future revenue. In addition, we have expanded our sales and marketing infrastructure to help us drive and support revenue growth and we intend to continue this expansion. However, we may continue to experience headwinds due to price pressures, increased labor costs, labor and staffing shortages, hospital capacity and patient behavior caused by COVID-19 or as a result of general macroeconomic factors.

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

Cost of Goods Sold and Gross Margin

We currently manufacture the ENROUTE NPS at our facilities in California and Minnesota. We purchase our other products from third-party manufacturers. Cost of goods sold consists primarily of costs related to materials, components and sub-assemblies, direct labor, manufacturing overhead, scrap, product rework, reserves for excess, obsolete and non-sellable inventories as well as distribution-related expenses. Overhead costs include the cost of quality control, material procurement, inventory control, facilities, equipment and operations supervision and management. Cost of goods sold also includes depreciation expense for production equipment and certain direct costs such as those incurred for shipping our products and royalties related to the sale of our ENROUTE stent. We expense all inventory provisions as cost of goods sold. We record adjustments to our inventory valuation for estimated excess, obsolete and non-sellable inventories based on assumptions about future demand, past usage, changes to manufacturing processes and overall market conditions. We expect cost of goods sold to increase in absolute dollars to the extent more of our products are sold.

We calculate gross margin as gross profit divided by revenue. Our gross margin has been and will continue to be affected by a variety of factors, including primarily average selling prices, product sales mix, production and ordering volumes, manufacturing costs, product yields, replacement of expired product, headcount and cost-reduction strategies. We expect our gross margin to increase over the long-term as our production and ordering volumes increase and as we spread the fixed portion of our overhead costs over a larger number of units produced, potentially offset by inflationary pressures and investments in additional operational infrastructure in both our California and Minnesota facilities. Specifically, we are experiencing inflationary and price pressures and increased labor costs and labor and staffing shortages, affecting the cost of the components for our TCAR products and the wages that we pay our employees, as well as the wages our vendors pay their employees, due to challenging labor market conditions. We began commercial production at our Plymouth, Minnesota facility during the third quarter of 2022; with two manufacturing facilities, we expect our gross margin to be slightly lower than prior periods in the short term. We intend to use our design, engineering and manufacturing know-how and capabilities to further advance and improve the efficiency of our manufacturing processes, which we believe will reduce costs and have a positive long-term impact on our gross margin. However, our gross margin could fluctuate from quarter to quarter as we introduce new products, execute certain manufacturing engineering projects, adopt new manufacturing processes and technologies, and expand our distribution operations and infrastructure to support our planned long-term growth and risk mitigation. In addition, possible resurgences of COVID-19 and new virus variants may continue to negatively impact our gross margin in the near term due to unfavorable production variances as a result of lower production and lower demand.

Research and Development Expenses

Research and development, or R&D, expenses consist primarily of engineering, product development, clinical studies to develop and support our products, regulatory expenses, medical affairs, and other costs associated with products and technologies that are in development. These expenses include employee compensation, including stock-based compensation, supplies, consulting, prototyping, testing, materials, travel expenses, depreciation and an allocation of facility overhead expenses, in each case related to R&D programs. Additionally, R&D expenses include costs associated with our clinical studies, including clinical trial design, clinical trial site initiation and study costs, data management, related travel expenses and the cost of products used for clinical trials, internal and external costs associated with our regulatory compliance and quality assurance functions and overhead costs. We expect R&D expenses as a percentage of revenue to vary over time depending on the level and timing of our new product development efforts, as well as our clinical development, clinical trial and other related activities. In addition, possible resurgences of COVID-19 and new virus variants may continue to impact our product development efforts and clinical and regulatory matters for the foreseeable future. COVID-19 has and continues to impact enrollment in clinical trials across the medical device industry and may affect any new trials we decide to pursue.

Selling, General and Administrative Expenses

Selling, general and administrative, or SG&A, expenses consist primarily of compensation for personnel, including stock-based compensation, related to selling and marketing functions, physician education programs, commercial operations and analytics, reimbursement, finance, information technology and human resource functions. Other SG&A expenses include sales commissions, training, travel expenses, promotional activities, marketing initiatives, market research and analysis, conferences and trade shows, professional services fees (including legal, audit and tax fees), insurance costs, general corporate expenses and allocated facilities-related expenses. We expect SG&A expenses to continue to increase in absolute dollars as we expand our infrastructure to both drive and support anticipated growth in revenue and as we expand our presence. In addition, we plan to continue exploring sales and marketing expansion opportunities in international geographies. While we expect SG&A expenses to increase, we expect SG&A expenses as a percentage of revenue to decrease over time due to anticipated increased revenue.

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

Results of Operations:

	Three Months Ended
	March 31,
(in thousands)	2023	2022
Revenue	$40,131	$28,021
Costs of goods sold	12,526	8,577
Gross profit	27,605	19,444
Operating expenses:
Research and development	10,433	8,123
Selling, general and administrative	34,082	27,275
Total operating expenses	44,515	35,398
Loss from operations	(16,910)	(15,954)
Interest income (expense), net	594	(609)
Other income (expense), net	(144)	(116)
Net loss	$(16,460)	$(16,679)

Comparison of Three Months Ended March 31, 2023 and 2022

Revenue. Revenue increased $12.1 million, or 43%, to $40.1 million during the three months ended March 31, 2023, compared to the three months ended March 31, 2022. The increase in revenue was attributable to an increase in the number of products sold as physicians performed more TCAR procedures and as we expanded our sales territories, increased the number of new accounts, and trained more physicians in TCAR. Revenue during the three months ended March 31, 2022 was impacted by the COVID-19 pandemic as resurgences due to the Omicron variant adversely affected hospital capacity and patient behaviors.

Cost of Goods Sold and Gross Margin. Cost of goods sold increased $3.9 million, or 46%, to $12.5 million during the three months ended March 31, 2023, compared to the three months ended March 31, 2022. This increase was primarily attributable to the increase in the number of products sold. Gross margin for the three months ended March 31, 2023 and 2022 was 69%. Gross margin for both periods was adversely impacted by unfavorable production variances as a result of lower than planned production levels. Gross margin for the current year period was adversely affected by production rework being completed and gross margin for the prior year period was adversely affected by COVID-19 related production issues and by additional overhead related to the start-up and expansion of our manufacturing capacity at our facility in Minnesota.

Research and Development Expenses. R&D expenses increased $2.3 million, or 28%, to $10.4 million during the three months ended March 31, 2023, compared to $8.1 million during the three months ended March 31, 2022. The increase in R&D expenses was driven primarily by growth in personnel and investment in new and ongoing R&D programs, including specifically, an increase of $1.0 million in personnel-related expenses, including stock-based compensation, as a result of increased headcount, an increase of $1.0 million in product development materials and costs, an increase of $0.4 million in clinical and regulatory expenses and an increase of $0.1 million related to the allocated costs of facilities and other related expenses, particularly related to our facility in Minnesota. These increases were partially offset by decreases in outside services fees.

Selling, General and Administrative Expenses. SG&A expenses increased $6.8 million, or 25%, to $34.1 million during the three months ended March 31, 2023, compared to $27.3 million during the three months ended March 31, 2022. This increase was due primarily to the continued expansion of our sales team and commercial efforts during the current year period, including specifically, an increase of $5.9 million in payroll and personnel-related expenses, an increase of $0.5 million in travel-related costs, an increase of $0.3 million in consulting and professional fees, and an increase of $0.3 million related to the allocated costs of facilities and other related expenses, particularly related to our facility in Minnesota. These increases were partially offset by decreases in insurance costs and in marketing and tradeshow expenses. Personnel-related expenses included stock-based compensation expense of $6.8 million and $3.7 million for the three months ended March 31, 2023 and 2022, respectively.

Interest Income (Expense), Net. Interest income (expense), net increased $1.2 million, or 198%, to income of $0.6 million during the three months ended March 31, 2023, compared to expense of $0.6 million during the three months ended March 31, 2022. This increase in was attributable to higher average interest rates and cash, cash equivalents and investments balances, partially offset by both the increased interest rate and amount of borrowings outstanding as a result of our May 2022 refinancing of our debt obligation as compared with the prior period.

Other Income (Expense), Net. There were no significant changes within other income (expense), net during the three months ended March 31, 2023, compared to the three months ended March 31, 2022.

Liquidity and Capital Resources

Sources of Liquidity

To date, our principal sources of liquidity have been net proceeds from sales of our common stock in public offerings, private sales of our equity securities and debt financings, as well as revenue from product sales, which we expect to be our primary source of future liquidity, and to a lesser extent, proceeds from stock option exercises and employee stock purchase plan purchases. As of March 31, 2023, we had cash, cash equivalents and investments of $204.4 million, $75.0 million outstanding principal in term loans, an additional $125.0 million in available but unused term loans and $25.0 million in availability under a revolving credit facility with Oxford Finance LLC and its agent, or Oxford Finance.

On May 27, 2022, we entered into a Loan and Security Agreement, or Loan Agreement, with Oxford Finance, which provides for a $225.0 million loan facility, comprised of a $25.0 million secured revolving credit facility and a $200.0 million secured term loan facility. We concurrently drew down $75.0 million under the term loan facility and used a portion of the proceeds to pay off outstanding amounts under and terminate our prior loan agreement with Stifel Bank. The term loans are available in three tranches. Upon our request, the revolving credit facility will be increased from $25.0 million to $50.0 million. The revolving loans are available subject to a borrowing base equal to 85% of eligible receivables plus 50% of eligible inventory, up to the lesser of 40% of the borrowing base or $10.0 million in the case of eligible inventory. The revolving loans and the term loans mature on May 1, 2027. The principal amount of outstanding revolving loans, together with accrued and unpaid interest, is due on the maturity date. The principal amount of outstanding term loans are required to be repaid in equal monthly installments beginning on July 1, 2026. Since we achieved a specified consolidated trailing twelve-month revenue target, we have an option to extend the first amortization date for the term loans to July 1, 2027, which option must be exercised no earlier than June 30, 2023 and no later than 30 days prior to July 1, 2026. If we exercise this option, then the maturity date for both the revolving loans and the term loans will be May 1, 2028.

Any revolving loans under the Loan Agreement accrue interest at the greater of 1-month Secured Overnight Financing Rate, or SOFR, or the Index Rate, and 0.85%, plus a margin of 3.00%. The term loans accrue interest at the greater of the Index Rate and 0.85%, plus a margin of 5.00%. The Index Rate is capped at 2.50% for purposes of the Loan Agreement. Interest on both revolving loans and term loans is payable monthly in arrears. As of March 31, 2023, the aggregate outstanding principal balance under the term loan facility was $75,000,000 with the variable interest rate capped at the maximum rate of 7.50%, and no amounts were outstanding under the revolving credit facility of the Loan Agreement. As of March 31, 2023, the Company was in compliance with all applicable financial covenants under the Loan Agreement.

In October 2022, we completed an underwritten public offering of approximately 2.7 million shares of our common stock at a public offering price of $43.00 per share, resulting in net proceeds of approximately $109.0 million.

We expect to continue to devote a substantial amount of our capital resources to expand commercialization efforts and increase adoption of TCAR using our products, conduct clinical studies and expand our clinical evidence base, and develop additional products. We also plan to continue exploring sales and marketing expansion opportunities in select international geographies. In addition, as a public company, we incur significant legal, accounting, director and officer liability insurance, exchange listing and SEC compliance, investor relations and other expenses, all of which continue to increase. Because of these and other factors, we expect to continue to incur substantial net losses and negative cash flows from operations for the foreseeable future.

We believe our existing cash, cash equivalents and investments, together with our expected revenue, will be sufficient to meet our capital requirements and fund our operations for at least the next 12 months from the issuance date of these financial statements.

Cash Flows

The following table summarizes our cash flows for each of the periods presented below:

	Three Months Ended
	March 31,
(in thousands)	2023	2022
Net cash (used in) provided by:
Operating activities	$(12,147)	$(14,725)
Investing activities	6,106	(2,072)
Financing activities	1,110	168
Net decrease in cash, cash equivalents and restricted cash	$(4,931)	$(16,629)

Net Cash Used in Operating Activities

Net cash used in operating activities for the three months ended March 31, 2023 was $12.1 million, consisting primarily of a net loss of $16.5 million and an increase in net operating assets of $4.1 million, partially offset by non-cash charges of $8.5 million. The increase in net operating assets was primarily due to increases in accounts receivable, prepaid expenses and other current assets and an increase in accounts payable due to timing of payments, partially offset by decreases in inventories and also in accrued and other liabilities due to timing of payments. The non-cash charges primarily consisted of stock-based compensation, as well as depreciation and amortization, amortization of right-of-use assets, non-cash interest expense, a loss on the disposal of property and equipment, partially offset by the accretion of discounts on investments.

Net cash used in operating activities for the three months ended March 31, 2022 was $14.7 million, consisting primarily of a net loss of $16.7 million and an increase in net operating assets of $3.8 million, partially offset by non-cash charges of $5.8 million. The increase in net operating assets was primarily due to increases in accounts receivable which increased due to higher revenue, decreases in accrued and other liabilities, partially offset by decreases in prepaid expenses and other current assets due to timing of payments. The non-cash charges primarily consisted of stock-based compensation, depreciation and amortization, amortization of right-of-use assets, and a loss on disposal of property and equipment.

Net Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities in the three months ended March 31, 2023 was $6.1 million, consisting of maturities of investments of $32.8 million, partially offset by purchases of investments of $26.4 million and $0.3 million for purchases of property and equipment.

Net cash used in investing activities in the three months ended March 31, 2022 was $2.1 million for purchases of property and equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities in the three months ended March 31, 2023 was $1.1 million consisting of proceeds from stock option exercises.

Net cash provided by financing activities in the three months ended March 31, 2022 was $0.2 million consisting of proceeds from stock option exercises.

Contractual Obligations and Commitments

On May 3, 2023, we entered into an amendment to our lease agreement covering our corporate headquarters in Sunnyvale, California pursuant to which the term was extended for an additional three years to October 12, 2027, subject to an existing option to further extend the term for an additional five years. The schedule of monthly rent was also revised to account for the extension, resulting in average annual occupancy costs equaling approximately $1.2 million per year.

There have been no other material changes to our contractual obligations from those described above or in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 28, 2023.

Critical Accounting Policies and Estimates

There have been no significant and material changes in our critical accounting policies during the three months ended March 31, 2023, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Conditions and Results of Operations - Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 28, 2023.

Recently Issued Accounting Pronouncements

See Note 3 to our condensed financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for new accounting pronouncements not yet adopted as of the date of this Quarterly Report on Form 10-Q.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily include risk related to interest rate sensitivities, credit risk, foreign currency exchange rate sensitivity and inflation risk.

Interest Rate Risk

We had cash, cash equivalents and investments of $204.4 million as of March 31, 2023 which consisted of bank deposits, money market funds, U.S. government securities, commercial paper, corporate bonds/notes, U.S. treasury bills, and agency bonds/notes. The primary objectives of our investment activities are the preservation of capital and support of our liquidity requirements. Our investments are exposed to market risk due to fluctuations in interest rates, which may affect our income and the fair market value of our investments. If interest rates rise, the market value of our investments may decline, which could result in a realized loss if we sell an investment before its scheduled maturity.

We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. A hypothetical 10% change in interest rates would not have a material impact on the value of our cash and cash equivalents or our investments as of March 31, 2023.

We are also subject to interest rate risk from variable interest rates applicable to borrowings under our Loan Agreement in light of the variable interest rates thereunder. Any revolving loans under the Loan Agreement accrue interest at the greater of 1-month SOFR, or the Index Rate, and 0.85%, plus a margin of 3.00%. The term loans accrue interest at the greater of the Index Rate and 0.85%, plus a margin of 5.00%. The Index Rate is capped at 2.50% for purposes of the Loan Agreement. As of March 31, 2023, the aggregate outstanding principal balance under the term loan facility was $75,000,000 with the variable interest rate capped at the maximum rate of 7.50% and no amounts were outstanding under the revolving credit facility.

Credit Risk

As of March 31, 2023 and December 31, 2022, a portion of our cash and cash equivalents was maintained with Silicon Valley Bank, or SVB, and exceeded federally insured limits. Substantially all of our cash equivalents and investments reside in a custodial account held by a third party, in which SVB Asset Management is the advisor. On March 10, 2023, SVB was shut down and placed under receivership with the Federal Deposit Insurance Corporation, or FDIC, by the California Department of Financial Protection and Innovation. On March 26, 2023, the FDIC announced it had entered into a purchase and assumption agreement with First-Citizens Bank & Trust Company under which all of SVB’s deposits were assumed. As of the issuance date of these financial statements, we have not experienced any losses on our deposits and all of our cash deposited with SVB has been accessible to us.

As of March 31, 2023, our cash equivalents and investments are invested in highly rated money market funds, U.S. government securities, commercial paper, corporate bonds/notes, U.S. treasury bills, and agency bonds/notes. Uncertain financial markets, or a U.S. sovereign default or threat thereof, could result in a tightening in the credit markets, a reduced level of liquidity in many financial markets, and extreme volatility in fixed income and credit markets. The credit ratings of securities in our investments could deteriorate and may have an adverse impact on the carrying value of these investments.

Our accounts receivable primarily relate to revenue from the sale of our products to hospitals and medical centers in the United States. No customer represented 10% or more of our accounts receivable as of March 31, 2023 or December 31, 2022.

Foreign Currency Risk

Our business is conducted primarily in U.S. dollars. Any transactions that may be conducted in foreign currencies are not expected to have a material effect on our results of operations, financial position or cash flows.

Inflation Risk

Macroeconomic challenges in the global economy have contributed to a rising inflationary trend and impacted our cost of goods sold and selling and operating expenses, which we expect to continue into the foreseeable future. If our costs become subject to prolonged, significant inflationary pressures, we may not be able to fully offset such higher costs through price increases, which would have an adverse effect on our ability to maintain or increase our gross margin. Our inability or failure to do so could harm our business, financial condition or results of operations.

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

•Global supply chain constraints and constrained labor markets have resulted and could continue to result in the inability of our suppliers to deliver finished goods, components, sub-assemblies or materials to us on a timely basis or at all.

•We rely on Cordis to supply the ENROUTE stent, and if Cordis fails to supply the ENROUTE stent in sufficient quantities or at all, it will have a material adverse effect on our business, financial condition and results of operations.

•General macroeconomic factors, including inflation, price pressures and recessionary pressures, could increase our manufacturing costs and operating expenses or lower demand for our TCAR products and have a material adverse impact on our financial condition and results of operations.

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

•We face risks related to health epidemics and other outbreaks, such as possible resurgences of COVID-19 and the spread of new variants, which may negatively impact our business and operations.

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

We have incurred net losses since our inception in March 2007. For the three months ended March 31, 2023, we had a net loss of $16.5 million and we expect to continue to incur additional losses in the future. As of March 31, 2023, we had an accumulated deficit of $360.2 million. To date, we have financed our operations primarily through equity and debt financings and from sales of our portfolio of TCAR products. The losses and accumulated deficit have primarily been due to the substantial investments we have made to develop our products, as well as for costs related to general research and development, including clinical and regulatory initiatives to obtain marketing approval, sales and marketing efforts, investments in manufacturing and distribution capacity, and other infrastructure improvements.

Our strategic priorities for 2023 are to: (1) grow our business through strong commercial execution and TCAR adoption, (2) strengthen our category leadership and drive operational excellence and (3) diversify our business by advancing technologies and our geographic reach. Over the next several years, we expect to continue to devote a substantial amount of our resources to increase adoption of TCAR using our products, expand commercialization efforts in the United States and select international markets, improve and expand reimbursement for TCAR, conduct clinical studies, and develop additional products. No assurance can be provided that our strategic initiatives will be successful or lead us to profitability. In addition, as a public company, we incur significant legal, accounting, director and officer liability insurance and other expenses, all of which continue to increase. Accordingly, we expect to continue to incur operating losses for the foreseeable future and we cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will sustain profitability. Our failure to achieve and sustain profitability in the future will make it more difficult to finance our business and accomplish our strategic objectives, which would have a material adverse effect on our business, financial condition and results of operations and cause the market price of our common stock to decline.

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

•Any product quality, recall, safety or effectiveness concerns that arise regarding our products or TCAR;

•Unanticipated delays in product development or product launches;

•Our ability to maintain our current or obtain further regulatory clearances or approvals;

•Adequate levels of third-party coverage and reimbursement for the procedures using our products; and

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

Our future growth and profitability largely depend on our ability to increase physician awareness and adoption of TCAR and on the willingness of physicians to recommend the procedure to more of their patients. Physicians may not use our products unless they are able to determine, based on experience, clinical data, medical society recommendations and other analyses, that our products provide a safe and effective treatment alternative for carotid artery disease. Even if we are able to raise awareness and increase adoption of TCAR among physicians, physicians tend to be slow in changing their medical treatment practices and may be hesitant to select our products or TCAR for recommendation to patients for a variety of reasons, including:

•Long-standing relationships with competing companies and distributors that sell other products, such as stents and embolic protection devices for Carotid Artery Stenting, or CAS;

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

As physicians are influenced by guidelines issued by physician organizations, such as the SVS, the rate of adoption of TCAR and sales of our products that facilitate the procedure are also influenced by medical society recommendations. We believe the SVS’s Clinical Practice Guidelines, or SVS Guidelines, are of importance to the broader market acceptance of TCAR. The revised SVS Guidelines on the management of carotid artery disease were published in June 2021. Like previous versions of the guidelines, the revised SVS Guidelines generally discuss CAS, and embolic protection methods, including flow reversal. The revised SVS Guidelines do state that TCAR is preferred over CEA and CAS in anatomically or physiologically high surgical risk patients, whether symptomatic or asymptomatic. If subsequent versions of the SVS

Guidelines do not recommend TCAR, or if the SVS issues a negative or more limited statement regarding TCAR, physicians may not adopt or continue to use TCAR or our products at the same rate or at all, which would have a material adverse effect on our business, financial condition and results of operations. Additionally, if key opinion leaders who currently support TCAR cease to recommend TCAR or our products, our business, financial condition and results of operations will be adversely affected.

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

Global supply chain constraints and constrained labor markets have resulted and could continue to result in the inability of our suppliers to deliver finished goods, components, sub-assemblies or materials to us on a timely basis or at all, which would adversely affect our business, financial condition and results of operations.

We may not be able to maintain an adequate supply of the components, sub-assemblies and materials that are used to manufacture our TCAR products as well as to support our research and development activities for new products. For example, certain liners and shrink tubing components used in both the ENROUTE stent and the ENROUTE NPS have been in short supply and delivery of these materials have been delayed from time to time, which could result in manufacturing delays for our TCAR products. In particular, we have increasingly become concerned with the ability of a critical supplier of certain polymer tubing materials used in our products to provide our third party manufacturer these polymer tubing materials on a timely basis. If this supplier is unable to provide these polymer tubing materials on a timely basis, it could result in TCAR product delays to our customers, which, in turn, would adversely affect our results of operations. Similarly, we rely on Lake Region Medical for our supply of guidewires, which have also been in short supply from time to time. If there were a shortage of supply, the cost of components, sub-assemblies and materials may increase or we may need to pay a premium to obtain sufficient supply, either of which could harm our ability to provide our products on a cost-effective basis or at all, or we may experience delays in providing our TCAR products to our customers. We also may experience delays in and increased costs for our research and development programs and clinical trials due to the inability to obtain the necessary materials to advance these programs and trials. In connection with any supply shortages, reliable and cost-effective replacement sources may not be available on short notice or at all, and this may force us to increase prices and face a corresponding decrease in demand for our TCAR products, or force us to absorb these increased costs. Our suppliers may also be impacted by supply or labor shortages which may delay or impact the availability of the components, sub-assemblies and materials needed to manufacture our TCAR products. In the event that any of our suppliers experience supply or labor shortages, delays, or were to reduce, or discontinue, production of our key product components, sub-assemblies or the materials used in our TCAR products, developing alternate sources of supply for these items would be time consuming, difficult and costly. If we or one of our suppliers were to experience a supply shortage with our components, sub-assemblies and the materials or labor necessary to manufacture our TCAR products our reputation in the market, demand for our TCAR products and our operating results may be significantly and adversely affected and new products may be delayed.

We rely on Cordis to supply the ENROUTE stent, and if Cordis fails to supply the ENROUTE stent in sufficient quantities or at all, it will have a material adverse effect on our business, financial condition and results of operations.

We rely on Cordis to manufacture the ENROUTE stent pursuant to a supply agreement, and as such, Cordis is our sole supplier of this product. While we strive to maintain an inventory of several months’ worth of ENROUTE stents to guard against potential shortfalls in supply, no assurance can be provided that this strategy will be sufficient. If we were to experience a shortfall or issue with the supply of ENROUTE stents by Cordis, we estimate that it would take up to two years or more to find an alternative supplier for our ENROUTE stent and multiple years to identify and seek approval for a different carotid stent. In addition, Cordis currently manufactures the ENROUTE stent at a facility in Juarez, Mexico. This facility has previously and in the future could become subject to a COVID-19 outbreak which would cause Cordis to temporarily shut down manufacturing operations, which would in turn present risk to the ongoing supply of our stents used in TCAR procedures. If Cordis's ability to manufacture the ENROUTE stent is interrupted as a result or for any other reason, including, for example, its inability to obtain necessary or sufficient components or products from other third parties, or if Cordis experiences a product recall, cash flow or liquidity issues or breaches its supply agreement with us, we may not have a sufficient number of stents for delivery to support TCAR procedures. Any shortfall in the supply of ENROUTE stents may result in lower adoption rates for TCAR, fewer TCAR procedures being performed generally, and a material adverse effect on our business, financial condition and results of operations.

General macroeconomic factors, including inflation, price pressures, and recessionary risks, could increase our manufacturing costs and operating expenses or lower demand for our TCAR products and have a material adverse impact on our financial condition and results of operations.

The risk of a sustained economic downturn or recession and other macroeconomic factors could adversely affect customer demand for our TCAR products. We continuously monitor the effects of inflationary factors, such as increases in our cost of goods sold and selling and operating expenses, which may adversely affect our results of operations. Specifically, we are experiencing inflationary and price pressures and increased labor costs and labor and staffing shortages, affecting the cost of the components for our TCAR products and the wages that we pay our employees, as well as the wages our vendors pay their employees, due to challenging labor market conditions. Competitive, macroeconomic and regulatory conditions restrict our ability to fully recover, such as increased costs through price increases, higher costs of acquired goods and services resulting from inflation, other drivers of cost increases or reduced demand for TCAR products. We may be unable to pass these increased costs along to our customers or fully offset the impact of persistent inflation or a recession. Our inability or failure to do so could have a material adverse effect on our business, financial condition and results of operations or cause us to need to obtain additional capital earlier than anticipated.

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

Products for carotid stenting including our TCAR products are covered for Medicare beneficiaries under certain circumstances under NCD 20.7 for Percutaneous Transluminal Angioplasty. Coverage for non-Medicare patients depends upon commercial and other payer policies. Based on reimbursement information regarding CAS from IBM® MarketScan® Inpatient View, we estimate that approximately 75% of carotid procedures are reimbursed by CMS and the remaining approximately 25% are reimbursed by commercial and other payers. The Medicare program is administered by CMS and the Medicare Administrative Contractors, or MACs, which make determinations regarding Medicare hospital and physician coverage and payment. CMS reimburses hospital inpatient services based on Medicare Severity Diagnosis Related Groups, or MS-DRGs. All CAS, TCAR and CEA procedures are currently paid only as Medicare inpatient procedures. CMS’s policy focus on hospital price transparency, site (e.g. inpatient, outpatient, ambulatory surgery center and office) neutral payments and MS-DRG refinements may place additional downward pressure on future hospital inpatient payments. Medicare payments to physicians are based on a Resource Based Relative Value System. CMS’s policy changes to adjust or reallocate reimbursement between primary care services and specialty services may result in reductions in the payment rate for procedures involving our products. As a result of any reductions in payments to hospitals and physicians for TCAR procedures, TCAR utilization may decline, which would have a material adverse effect on our business, financial condition and results of operations. Additionally, patients may elect to reduce or defer out-of-pocket costs during times of economic uncertainty or periods of legislative change. If hospital, physician and/or patient demand for TCAR, and thus our products that facilitate the procedure, are adversely affected by third-party reimbursement policies and decisions, it will have a material adverse effect on our business, financial condition and results of operations.

Any current or future reconsideration of the applicable Medicare NCD 20.7 - Percutaneous Transluminal Angioplasty could result in expansion of coverage of carotid stenting procedures including TCAR based on FDA-approved indications or continued or additional coverage limitations, including a requirement to participate in CMS-approved investigational studies. CMS’s NCD that covers TCAR and CAS is subject to change based upon the availability of new trial data and other clinical data as well as the development and availability of new medical devices and medical procedures in this space, including the medical community’s current understanding of patient selection and operator experience and their impact on periprocedural complications, among other factors that can impact patient outcomes. In particular, the comparative benefits of various revascularization procedures and medical devices to prevent future strokes in symptomatic and asymptomatic carotid stenosis patients as well as ways to optimize patient outcomes are subject to ongoing and continuous review and clinical evaluation. For example, in January 2023, CMS accepted a formal request from the Multispecialty Carotid Alliance to expand Medicare beneficiary access for carotid artery stenting with embolic protection in patients at high risk and standard risk for CEA with asymptomatic carotid artery stenosis ≥ 70% and symptomatic carotid artery stenosis ≥ 50%, including the removal of facility or operator requirements. We submitted comments to CMS prior to the initial 30-day public comment period on the NCD closing on February 11, 2023. Submitted comments are available on the CMS website. The proposed decision memo is due July 12, 2023 with a public comment period ending on August 11, 2023. The national coverage analysis completion date is expected in the fourth quarter of 2023. To the extent the medical community’s or CMS’s views change regarding TCAR, CAS and CEA procedures, either individually or in comparison to each other, on issues of safety and effectiveness, operator experience, or patient selection or qualifications for coverage and reimbursement under the NCD, the demand for our TCAR products could be materially impacted. Therefore, we can provide no assurance that the coverage and reimbursement, market share and demand, and/or revenues for any of our products will be maintained.

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

We are a party to a license agreement with Cordis, under which Cordis has granted us a worldwide, non-exclusive, perpetual, royalty-bearing license, without the right to sublicense, to certain of its intellectual property related to the PRECISE® carotid stent for transcervical treatment of carotid artery disease with an intravascular stent for certain applications for accessing blood vessels through the neck and cervical area. Our license agreement with Cordis imposes, and we expect that any future license agreements will impose, certain diligence, royalty, and other obligations on us. If we fail to comply with these obligations, our licensors, including Cordis, may have the right to reduce the scope of our rights or terminate these agreements, in which event we may not be able to develop and market any product that is covered by these agreements. Termination of this license for failure to comply with such obligations or for other reasons, or reduction, elimination or expiration of our licensed rights under it or any other license or agreement, may result in our having to negotiate new or reinstated licenses on less favorable terms or our not having sufficient intellectual property rights to operate our business or cause us to enter into new licenses for different stents. The occurrence of such events could materially harm our business and financial condition.

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

Our current products are contraindicated, and therefore should not be used, in certain patients. Our ENROUTE NPS is contraindicated in patients in whom antiplatelet and/or anticoagulation therapy is contraindicated; patients with uncorrected bleeding disorders; patients with severe disease of the ipsilateral common carotid artery; and patients with uncontrollable intolerance to flow reversal. Our ENROUTE stent is contraindicated in patients in whom antiplatelet and/or anticoagulation therapy is contraindicated; patients in whom the ENROUTE NPS is unable to be placed; patients with uncorrected bleeding disorders; patients with known allergies to nitinol; and patients with lesions in the ostium of the common carotid artery. Our ENHANCE peripheral access kit is contraindicated in patients with a known or suspected obstruction in the vessel. Our ENROUTE guidewire is contraindicated in patients judged not acceptable for percutaneous intervention. Our ENROUTE Enflate RX Balloon Dilatation Catheter is contraindicated for use in coronary arteries. Generally, further contraindications include, but may not be limited to: patients with highly calcified lesions resistant to PTA; patients with a target lesion with a large amount of adjacent acute or sub-acute thrombus; patients with uncorrected bleeding disorders; and patients that have not been anti-coagulated. Additionally, patients who lack at least five centimeters of common carotid artery free of significant disease are not indicated for our ENROUTE NPS.

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

As demand for our products increases, we will have to invest additional resources to purchase components, sub-assemblies and materials, hire and train employees, and enhance our manufacturing processes. If we or our manufacturing partners fail to increase our production capacity efficiently, we may not be able to fill customer orders on a timely basis, our sales may not increase in line with our expectations, and our operating margins could fluctuate or decline. In addition, although we expect some of our products in development to share product features, components, sub-assemblies and materials with our existing products, the manufacture of these products may require modification of our or our manufacturing partners’ current production processes or unique production processes, the hiring of specialized employees, the identification of new suppliers for specific components, sub-assemblies and materials or the development of new manufacturing technologies. It may not be possible for us or our manufacturing partners to manufacture these products at a cost or in quantities sufficient to make these products commercially viable or to maintain current gross margins, all of which could have a material adverse effect on our business, financial condition and results of operations.

We depend on a limited number of single-source suppliers to manufacture our components, sub-assemblies, materials and products, including Cordis, which makes us vulnerable to supply shortages and price fluctuations that could have a material adverse effect on our business, financial condition and results of operations.

We rely on single-source suppliers for the components, sub-assemblies and materials for our products, such as our ENROUTE stent and for certain key components, sub-assemblies and materials for our ENROUTE NPS. In addition, we rely on Lake Region Medical to supply our guidewires. These components, sub-assemblies and materials are critical and there are relatively few alternative sources of supply. We have not qualified or obtained necessary regulatory approvals for additional suppliers for most of these components, sub-assemblies and materials, and we do not carry a significant inventory for some of these items. While we believe that alternative sources of supply may be available, we cannot be certain whether they will be available if and when we need them, or that any alternative suppliers would be able to provide the quantity and quality of components and materials that we would need to manufacture our products if our existing suppliers were unable to satisfy our supply requirements. To utilize other supply sources, we would need to identify and qualify new suppliers to our quality standards and obtain any additional regulatory approvals required to change suppliers, which could result in manufacturing delays and increase our expenses. Our manufacturing partners, including Cordis, rely on single-source suppliers as well, and are subject to the foregoing risks.

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

•Delays or inability of suppliers to provide products and components due to cash flow or liquidity issues; and

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

•Unavailability of key personnel or large groups of our employees due to contracting a virus, such as COVID-19;

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

The extent to which COVID-19 will continue to impact our business will depend on future developments, which are uncertain and cannot be predicted, including indirect impacts on the labor market and the operations of our business as well as the operations of our contractors, partners, and our customers. Although President Biden announced that the administration ended the COVID-19 national and public health emergencies on May 11, 2023, the full impact of the termination of the public health emergencies on FDA and other regulatory policies and operations is unclear.

The failure of third parties to meet their contractual, regulatory, and other obligations could adversely affect our business.

We rely on suppliers, vendors, outsourcing partners, consultants, alliance partners and other third parties to research, develop, manufacture and commercialize our products and manage certain parts of our business. Using these third parties poses a number of risks, such as: (i) they may not perform to our standards or legal requirements; (ii) they may not produce reliable results; (iii) they may not perform in a timely manner; (iv) they may not maintain confidentiality of our proprietary information; (v) disputes may arise with respect to ownership of rights to technology developed with our partners; and (vi) disagreements could cause delays in, or termination of, the research, development or commercialization of our products or result in litigation or arbitration. Moreover, some third parties are located in markets subject to political and social risk, corruption, violence, infrastructure problems and natural disasters, in addition to country-specific privacy and data security risk given current legal and regulatory environments. Failure of third parties to meet their contractual, regulatory, and other obligations may materially affect our business.

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

Inventory levels in excess of customer demand may result in a portion of our inventory becoming obsolete or expiring, as well as inventory write-downs or write-offs. Conversely, if we underestimate customer demand for our products or our own requirements for components, sub-assemblies and materials, our manufacturing partners and suppliers may not be able to deliver components, sub-assemblies and materials to meet our requirements and our manufacturing may be affected by potential resurgences of COVID-19 and other macroeconomic forces on our suppliers. We are working to increase our inventory on hand in reaction to global supply chain constraints, but these inventory levels may prove to be inadequate. If we do not have adequate supply of components, sub-assemblies and materials there may be interruptions, delays or cancellations of deliveries of our TCAR products to our customers, any of which would damage our reputation, customer relationships and business. In addition, several components, sub-assemblies and materials incorporated into our products require lengthy order lead times, and additional supplies or materials may not be available when required on terms that are acceptable to us or our manufacturing partners, or at all, and our manufacturing partners and suppliers may not be able to allocate sufficient capacity in order to meet our increased requirements, any of which could have an adverse effect on our ability to meet customer demand for our products and our results of operations.

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

Our actual operating results may differ significantly from our guidance, which could cause the market price of our common stock to decline.

From time to time, we release guidance regarding our future performance, such as our anticipated annual revenue, that represents our management’s estimates as of the date of release. This guidance, which consists of forward-looking statements, is prepared by our management and is qualified by, and subject to, the assumptions and the other information contained or referred to in the release. Our guidance is not prepared with a view toward compliance with published guidelines of the American Institute of Certified Public Accountants, and neither any independent registered public accounting firm nor any other independent expert or outside party compiles, examines or reviews the guidance and, accordingly, no such person expresses any opinion or any other form of assurance with respect thereto.

Guidance is based upon a number of assumptions and estimates that, while presented with numerical specificity, is inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and are based upon specific assumptions with respect to future business decisions, some of which will change. We generally state possible outcomes as high and low ranges which are intended to provide a sensitivity analysis as variables are changed but are not intended to represent that actual results could not fall outside of these ranges. The principal reason that we release this data is to provide a basis for our management to discuss our business outlook with analysts and investors. We do not accept any responsibility for any projections or reports published by any such persons.

Guidance is necessarily speculative in nature, and it can be expected that some or all of the assumptions of the guidance furnished by us will not materialize or will vary significantly from actual results. Accordingly, our guidance is only an estimate of what management believes is realizable as of the date of release. Actual results will vary from the guidance and the variations may be material. Investors should also recognize that the reliability of any forecasted financial data will diminish the farther in the future that the data are forecast. In light of the foregoing, investors are urged to put the guidance in context and not to place undue reliance on it.

Any failure to successfully implement our operating strategy or the occurrence of any of the events or circumstances set forth in this Quarterly Report on Form 10-Q could result in the actual operating results being different than our guidance, and such differences may be adverse and material. The failure to achieve such guidance could disappoint investors and analysts and cause the market price of our common stock to decline.

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

We currently maintain a portion of our manufacturing, warehouse, research and development and non-field-based sales, general and administrative operations in a building located in Sunnyvale, California, which is situated on or near earthquake fault lines. We have redundant manufacturing for our ENROUTE NPS at our Plymouth, Minnesota facility. Should either of our facilities be significantly damaged or destroyed by natural or man-made disasters, such as earthquakes, fires or other events, including climate change-related severe weather or disasters, it could take extensive time to relocate or rebuild, during which time our employees may seek other positions and our research and development would cease or be delayed. While we maintain property and business interruption insurance, such insurance has limits and would only cover the cost of rebuilding and relocating and lost revenue, but not general damage, losses caused by earthquakes, losses we may suffer due to our products being replaced by competitors’ products or loss in value due to associated decreases in our stock price. The inability to perform our research and development activities, combined with our limited inventory of materials and components and manufactured products, may cause physicians to discontinue using our products or harm our reputation, and we may be unable to reestablish relationships with such physicians in the future. Consequently, a catastrophic event at our facilities could have a material adverse effect on our business, financial condition and results of operations.

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

We are currently focused on improving existing products for TCAR, developing new products for TCAR, and developing new products for other disease states beyond carotid artery disease. For example, following receipt of 510(k) clearance from the FDA in September 2022, we initiated a limited market release of our ENROUTE Enflate Transcarotid RX Balloon Dilatation Catheter in the fourth quarter of 2022 and recently launched a full market release. If we are unable to develop new products, applications or features due to constraints, such as insufficient cash resources, high employee turnover, inability to hire personnel with sufficient technical skills or a lack of other research and development resources, we may not be able to maintain our competitive position compared to other companies. Furthermore, many of our competitors devote a considerably greater amount of funds to their research and development programs than we do, and those that do not may be acquired by larger companies that would allocate greater resources to research and development programs. Our failure or inability to devote adequate research and development resources or compete effectively with the research and development programs of our competitors could harm our business.

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

As of March 31, 2023, we had an aggregate of approximately $75.0 million in principal outstanding under our Loan Agreement with Oxford Finance. We must make significant interest-only monthly payments under the Loan Agreement, and the term loans outstanding under the Loan Agreement will begin to amortize in equal monthly installments beginning in July 2026 (unless we elect to extend the interest-only period by another year), which will divert resources from other activities. Our obligations under the Loan Agreement are collateralized by substantially all of our assets and we are subject to customary affirmative and negative covenants, including covenants limiting our ability and the ability of our subsidiaries to, among other things, dispose of assets, effect certain mergers, incur debt, grant liens, pay dividends and distributions on capital stock, make investments and acquisitions, and enter into transactions with affiliates, in each case subject to customary exceptions for a loan facility of this size and type. The covenants related to the Loan Agreement, as well as any future financing agreements into which we may enter, may restrict our ability to finance our operations and engage in, expand or otherwise pursue our business activities and strategies. While we have not previously breached and are not currently in breach of these or any other covenants contained in our Loan Agreement, there can be no guarantee that we will not breach these covenants in the future. Our ability to comply with these covenants may be affected by events beyond our control, and future breaches of any of these covenants could result in a default under the Loan Agreement. If not waived, future defaults could cause all of the outstanding indebtedness under the Loan Agreement to become immediately due and payable, termination of commitments to extend further credit, a 5% increase in the applicable rate of interest and the exercise by the lender of other rights and remedies provided for under the Loan Agreement. If we do not have or are unable to generate sufficient cash available to repay our debt obligations when they become due and payable, either upon maturity or in the event of a default, our assets could be foreclosed upon and we may not be able to obtain additional debt or equity financing on favorable terms, if at all, which may negatively impact our ability to operate and continue our business as a going concern.

Adverse developments with respect to the stability of financial institutions we do business with, or unstable banking, credit and/or capital market conditions generally, or the perception thereof, or a U.S. sovereign default, could adversely affect our ability to access cash, obtain additional financing, restructure or refinance our indebtedness, or meet our liquidity and debt service requirements.

The recent and potential future disruptions in access to bank deposits or lending commitments due to bank failure could materially and adversely affect our liquidity, financial condition, results of operations, business and stock price. The recent closures of Silicon Valley Bank, Signature Bank and First Republic Bank and their placement into receivership with the Federal Deposit Insurance Corporation, or FDIC, has created bank-specific and broader financial institution liquidity risk and concerns. Although the Department of the Treasury, the Federal Reserve, and the FDIC jointly released a statement that depositors at Silicon Valley Bank and Signature Bank would have access to their funds, even those in excess of the standard FDIC insurance limits, and such access to date by us to our cash and cash equivalents held at SVB has been uninterrupted, future adverse developments with respect to specific financial institutions or the broader financial services industry may lead to market-wide liquidity shortages. The failure of any bank in which we deposit our funds could reduce the amount of cash we have available for our operations or delay our ability to access such funds. As of March 31, 2023 and December 31, 2022, a portion of our cash and cash equivalents was maintained with SVB and exceeded federally insured limits. Substantially all of our cash equivalents and investments reside in a custodial account held by a third party, in which SVB Asset Management is the advisor. As of the issuance date of this Quarterly report on Form 10-Q, we have not experienced any losses on our deposits and all of our cash deposited with SVB has been accessible to us, although no assurance can be provided that we will not experience any future losses on our deposits or access to our cash equivalents and investments. As of March 31, 2023, our cash equivalents and investments are invested in highly rated money market funds, U.S. government securities, commercial paper, corporate bonds/notes, U.S. treasury bills, and agency bonds/notes. Uncertain financial markets, or a U.S. sovereign default or threat thereof, could result in a tightening in the credit markets, a reduced level of liquidity in many financial markets, and extreme volatility in fixed income and credit markets. The credit ratings of securities in our investments could deteriorate and may have an adverse impact on the carrying value of these investments. Any such failure may increase the possibility of a sustained deterioration of financial market liquidity, or illiquidity at clearing, cash management and/or custodial financial institutions. In the event we have a commercial relationship with a bank or lender that has failed or is otherwise distressed or if other banks and financial institutions enter receivership or become insolvent in the future, we may experience delays or other issues in accessing our cash and meeting our financial obligations. In addition, any future unstable banking, credit and/or capital market conditions could also adversely affect our ability to obtain additional financing, restructure or refinance our indebtedness, if needed, or meet our liquidity and debt service requirements or the ability of our suppliers, vendors, customers and others in which we do business to do any of the foregoing with respect to their respective businesses.

Additionally, on January 19, 2023, the U.S. reached its debt ceiling, requiring the U.S. Treasury to take extraordinary measures to avoid default. However, the U.S. Treasury expects to exhaust these measures by early June 2023, and if U.S. lawmakers do not pass legislation to raise the federal debt ceiling by such time, it is possible that the U.S. could default on its debt obligations. Whether or not a U.S. sovereign default occurs, growing uncertainty due to the unprecedented nature of such a default may adversely affect capital markets, which could negatively impact our liquidity, financial condition and results of operations. Additionally, a U.S. sovereign default or a threat thereof could trigger recessionary conditions, further reduce consumer confidence and increase levels of unemployment, all of which may reduce demand for our products, causing further harm to our business.

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

As of December 31, 2022, we had U.S. federal and state net operating loss carryforwards, or NOLs, of $320.1 million and $271.5 million, respectively. Our U.S. federal NOLs arising in tax years ending on or before December 31, 2017 are subject to expiration and will begin to expire in 2027 (U.S. federal NOLs, and certain state NOLs, arising in tax years ending after December 31, 2017 are not subject to expiration) and our state NOLs will begin to expire in 2028. We may use these NOLs to offset taxable income for U.S. federal and state income tax purposes. However, Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, and similar state provisions may limit the NOLs we may use in any year for U.S. federal and state income tax purposes in the event of certain changes in ownership of our company. An ownership change pursuant to Section 382 of the Code generally occurs if one or more stockholders or groups of stockholders who own at least 5% of a company’s stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws. We completed a 382 study of our historic ownership changes through December 31, 2022 and determined there are limitations on the use of our loss and credit carryforwards. In addition, future issuances or sales of our stock, including certain transactions involving our stock that are outside of our control, could result in future ownership changes. Ownership changes that have occurred in the past or that may occur in the future could result in the imposition of an annual limit on the amount of pre-ownership change NOLs and other tax attributes we can use to reduce our taxable income or income tax liability, potentially increasing and accelerating our liability for income taxes, and also potentially causing those tax attributes to expire unused. Any limitation on using NOLs could, depending on the extent of such limitation and the NOLs previously used, result in our retaining less cash after payment of U.S. federal and state income taxes during any year in which we have taxable income, rather than losses, than we would be entitled to retain if such NOLs were available as an offset against such income for U.S. federal and state income tax reporting purposes, which could adversely impact our operating results. Furthermore, U.S. federal NOLs arising in tax years beginning after December 31, 2017 may only be used to offset 80% of our taxable income. This change may require us to pay U.S. federal income taxes in future years despite generating a loss for U.S. federal income tax purposes in prior years. Limitations under state law may differ.

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

Our long-term strategy is to increase our international presence, including but not limited to securing regulatory approvals and reimbursement in Japan and China. For example, in the fourth quarter of 2022, we received approval from the Japan Association for the Advancement of Medical Equipment for our ENROUTE NPS and ENROUTE stent. In addition, in the first quarter of 2023, we received approval from China’s National Medical Products Administration for our ENROUTE NPS. This strategy may include establishing and maintaining physician outreach and education capabilities outside of the United States and expanding our relationships with international distributors, providers and payers. Doing business internationally involves a number of risks, including:

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

Before a new medical device, including our FDA approved Investigational Device Exemption, or IDE, for our feasibility study in acute ischemic stroke, NITE-1, or a new intended use for an existing product, can be marketed in the United States, a company must first submit and receive either 510(k) clearance pursuant to Section 510(k) of the Food, Drug and Cosmetic Act, or the FDCA, or approval of a premarket approval, or PMA, application from the FDA, unless an exemption applies.

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

In addition, we are required to investigate all product complaints we receive, and timely file reports with the FDA, including MDRs that require that we report to regulatory authorities if our products may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction were to recur. If these reports are not submitted in a timely manner, regulators may impose sanctions and we may be subject to product liability or regulatory enforcement actions, including warning letters, untitled letters, fines, civil penalties, recalls, seizures, operating restrictions, denial of requests for 510(k) clearance or premarket approval of new products, new intended uses or modifications to existing products, withdrawal of current 510(k) clearances or premarket approvals and narrowing of approved or cleared product labeling, all of which could harm our business. In addition, the FDA may provide notice of and conduct additional inspections, such as “for cause” inspections, of our business, sites and facilities as part of its review process. We have a robust post-market surveillance and complaint handling system which provides for timely communication between our field employees and customers and our internal Quality Assurance team. Information regarding our products and user and patient experiences is reviewed and, where appropriate, regulatory authorities are notified. Adverse events and device malfunctions are reported in the United States to the FDA and publicly listed in the Manufacturer and User Facility Device Experience (MAUDE) database.

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

Environmental, social and corporate governance, or ESG matters, including those related to climate change and sustainability, may have an adverse effect on our business, financial condition and results of operations and damage our reputation.

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

•The market price of our common stock can be highly volatile and may fluctuate substantially due to many factors, including, without limitation:

•Analysts’ estimates, investors’ perceptions, recommendations by securities analysts, the loss of analyst coverage or our failure to achieve analysts’ estimates;

•Quarterly variations in our or our competitors’ results of operations;

•Periodic fluctuations in our revenue, which could be due in part to the way in which we recognize revenue;

•The financial and business projections we may provide to the public, any changes in these projections or our failure to meet these projections;

•General market conditions and other factors unrelated to our operating performance or the operating performance of our competitors, including deteriorating market conditions due to investor concerns regarding inflation, interest rate and economic policies, supply chain issues, geopolitical tensions including the war between Russia and Ukraine and changes in China-Taiwan relations;

•Changes in reimbursement by current or potential payers, including CMS’s decision to reconsider NCD 20.7, Percutaneous Transluminal Angioplasty, that provides coverage stipulations for CAS, and TCAR;

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

•Product recalls, backorders or other problems associated with our products;

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

We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, or Section 404, to furnish a report by management on the effectiveness of our internal control over financial reporting in our annual report on Form 10-K each year. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting. We are also required to comply with, among other requirements, the auditor attestation requirements of Section 404 in our annual report on Form 10-K each year. If we have a material weakness, we would receive an adverse opinion regarding our internal control over financial reporting from our independent registered accounting firm.

Our compliance with Section 404 requires that we incur substantial accounting expense and expend significant management efforts. We have engaged outside consultants who function in the capacity of an internal audit group, and we plan to continue to hire additional consultants, accounting and financial staff with appropriate public company experience and technical accounting knowledge as we maintain the system and process documentation necessary to perform the evaluation needed to comply with Section 404.

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

Our amended and restated certificate of incorporation and bylaws provide that, unless we consent in writing to the selection of an alternative forum, the sole and exclusive forum, to the fullest extent permitted by law, for (1) any derivative action or proceeding brought on our behalf, (2) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders, (3) any action arising pursuant to any provision of the Delaware General Corporation Law or our amended restated certificate of incorporation or bylaws (as either may be amended from time to time), or (4) any action asserting a claim that is governed by the internal affairs doctrine shall be the Court of Chancery of the State of Delaware or federal court located within the State of Delaware if the Court of Chancery does not have jurisdiction, in all cases subject to the court’s having jurisdiction over indispensable parties named as defendants. Unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act against any person in connection with any offering of our securities, including, without limitation and for the avoidance of doubt, any auditor, underwriter, expert, control person or other defendant. With respect to the Securities Exchange Act of 1934, or Exchange Act, only claims brought derivatively under the Exchange Act would be subject to the forum selection clause described above. The enforceability of similar choice of forum provisions in other companies' certificates of incorporation and bylaws has been challenged in legal proceedings, and it is possible that, in connection with any action, a court could find the choice of forum provisions contained in our amended and restated certificate of incorporation and bylaws to be inapplicable or unenforceable in such action. Although we believe these provisions benefit us by providing increased consistency in the application of Delaware law for the specified types of actions and proceedings, the provisions may have the effect of discouraging lawsuits against us or our directors and officers. Alternatively, if a court were to find the choice of forum provision contained in our amended and restated certificate of incorporation and bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, financial condition and operating results. Any person or entity purchasing or otherwise acquiring any interest in our securities shall be deemed to have notice of and consented to this exclusive forum provision, but will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder.

We have not paid dividends in the past and do not expect to pay dividends in the future, and, as a result, any return on investment may be limited to the value of our common stock.

We have never paid cash dividends and do not anticipate paying cash dividends on our common stock in the foreseeable future. The payment of dividends will depend on our earnings, capital requirements, financial condition, prospects for future earnings and other factors our board of directors may deem relevant. In addition, our loan agreement limits our ability to, among other things, pay dividends or make other distributions or payments on account of our common stock, in each case subject to certain exceptions. If we do not pay dividends, our common stock may be less valuable because a return on your investment will only occur if our common stock price appreciates and you then sell our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Amendment to Cordis License Agreement and Amendment to Cordis Supply Agreement

On May 8, 2023, Silk Road Medical, Inc. entered into a First Amendment to License Agreement with Cordis US Corp.

pursuant to which we obtained a perpetual license to the applicable intellectual property licensed by us thereunder. Also on May 8, 2023, Silk Road Medical, Inc. entered into a Fifth Amendment to Supply Agreement with Cordis US Corp.

pursuant to which Cordis agreed to manufacture the ENROUTE Transcarotid Stent System on our behalf until February 19, 2029.

Except as set forth in the First Amendment to License Agreement and Fifth Amendment to Supply Agreement and for

other immaterial changes thereto, all terms and conditions of the underlying License Agreement and Supply Agreement with Cordis remain in full force and effect. The foregoing descriptions of the First Amendment to License Agreement and

Fifth Amendment to Supply Agreement do not purport to be complete and are subject to and qualified in its entirety by reference to the full text of the First Amendment to License Agreement and Fifth Amendment to Supply Agreement, which are attached as Exhibit 10.3 and 10.4, respectively, to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

Lease Amendment

On May 3, 2023, Silk Road Medical, Inc. entered into a Second Amendment to Lease, or Lease Amendment, with Hanover Properties, Ltd., a California limited partnership, which amends that certain Lease Agreement, dated as of November 30, 2017, and as subsequently amended, by and between us and Hanover Properties, Ltd, covering our corporate headquarters located at 1213 Innsbruck Drive in Sunnyvale, California.

Pursuant to the Lease Amendment, the term of the Lease Agreement was extended for an additional three years to October 12, 2027, subject to our option to further extend the term for an additional five years. The schedule of monthly rent was also revised in the Lease Amendment to account for the extension, as provided therein, resulting in average annual occupancy costs for us equaling approximately $1.2 million per year.

Except as set forth in the Lease Amendment, all terms and conditions of the Lease Agreement remain in full force and effect. The foregoing description of the Lease Amendment does not purport to be complete and is subject to and qualified in its entirety by reference to the full text of the Lease Amendment, which is attached as Exhibit 10.2 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

Item 6. Exhibit Index

The exhibits listed in the accompanying index to exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
3.1**	Amended and Restated Certificate of Incorporation of Silk Road Medical, Inc..	8-K	001-38847	3.1	4/8/2019
3.2**	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Silk Road Medical, Inc..	8-K	001-38847	3.1	6/22/2021
3.3**	Amended and Restated Bylaws of Silk Road Medical, Inc..	8-K	001-38847	3.1	3/15/2023
4.1**	Specimen Common Stock Certificate of Silk Road Medical, Inc..	S-1	333-230044	4.1	8/6/2019
4.2**	Amended and Restated Stockholders Agreement dated July 7, 2017 among Silk Road Medical, Inc. and certain stockholders.	S-1	333-230044	4.3	8/6/2019
10.1*	Form of Performance Stock Unit Agreement under the Silk Road Medical, Inc. 2019 Equity Incentive Plan.
10.2*	Second Amendment to Lease dated as of May 3, 2023 between Hanover Properties, Ltd. and Silk Road Medical, Inc.
10.3*†	First Amendment to License Agreement dated as of May 8, 2023 between Cordis US Corp., as successor to Cordis Corporation, and Silk Road Medical, Inc.
10.4*†	Fifth Amendment to Supply Agreement dated as of May 8, 2023 between Cordis US Corp., as successor to Cordis Corporation, and Silk Road Medical, Inc.
31.1*	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*#	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*Filed herewith.

**Previously filed.

†Portions of this exhibit have been omitted pursuant to Rule 601(b)(10)(iv) of Regulation S-K.

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

SILK ROAD MEDICAL, INC.

May 9, 2023	By:	/s/ Erica J. Rogers
Erica J. Rogers
President, Chief Executive Officer and Director (principal executive officer)

May 9, 2023	By:	/s/ Lucas W. Buchanan
Lucas W. Buchanan
Chief Financial Officer and Chief Operating Officer (principal financial officer)

May 9, 2023	By:	/s/ Mhairi L. Jones
Mhairi L. Jones
Chief Accounting Officer and Vice President, Finance (principal accounting officer)