Form 10-Q
period 2023-06-30
Silk Road Medical Inc
filed 2023-08-08
CIK 1397702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________________

FORM 10-Q

______________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of July 31, 2023, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 38,832,992.

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

•our expectations regarding government and third-party payer coverage and reimbursement and the anticipated effect of such decisions;

•our ability to retain and recruit key personnel, including the continued expansion of our sales and marketing infrastructure, and the anticipated effect of such actions;

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

Part I. Financial Information

Item 1: Condensed Financial Statements

Silk Road Medical, Inc.

Condensed Balance Sheets

(unaudited)

(in thousands, except share and per share data)	June 30,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$28,400	$55,358
Short-term investments	159,961	158,316
Accounts receivable, net	21,525	18,007
Inventories	19,067	19,293
Prepaid expenses and other current assets	4,543	3,924
Total current assets	233,496	254,898
Long-term investments	13,884	—
Property and equipment, net	8,644	9,372
Restricted cash	—	155
Other non-current assets	7,336	5,260
Total assets	$263,360	$269,685
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$5,338	$2,523
Accrued liabilities	18,759	21,965
Total current liabilities	24,097	24,488
Long-term debt	75,104	74,596
Other liabilities	8,654	6,726
Total liabilities	107,855	105,810
Commitments and contingencies (Note 7)
Stockholders' equity:
Preferred stock, $0.001 par value
Shares authorized: 5,000,000 at June 30, 2023 and December 31, 2022
Shares issued and outstanding: none at June 30, 2023 and December 31, 2022
Common stock, $0.001 par value	—	—
Shares authorized: 100,000,000 at June 30, 2023 and December 31, 2022
Shares issued and outstanding: 38,812,280 and 38,355,972 at June 30, 2023 and December 31, 2022, respectively	39	38
Additional paid-in capital	529,453	507,715
Accumulated other comprehensive loss	(331)	(166)
Accumulated deficit	(373,656)	(343,712)
Total stockholders' equity	155,505	163,875
Total liabilities and stockholders' equity	$263,360	$269,685

The accompanying notes are an integral part of these condensed financial statements.

Silk Road Medical, Inc.

Condensed Statements of Operations and Comprehensive Loss

(unaudited)

(in thousands, except share and per share data)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenue	$45,298	$33,173	$85,429	$61,193
Cost of goods sold	13,004	9,012	25,530	17,588
Gross profit	32,294	24,161	59,899	43,605
Operating expenses:
Research and development	10,780	10,655	21,213	18,778
Selling, general and administrative	35,830	27,700	69,913	54,975
Total operating expenses	46,610	38,355	91,126	73,753
Loss from operations	(14,316)	(14,194)	(31,227)	(30,148)
Interest income	2,434	122	4,721	134
Interest expense	(1,712)	(1,031)	(3,405)	(1,652)
Loss on debt extinguishment	—	(245)	—	(245)
Other income (expense), net	110	(50)	(33)	(166)
Net loss	(13,484)	(15,398)	(29,944)	(32,077)
Other comprehensive loss:
Change in unrealized loss on investments, net	(414)	(2)	(165)	(2)
Other comprehensive loss	(414)	(2)	(165)	(2)
Net loss and comprehensive loss	$(13,898)	$(15,400)	$(30,109)	$(32,079)
Net loss per share, basic and diluted	$(0.35)	$(0.44)	$(0.77)	$(0.91)
Weighted average common shares used to compute net loss per share, basic and diluted	38,765,166	35,143,178	38,649,327	35,083,569

The accompanying notes are an integral part of these condensed financial statements.

Silk Road Medical, Inc.

Condensed Statements of Stockholders' Equity

(unaudited)

(in thousands, except share data)	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total
Balances at December 31, 2022	38,355,972	$38	$507,715	$(343,712)	$(166)	$163,875
Exercise of stock options	144,474	—	1,110	—	—	1,110
Issuance of common stock upon vesting of restricted stock units	207,995	1	—	—	—	1
Stock-based compensation	—	—	8,838	—	—	8,838
Net loss	—	—	—	(16,460)	—	(16,460)
Unrealized gain on investments, net	—	—	—	—	249	249
Balances at March 31, 2023	38,708,441	39	517,663	(360,172)	83	157,613
Exercise of stock options	32,483	—	232	—	—	232
Issuance of common stock upon vesting of restricted stock units	19,400	—	—	—	—	—
Issuance of common stock under employee purchase plan	51,956	—	1,359	—	—	1,359
Stock-based compensation	—	—	10,199	—	—	10,199
Net loss	—	—	—	(13,484)	—	(13,484)
Unrealized loss on investments, net	—	—	—	—	(414)	(414)
Balances at June 30, 2023	38,812,280	$39	$529,453	$(373,656)	$(331)	$155,505

(in thousands, except share data)	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total
Balances at December 31, 2021	34,980,896	$35	$367,907	$(288,702)	$—	$79,240
Exercise of stock options	35,453	—	168	—	—	168
Issuance of common stock upon vesting of restricted stock units	57,253	—	—	—	—	—
Stock-based compensation	—	—	4,978	—	—	4,978
Net loss	—	—	—	(16,679)	—	(16,679)
Balances at March 31, 2022	35,073,602	35	373,053	(305,381)	—	67,707
Exercise of stock options	55,941	—	322	—	—	322
Issuance of common stock upon release of restricted stock units	13,075	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	50,551	—	1,239	—	—	1,239
Stock-based compensation	—	—	6,161	—	—	6,161
Net loss	—	—	—	(15,398)	—	(15,398)
Unrealized loss on investments, net	—	—	—	—	(2)	(2)
Balances at June 30, 2022	35,193,169	$35	$380,775	$(320,779)	$(2)	$60,029

The accompanying notes are an integral part of these condensed financial statements.

Silk Road Medical, Inc.

Condensed Statements of Cash Flows

(unaudited)

(in thousands)	Six Months Ended
	June 30,
	2023	2022
Cash flows from operating activities
Net loss	$(29,944)	$(32,077)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	1,384	922
Stock-based compensation expense	19,037	11,139
Accretion of discounts on investments, net	(3,362)	(64)
Amortization of debt discount and debt issuance costs	114	91
Amortization of right-of-use asset	552	496
Non-cash interest expense	399	474
Loss on extinguishment of debt	—	245
Loss on disposal of property and equipment	144	175
Change in accounts receivable allowances	19	(3)
Provision for excess and obsolete inventories	14	(3)
Changes in assets and liabilities:
Accounts receivable	(3,537)	(3,944)
Inventories	213	239
Prepaid expenses and other current assets	(619)	(1,242)
Other assets	(124)	(37)
Accounts payable	2,735	1,076
Accrued liabilities	(2,977)	(2,620)
Other liabilities	(811)	2
Net cash used in operating activities	(16,763)	(25,131)
Cash flows from investing activities
Purchases of property and equipment	(721)	(3,049)
Purchases of investments	(114,131)	(21,173)
Proceeds from maturity of investments	101,800	—
Net cash used in investing activities	(13,052)	(24,222)
Cash flows from financing activities
Proceeds from issuance of common stock	2,702	1,729
Proceeds from long-term debt	—	75,000
Principal repayment of debt	—	(49,000)
Payments of debt issuance costs	—	(970)
Net cash provided by financing activities	2,702	26,759
Net change in cash, cash equivalents and restricted cash	(27,113)	(22,594)
Cash, cash equivalents and restricted cash, beginning of period	55,513	110,463
Cash, cash equivalents and restricted cash, end of period	$28,400	$87,869
Supplemental disclosure of cash flow information
Cash paid for interest	$2,892	$1,087
Noncash investing and financing activities:
Accounts payable and accrued liabilities for purchases of property and equipment	$56	$105
Right-of-use asset obtained in exchange for lease obligation	$2,504	$903
Unpaid debt issuance costs	$—	$119

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

2.    Summary of Significant Accounting Policies

Basis of Preparation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, or U.S. GAAP, and applicable rules and regulations of the Securities and Exchange Commission, or SEC, regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP have been condensed or omitted, and accordingly the condensed balance sheet as of December 31, 2022, and related disclosures, have been derived from the audited financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements. These unaudited condensed financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for the fair statement of the Company’s condensed financial information. The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any other interim period or for any other future year.

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

Fair Value of Financial Instruments

The Company has evaluated the estimated fair value of its financial instruments as of June 30, 2023 and December 31, 2022. The carrying amounts of certain of the Company’s financial instruments, which include accounts receivable, accounts payable and accrued liabilities approximate their respective fair values because of the short-term nature of these instruments. Management believes that its debt bears interest at the prevailing market rates for instruments with similar characteristics (Level 2 within the fair value hierarchy); accordingly, the carrying value of this instrument approximates its fair value.

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents. Cash equivalents are recorded at fair value, based on quoted market prices. As of June

Silk Road Medical, Inc.

Notes to Condensed Financial Statements

(unaudited)

30, 2023 and December 31, 2022, the Company’s cash equivalents were entirely comprised of investments in money market funds.

Restricted cash as of December 31, 2022 consisted of a letter of credit of $155,000, representing collateral for the Company's facility lease in California. The Company had no restricted cash as of June 30, 2023.

Investments

Short-term investments consist of debt securities classified as available-for-sale and have original maturities greater than 90 days, but less than one year as of the balance sheet date. Long-term investments have maturities greater than one year as of the balance sheet date. All investments are recorded at fair value based on the fair value hierarchy. Unrealized gains and losses, deemed temporary in nature, are reported as a separate component of accumulated other comprehensive income (loss). Realized gains and losses are included in earnings and are derived based on the specific-identification method for determining the costs of investments sold and were insignificant for the three and six months ended June 30, 2023 and 2022. Amortization of premiums and accretion of discounts are reported as a component of interest income.

A decline in the fair value of any security below cost that is deemed other than temporary results in a charge to earnings and the corresponding establishment of a new cost basis for the investment. The Company evaluates the securities in an unrealized loss position for expected credit losses by considering factors such as historical experience, market data, issuer-specific factors, current economic conditions and credit ratings. The Company did not recognize any credit losses on its available-for-sale securities during the three and six months ended June 30, 2023 and 2022.

Concentration of Credit Risk, and Other Risks and Uncertainties

Financial instruments that potentially subject the Company to credit risk consist of cash and cash equivalents, investments and accounts receivable to the extent of the amounts recorded on the balance sheet. Cash, cash equivalents, and investments are deposited in financial institutions which, at times, may be in excess of federally insured limits. Cash equivalents are invested in highly rated money market funds. The Company invests in a variety of financial instruments, such as, but not limited to, commercial paper, corporate bonds/notes, U.S. government securities, U.S. treasury bills, agency bonds/notes and, by policy, limits the amount of credit exposure with any one financial institution or commercial issuer. The Company has not experienced any material losses on its deposits of cash and cash equivalents or investments during the three and six months ended June 30, 2023 and 2022.

As of June 30, 2023 and December 31, 2022, a portion of the Company’s cash and cash equivalents was maintained with Silicon Valley Bank, a division of First Citizens Bank, or SVB, and exceeded federally insured limits. Substantially all of the Company’s cash equivalents and investments reside in a custodial account held by a third party, in which SVB Asset Management is the advisor. On March 10, 2023, SVB was shut down and placed under receivership with the Federal Deposit Insurance Corporation, or FDIC, by the California Department of Financial Protection and Innovation. On March 26, 2023, the FDIC announced it had entered into a purchase and assumption agreement with First Citizens Bank & Trust Company under which all of SVB’s deposits were assumed. As of the issuance date of these financial statements, the Company has not experienced any losses on its deposits and all of the Company’s cash deposited with SVB has been accessible to the Company.

The Company’s accounts receivable are due from a variety of hospitals and medical centers in the United States. As of June 30, 2023 and December 31, 2022, no customer represented 10% or more of the Company’s accounts receivable. For the three and six months ended June 30, 2023 and 2022, there were no customers that represented 10% or more of revenue.

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

Silk Road Medical, Inc.

Notes to Condensed Financial Statements

(unaudited)

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

Silk Road Medical, Inc.

Notes to Condensed Financial Statements

(unaudited)

As of June 30, 2023 and December 31, 2022, the Company recorded $237,000 and $148,000, respectively, of unbilled receivables, which are included in accounts receivable, net on the condensed balance sheet, as the Company has an unconditional right to payment as of the end of the applicable period.

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

Silk Road Medical, Inc.

Notes to Condensed Financial Statements

(unaudited)

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

Comprehensive Loss

Comprehensive loss consists of net loss and changes in unrealized gains and losses on investments classified as available-for-sale. For the three and six months ended June 30, 2023 and 2022, the Company’s unrealized gains and losses on available-for-sale investments represent the only component of other comprehensive loss that are excluded from the reported net loss and that are presented in the condensed statements of operations and comprehensive loss. Accumulated other comprehensive income (loss) is presented in the accompanying condensed balance sheets as a component of stockholders' equity.

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

Net loss per share was determined as follows (in thousands, except share and per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net loss	$(13,484)	$(15,398)	$(29,944)	$(32,077)
Weighted average common stock outstanding used to compute net loss per share, basic and diluted	38,765,166	35,143,178	38,649,327	35,083,569
Net loss per share, basic and diluted	$(0.35)	$(0.44)	$(0.77)	$(0.91)

The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted average shares outstanding because such securities have an antidilutive impact due to the Company's net loss:

	June 30,
	2023	2022
Common stock options	3,668,825	4,175,300
Restricted stock units and performance stock units	1,749,463	1,112,936
	5,418,288	5,288,236

Silk Road Medical, Inc.

Notes to Condensed Financial Statements

(unaudited)

Segment and Geographical Information

The Company operates and manages its business as one reportable and operating segment. The Company’s chief executive officer, who is the chief operating decision maker, reviews financial information on an aggregate basis for purposes of allocating resources and evaluating financial performance. Primarily all of the Company’s long-lived assets are based in the United States. Long-lived assets are comprised of property and equipment. All of the Company’s revenue was in the United States for the three and six months ended June 30, 2023 and 2022, based on the shipping location of the external customer.

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

The following tables set forth by level within the fair value hierarchy the Company’s assets that are reported at fair value as of June 30, 2023 and December 31, 2022, using the inputs defined above (in thousands):

	June 30, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$28,162	$—	$—	$28,162
Commercial paper	—	35,674	—	35,674
Corporate bonds/notes	—	31,008	—	31,008
U.S. government securities	—	40,673	—	40,673
Agency bonds/notes	—	66,490	—	66,490
	$28,162	$173,845	$—	$202,007

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

There were no transfers between fair value hierarchy levels during the three and six months ended June 30, 2023 and 2022.

5.    Balance Sheet Components

Investments

The fair value of the Company’s cash equivalents and available-for-sale investments as of June 30, 2023 and December 31, 2022 are as follows (in thousands):

	June 30, 2023
		Gross Unrealized		Estimated
	Amortized Cost	Gains	Losses	Fair Value
Money market funds	$28,162	$—	$—	$28,162
Commercial paper	35,674	—	—	35,674
Corporate bonds/notes	31,102	—	(94)	31,008
U.S. government securities	40,709	—	(36)	40,673
Agency bonds/notes	66,691	4	(205)	66,490
	$202,338	$4	$(335)	$202,007
Classified as:
Cash equivalents				$28,162
Short-term investments				159,961
Long-term investments				13,884
				$202,007

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
				$213,474

The following table summarizes the fair value of the Company’s cash equivalents, and available-for-sale investments classified by maturity as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30,	December 31,
	2023	2022
Amounts maturing within one year	$188,123	$213,474
Amounts maturing after one year through two years	13,884	—
	$202,007	$213,474

Available-for-sale investments held as of June 30, 2023 had a weighted average days to maturity of 222 days.

The following table presents the Company’s available-for-sale investments that were in an unrealized loss position as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023		December 31, 2022
	Less than 12 months		Less than 12 months
Assets:	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate bonds/notes	$30,727	$(94)	$1,490	$(13)
U.S. government securities	30,669	(36)	73,329	(164)
Asset-backed securities	—	—	1,994	(4)
Agency bonds/notes	60,411	(205)	—	—
	$121,807	$(335)	$76,813	$(181)

Inventories

Components of inventories were as follows (in thousands):

	June 30,	December 31,
	2023	2022
Raw materials	$5,937	$4,913
Finished products	13,130	14,380
	$19,067	$19,293

As of June 30, 2023 and December 31, 2022, there were no work-in-process inventories.

Silk Road Medical, Inc.

Notes to Condensed Financial Statements

(unaudited)

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2023	2022
Accrued payroll and related expenses	$12,200	$15,216
Operating lease liability	1,669	1,844
Accrued royalty expense	1,050	973
Accrued professional services	606	781
Accrued travel expenses	847	775
Provision for sales returns	573	540
Accrued interest payable	501	519
Deferred revenue	220	253
Accrued clinical expenses	251	249
Accrued other expenses	842	815
Total	$18,759	$21,965

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

Silk Road Medical, Inc.

Notes to Condensed Financial Statements

(unaudited)

Also in May 2022, the Company borrowed the first $75,000,000 tranche of the term loan and used a portion of the proceeds to pay off and terminate the prior term loan agreement with Stifel Bank totaling $49,181,000, which included a final interest payment of $181,000. The Company recognized a loss on debt extinguishment of $245,000 in connection with the early termination of its prior term loan agreement with Stifel Bank. The Success Fee Agreement obligation, of $367,500, survives the Stifel Bank debt repayment and terminates on October 29, 2025.

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

As of June 30, 2023, the aggregate outstanding principal balance under the term loan facility was $75,000,000 with the variable interest rate capped at the maximum rate of 7.50%, and no amounts were outstanding under the revolving credit facility of the Loan Agreement. As of June 30, 2023, the Company was in compliance with all applicable financial covenants.

Future payments under the Oxford Finance term loan agreement as of June 30, 2023 are as follows (in thousands):

Year Ending December 31:	Amount
2023	$2,875
2024	5,719
2025	5,703
2026	45,699
2027	34,517
94,513
Add: Accretion of closing fees	925
95,438
Less: Amount representing interest	(19,513)
Less: Amount representing debt discount and debt issuance costs	(821)
Present value of minimum payments	$75,104

7.    Commitments and Contingencies

Operating Lease and Rights-of-Use

The Company’s operating lease obligation at its corporate headquarters in California consists of leased office, laboratory, and manufacturing space under a non-cancellable operating lease that expires in October 2027. In May 2023, the Company extended the lease term for an additional three years and recorded an additional $2,504,000 right-of-use asset and lease liability from the remeasurement. The lease agreement includes a renewal provision allowing the Company to extend this lease for an additional period of five years.

Silk Road Medical, Inc.

Notes to Condensed Financial Statements

(unaudited)

The Company’s non-cancelable operating lease obligation at its facilities in Minnesota consists of additional office, laboratory and manufacturing space and expires in November 2029. The lease agreement includes a renewal provision allowing the Company to extend this lease for two additional five year terms.

Operating lease costs were $431,000 and $379,000 for the three months ended June 30, 2023 and 2022, respectively, and $838,000 and $744,000 for the six months ended June 30, 2023 and 2022, respectively. Cash paid (net of tenant improvement allowances received) for amounts included in the measurement of operating lease liabilities was $330,000 and $146,000 for the three months ended June 30, 2023 and 2022, respectively, and $689,000 and $(558,000) for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, the weighted average discount rate was approximately 7.25% and the weighted average remaining lease term was 5.56 years. As of June 30, 2022, the weighted average discount rate was approximately 6.56% and the weighted average remaining lease term was 5.98 years. Balance sheet information as of June 30, 2023 and December 31, 2022 consists of the following (in thousands):

	June 30,	December 31,
Operating Lease:	2023	2022
Operating lease right-of-use assets in other non-current assets	$7,034	$5,081
Operating lease liabilities in accrued liabilities	$1,669	$1,844
Operating lease liabilities in other liabilities	7,989	5,998
Total operating lease liabilities	$9,658	$7,842

The following table summarizes the Company’s operating lease payments as of June 30, 2023 (in thousands):

Year Ending December 31:	Amount
2023	$991
2024	1,991
2025	2,130
2026	2,255
2027 and thereafter	4,459
Total lease payments	$11,826
Less: imputed interest	(2,168)
Present value of lease liabilities	$9,658

Purchase Obligations

Purchase obligations consist of agreements to purchase goods and services entered into in the ordinary course of business. As of June 30, 2023, the Company had non-cancellable purchase obligations to suppliers of $22,566,000. In addition, the Company has minimum purchase commitments under its amended supply agreement with Cordis from July 2024 through February 2029 which require a specified minimum volume commitment based on the actual units purchased during the prior year period from July 1 through June 30, with the unit purchase price dependent upon annual volume during the same prior year period.

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

The Company indemnifies each of its directors and officers for certain events or occurrences, subject to certain limits, while the director or officer is or was serving at the Company’s request in such capacity, as permitted under Delaware law and in accordance with its certificate of incorporation and bylaws. The term of the indemnification period lasts as long as a director or officer may be subject to any proceeding arising out of acts or omissions of such director or officer in such capacity. The maximum amount of potential future indemnification is unlimited; however, the Company currently holds director and officer liability insurance. The Company believes that the fair value of these indemnification obligations is minimal. Accordingly, the Company has not recognized any liabilities relating to these obligations as of June 30, 2023.

Silk Road Medical, Inc.

Notes to Condensed Financial Statements

(unaudited)

Contingencies

The Company is not involved in any pending legal proceedings that it believes could have a material adverse effect on its financial condition, results of operations or cash flows. From time to time, the Company may pursue litigation to assert its legal rights and such litigation may be costly and divert the efforts and attention of its management and technical personnel which could adversely affect its business. The Company accrues a liability for such matters when it is probable that future expenditures will be made, and such expenditures can be reasonably estimated. There were no contingent liabilities requiring accrual as of June 30, 2023 and December 31, 2022.

8.    Stock-Based Compensation Plans

As of June 30, 2023, the Company has reserved 7,951,555 shares of common stock for issuance under the 2019 Equity Incentive Plan, or the 2019 Plan.

A summary of the shares available for issuance under the 2019 Plan is as follows:

Number of Shares
Balances, December 31, 2022	2,209,072
Authorized	1,534,238
Allowance for Performance Stock Units for overperformance	(99,350)
Granted/Awarded	(700,745)
Cancelled	47,787
Balances, June 30, 2023	2,991,002

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

Stock option activity under the Company’s 2007 Stock Option Plan, 2015 Equity Incentive Plan and 2019 Plan is set forth below:

	Options Outstanding
	Number of	Weighted Average	Weighted Average Remaining Contractual Term	Aggregate Intrinsic
	Shares	Exercise Price	(Years)	Value
Balances, December 31, 2022	3,839,858	$24.22	6.41	$112,755
Options granted	19,898	33.57
Options exercised	(176,957)	7.58
Options cancelled	(13,974)	53.72
Balances, June 30, 2023	3,668,825	$24.96	6.02	$44,529
Vested and exercisable at June 30, 2023	2,998,381	$21.13	5.54	$44,393
Vested and expected to vest at June 30, 2023	3,668,825	$24.96	6.02	$44,529

The aggregate intrinsic value of options exercised during the six months ended June 30, 2023 was $7,514,000. The aggregate intrinsic value was calculated as the difference between the exercise prices of the underlying options and the estimated fair value of the common stock on the date of exercise.

Silk Road Medical, Inc.

Notes to Condensed Financial Statements

(unaudited)

Restricted Stock Units

Restricted stock units, or RSUs, are granted under the 2019 Plan and generally vest over four years in annual equal increments. A summary of RSU activity for the six months ended June 30, 2023 is as follows:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Balances, December 31, 2022	1,122,356	$42.70
Awards granted	581,497	44.61
Awards vested	(33,813)	43.30
Awards canceled	(227,395)	40.18
Balances, June 30, 2023	1,442,645	$43.86
Expected to vest at June 30, 2023	1,442,645	$43.86

Performance Stock Units

Performance stock units, or PSUs, are granted under the 2019 Plan and generally vest over three years. A summary of PSU activity for the six months ended June 30, 2023 is as follows:

	Number of Performance Stock Units	Weighted Average Grant Date Fair Value
Balances, December 31, 2022	207,468	$77.12
Awards granted	99,350	69.40
Awards vested	—	—
Awards canceled	—	—
Balances, June 30, 2023	306,818	$74.62
Expected to vest at June 30, 2023	306,818	$74.62

The number of shares expected to vest as of June 30, 2023 reflects the performance and vesting of PSUs at 100% of the target value of shares granted.

2019 Employee Stock Purchase Plan

As of June 30, 2023, 318,126 shares of common stock have been issued to employees participating in the 2019 Employee Stock Purchase Plan, or the ESPP, and 1,504,289 shares were available for future issuance under the ESPP.

Stock-Based Compensation

In March 2023, the Company awarded an aggregate of 99,350 PSUs, assuming target performance. Up to one-third of the target award can be earned and vested at the end of the first and second annual measurement periods based on the total stockholder return, or TSR, of the Company’s common stock price relative to a group of peer companies, and up to 200% of the target award at the end of the three year performance measurement period. The fair value of the PSUs was estimated using the Monte Carlo simulation model and the following assumptions: peer companies volatility of 62.3%, Company volatility of 61.2%, risk-free interest rate of 4.58%, correlation with index of 0.38, and dividend yield of 0%.

Silk Road Medical, Inc.

Notes to Condensed Financial Statements

(unaudited)

The following table summarizes the total stock-based compensation expense included in the condensed statements of operations and comprehensive loss for all periods presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Cost of goods sold	$444	$278	$834	$499
Research and development expenses	1,943	1,302	3,576	2,371
Selling, general and administrative expenses	7,811	4,581	14,627	8,269
	$10,198	$6,161	$19,037	$11,139

As of June 30, 2023, there was total unrecognized compensation costs of $12,325,000 related to stock options expected to be recognized over a period of approximately 2.04 years, a total of $71,292,000 of unrecognized compensation costs related to unvested RSUs and PSUs expected to be recognized over a period of approximately 2.81 years and $402,000 of unrecognized compensation costs related to the ESPP, which the Company will recognize over 0.39 years.

9.    401(k) Plan

The Company has a qualified retirement plan under section 401(k) of the Internal Revenue Code, or the IRC, under which participants may contribute up to 90% of their eligible compensation, subject to maximum deferral limits specified by the IRC. The Company may make a discretionary matching contribution to the 401(k) plan and may make a discretionary employer contribution to each eligible employee each year. Effective January 2022, the Company matched employees' contributions to the 401(k) plan at 50% of the first 6% of compensation deferred to the 401(k) plan. The Company's matching contributions were $533,000 and $454,000 for the three months ended June 30, 2023 and 2022, respectively, and $1,216,000 and $1,043,000 for the six months ended June 30, 2023 and 2022, respectively.

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

We began commercializing our products in the United States in late 2015. Our products are currently the only devices cleared and approved by the FDA specifically for transcarotid use. In the second quarter of 2022, we announced FDA label and Medicare coverage expansions for the use of TCAR in standard surgical risk patients. TCAR is reimbursed based on established CPT codes and ICD-10 codes related to carotid stenting that track to MS-DRG classifications. We recently expanded our product portfolio with the limited market release of our ENROUTE Enflate Transcarotid RX Balloon Dilatation Catheter in the fourth quarter of 2022 and a full market release during the second quarter of 2023. We now have a product portfolio consisting of five single-use components. During the six months ended June 30, 2023, more than 12,200 TCAR procedures were performed in the United States using our products.

Also in the second quarter of 2023, we received 510(K) clearance for our next generation neuroprotection system, or ENROUTE NPS Plus, which supports additional ease-of-use and further minimizes the risk for complications. A limited market release is planned for late 2023. In addition, we received PMA approval for tapered configurations of our ENROUTE Stent in mid-June, which will provide greater choice for physicians to address the diversity of patient specific anatomy. We anticipate launching our tapered ENROUTE stents in the first half of 2024.

Products for carotid artery stenting, or CAS, including our TCAR products, are covered for Medicare beneficiaries under certain circumstances under the Centers for Medicare and Medicaid Services, or CMS’s, National Coverage Decision, or NCD, 20.7 for Percutaneous Transluminal Angioplasty. In January 2023, the CMS initiated a national coverage analysis of NCD 20.7. The proposed decision memo was released on July 11, 2023 with a public comment period ending on August 10, 2023. In the proposed decision memo, CMS proposes that coverage of percutaneous transluminal angioplasty, or PTA, of the carotid artery concurrent with stenting is reasonable and necessary with the placement of a FDA approved carotid stent with an FDA-approved or cleared embolic protection device, for Medicare beneficiaries in patients with symptomatic carotid artery stenosis ≥50% and in patients with asymptomatic carotid artery stenosis ≥70%; provided, that: (1) independent neurological assessment before and after CAS, must be performed to assess procedural risks; (2) evaluation of the extent and severity of carotid artery stenosis must use one of the following non-invasive modalities for first-line imaging: duplex ultrasound, computed tomography angiography, or magnetic resonance angiography; and (3) prior to furnishing CAS, the practitioner must engage in a formal shared decision-making interaction with the beneficiary, which shared decision-making interaction must involve the use of a validated shared decision-making tool and include: (i) discussion of all treatment options for carotid stenosis to ensure the beneficiary is familiar with and aware of all treatment options including, but not limited to, procedures that fall within the parameters of this NCD; (ii) explanation of risks and benefits for each option specific to the beneficiary’s clinical condition; (iii) integration of clinical guidelines (e.g., patient life-expectancy); and (iv) discussion and incorporation of beneficiary’s personal preferences and priorities in choosing a treatment plan. The national coverage analysis completion date is expected on October 9, 2023. We believe that if the final NCD is consistent with the proposed decision memo, there could be rising interest and awareness in minimally-invasive carotid stenting procedures including TCAR, driven by CMS’s stated goals for broader patient access, which in turn is driven by the proposed addition of shared decision-making with patients and the proposed removal of facility and registry requirements for providers.

While we do not currently sell our products in markets outside the United States, we are pursuing regulatory clearances in Japan and China. In Japan, we received Shonin approval for the ENROUTE NPS and the ENROUTE stent in the fourth quarter of 2022 and are actively investigating potential distribution partners while we work towards a reimbursement submission later this year. In addition, in the first quarter of 2023, we received approval from China’s National Medical Products Administration for our ENROUTE NPS and we are now focused on approval for our ENROUTE stent. In both geographies, we are conducting regulatory activities to support future clearance of our next-generation ENROUTE NPS Plus that was cleared in the U.S in the second quarter of 2023.

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

Components of our Results of Operations

Revenue

We currently derive all of our revenue from the sale of our portfolio of TCAR products to hospitals and medical centers in the United States. Each of our products is purchased individually, and the majority of our revenue is derived from sales of the ENROUTE NPS and the ENROUTE stent. No single customer accounted for 10% or more of our revenue during the three and six months ended June 30, 2023 and 2022. Key performance indicators that drive revenue include the number of active sales territories, the number of trained physicians certified to perform TCAR, the number of hospital accounts that perform our procedures, the number of procedures per physician or hospital account, revenue per procedure, introduction of new products, product mix and average selling prices for our products. We expect our revenue to continue to increase in the future through increased adoption of TCAR and as a result of the introduction of new products and international expansion. Any decreases in our key performance indicators could have a negative impact on our future revenue. In addition, we have expanded our sales and marketing infrastructure, including number of sales personnel and sales territories, to help us drive and support revenue growth and we intend to continue this expansion. However, we may continue to experience headwinds due to price pressures, increased labor costs, labor and staffing shortages, hospital capacity and patient behavior caused by COVID-19 or as a result of general macroeconomic factors.

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

We calculate gross margin as gross profit divided by revenue. Our gross margin has been and will continue to be affected by a variety of factors, including primarily average selling prices, product sales mix, production and ordering volumes, manufacturing costs, product yields, replacement of expired product, headcount and cost-reduction strategies. We expect our gross margin to increase over the long-term as our production and ordering volumes increase and as we spread the fixed portion of our overhead costs over a larger number of units produced, potentially offset by inflationary pressures and investments in additional operational infrastructure in both our California and Minnesota facilities. Specifically, we are experiencing inflationary and price pressures and increased labor costs and labor and staffing shortages affecting the cost of the components for our TCAR products and the wages that we pay our employees, as well as the wages our vendors pay their employees, due to challenging labor market conditions. We began commercial production at our Plymouth, Minnesota facility during the third quarter of 2022; with two manufacturing facilities, we expect our gross margin to be slightly lower than prior periods in the short term. We intend to use our design, engineering and manufacturing know-how and capabilities to further advance and improve the efficiency of our manufacturing processes, which we believe will reduce costs and have a positive long-term impact on our gross margin. However, our gross margin could fluctuate from quarter to quarter as we introduce new products, execute certain manufacturing engineering projects, adopt new manufacturing processes and technologies, and expand our distribution operations and infrastructure to support our planned long-term growth and risk mitigation. In addition, possible resurgences of COVID-19 and new virus variants may continue to negatively impact our gross margin in the near term due to unfavorable production variances as a result of lower production and lower demand.

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

Interest Income (Expense), net

Interest income (expense), net consists primarily of cash interest expense incurred on our outstanding indebtedness and non-cash interest expense related to the accretion of closing fees and amortization of debt discount and issuance costs associated with our debt agreements. Our interest expense was offset by interest income earned on our cash, cash equivalents and investments.

Results of Operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2023	2022	2023	2022
Revenue	$45,298	$33,173	$85,429	$61,193
Costs of goods sold	13,004	9,012	25,530	17,588
Gross profit	32,294	24,161	59,899	43,605
Operating expenses:
Research and development	10,780	10,655	21,213	18,778
Selling, general and administrative	35,830	27,700	69,913	54,975
Total operating expenses	46,610	38,355	91,126	73,753
Loss from operations	(14,316)	(14,194)	(31,227)	(30,148)
Interest income (expense), net	722	(909)	1,316	(1,518)
Loss on debt extinguishment	—	(245)	—	(245)
Other income (expense), net	110	(50)	(33)	(166)
Net loss	$(13,484)	$(15,398)	$(29,944)	$(32,077)

Comparison of Three Months Ended June 30, 2023 and 2022

Revenue. Revenue increased $12.1 million, or 37%, to $45.3 million during the three months ended June 30, 2023, compared to the three months ended June 30, 2022. The increase in revenue was attributable to an increase in the number of products sold as physicians performed more TCAR procedures and as we expanded our sales territories, increased the number of new accounts, and trained more physicians in TCAR.

Cost of Goods Sold and Gross Margin. Cost of goods sold increased $4.0 million, or 44%, to $13.0 million during the three months ended June 30, 2023, compared to the three months ended June 30, 2022. This increase was primarily attributable to the increase in the number of products sold. Gross margin for the three months ended June 30, 2023 decreased to 71%, compared to 73% in the three months ended June 30, 2022. Gross margin in the current year period was impacted by higher manufacturing costs associated with labor and materials and having two manufacturing facilities compared to one facility in the prior year.

Research and Development Expenses. R&D expenses increased $0.1 million, or 1%, to $10.8 million during the three months ended June 30, 2023, compared to $10.7 million during the three months ended June 30, 2022. The increase in R&D expenses was driven primarily by growth in personnel, including specifically, an increase of $1.1 million in personnel-related expenses, including stock-based compensation, as a result of increased headcount. The increase in personnel-related expenses was partially offset by decreases in outside services fees and product development materials and costs.

Selling, General and Administrative Expenses. SG&A expenses increased $8.1 million, or 29%, to $35.8 million during the three months ended June 30, 2023, compared to $27.7 million during the three months ended June 30, 2022. This increase was due primarily to the continued expansion of our sales team and commercial efforts during the current year period, including specifically, an increase of $7.2 million in payroll and personnel-related expenses, an increase of $0.3 million in consulting and professional fees, an increase of $0.3 million related to the allocated costs of facilities and other related expenses, particularly related to our new facility in Minnesota and increases in our marketing and tradeshow expenses. Personnel-related expenses included stock-based compensation expense of $7.8 million and $4.6 million for the three months ended June 30, 2023 and 2022, respectively.

Interest Income (Expense), Net. Interest income (expense), net increased $1.6 million, or 180%, to income of $0.7 million during the three months ended June 30, 2023, compared to an expense of $0.9 million during the three months ended June 30, 2022. This increase in net interest income was attributable to higher balances and higher weighted average interest rates on our cash, cash equivalents and investments, partially offset by both the increased interest rate and increased amount of borrowings outstanding under our loan agreement, as a result of our May 2022 refinancing of our debt obligation, as compared with the prior period.

Other Income (Expense), Net. Other income (expense), net was income of $0.1 million during the three months ended June 30, 2023 compared to an expense of $0.1 million during the three months ended June 30, 2022. This increase in net other income was primarily attributable to $0.1 million received under a job creation fund.

Comparison of Six Months Ended June 30, 2023 and 2022

Revenue. Revenue increased $24.2 million, or 40%, to $85.4 million during the six months ended June 30, 2023, compared to the six months ended June 30, 2022. The increase in revenue was attributable to an increase in the number of products sold as physicians performed more TCAR procedures and as we expanded our sales territories, increased the number of new accounts, and trained more physicians in TCAR. Although revenue increased during the six months ended June 30, 2023, as compared with the prior year period, the COVID-19 pandemic negatively impacted revenue early in the first quarter of 2022, as resurgences due to the Omicron variant adversely effected hospital capacity and patient behaviors.

Cost of Goods Sold and Gross Margin. Cost of goods sold increased $7.9 million, or 45%, to $25.5 million during the six months ended June 30, 2023, compared to the six months ended June 30, 2022. This increase was primarily attributable to the increase in the number of products sold. Gross margin for the six months ended June 30, 2023 decreased to 70%, compared to 71% in the six months ended June 30, 2022. The gross margin decrease in the current year period was driven by unfavorable production variances, as a result of production rework being completed in the first quarter of 2023, and also by higher manufacturing costs associated with labor and materials and having two manufacturing facilities compared to one facility in the prior year. Gross margin for the prior year period was adversely affected by COVID-19 related production issues in the first quarter.

Research and Development Expenses. R&D expenses increased $2.4 million, or 13%, to $21.2 million during the six months ended June 30, 2023, compared to $18.8 million during the six months ended June 30, 2022. The increase in R&D expenses was driven by growth in personnel and investment in new and ongoing R&D programs. The increase in R&D expenses was primarily attributable to an increase of $2.2 million in personnel-related expenses, including stock-based compensation, as a result of increased headcount, an increase of $0.6 million related to product development materials, and an increase of $0.5 million in clinical and regulatory expenses, partially offset by a decrease in outside services fees.

Selling, General and Administrative Expenses. SG&A expenses increased $14.9 million, or 27%, to $69.9 million during the six months ended June 30, 2023, compared to $55.0 million during the six months ended June 30, 2022. The increase in SG&A costs was due to the continued expansion of our sales team and commercial efforts, compared to the prior year period. The increase in SG&A expenses is primarily attributable to an increase of $13.1 million in payroll and personnel-related expenses, an increase of $0.6 million in consulting and professional fees, an increase of $0.5 million in the allocated costs of facilities and other related expenses, an increase of $0.4 million in physician training and travel-related costs, and an increase of $0.3 million in software-related costs. Personnel-related expenses included stock-based compensation expense of $14.6 million and $8.3 million for the six months ended June 30, 2023 and 2022, respectively.

Interest Income (Expense), Net. Interest income (expense), net increased $2.8 million, or 187%, to income of $1.3 million during the six months ended June 30, 2023, compared to an expense of $1.5 million during the six months ended June 30, 2022. The increase in net interest income is attributable to higher average balances and weighted average interest rates on our cash, cash equivalents and investments, partially offset by both the increased interest rate and increased amount of borrowings outstanding under our loan agreement as a result of our May 2022 refinancing of our debt obligation as compared with the prior period.

Other Income (Expense), Net. Other income (expense), net was an expense of $33,000 for the six months ended June 30, 2023, compared to an expense of $0.2 million during the six months ended June 30, 2022. Net other expense in both periods were attributable to losses on the disposal of property and equipment. The current period expense was offset by $0.1 million received under a job creation fund.

Liquidity and Capital Resources

Sources of Liquidity

To date, our principal sources of liquidity have been net proceeds from sales of our common stock in public offerings, private sales of our equity securities and debt financings, as well as revenue from product sales, which we expect to be our primary source of future liquidity, and to a lesser extent, proceeds from stock option exercises and employee stock purchase plan purchases. As of June 30, 2023, we had cash, cash equivalents and investments of $202.2 million, $75.0 million outstanding principal in term loans, an additional $125.0 million in available but unused term loans and $25.0 million in availability under a revolving credit facility with Oxford Finance LLC and its agent, or Oxford Finance.

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

Any revolving loans under the Loan Agreement accrue interest at the greater of 1-month Secured Overnight Financing Rate, or SOFR, or the Index Rate, and 0.85%, plus a margin of 3.00%. The term loans accrue interest at the greater of the Index Rate and 0.85%, plus a margin of 5.00%. The Index Rate is capped at 2.50% for purposes of the Loan Agreement. Interest on both revolving loans and term loans is payable monthly in arrears. As of June 30, 2023, the aggregate outstanding principal balance under the term loan facility was $75,000,000 with the variable interest rate capped at the maximum rate of 7.50%, and no amounts were outstanding under the revolving credit facility of the Loan Agreement. As of June 30, 2023, the Company was in compliance with all applicable financial covenants under the Loan Agreement.

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

Cash Flows

The following table summarizes our cash flows for each of the periods presented below:

	Six Months Ended
	June 30,
(in thousands)	2023	2022
Net cash (used in) provided by:
Operating activities	$(16,763)	$(25,131)
Investing activities	(13,052)	(24,222)
Financing activities	2,702	26,759
Net decrease in cash, cash equivalents and restricted cash	$(27,113)	$(22,594)

Net Cash Used in Operating Activities

Net cash used in operating activities for the six months ended June 30, 2023 was $16.8 million, consisting of a net loss of $29.9 million and non-cash charges of $18.2 million, partially offset by a net change in net operating assets of $5.1 million. The change in net operating assets was primarily due to increases in accounts receivable, prepaid expenses and other current assets, an increase in accounts payable due to timing of payments and decreases in inventories and also in accrued and other liabilities due to timing of payments. The non-cash charges primarily consisted of stock-based compensation, as well as depreciation and amortization, amortization of right-of-use assets, non-cash interest expense, and a loss on the disposal of property and equipment, partially offset by the accretion of discounts on investments.

Net cash used in operating activities for the six months ended June 30, 2022 was $25.1 million, consisting of a net loss of $32.1 million and non-cash charges of $13.5 million, partially offset by a net change in net operating assets of $6.5 million. The change in net operating assets was primarily due to increases in accounts receivable which increased due to higher revenue, an increase in prepaid expenses and other current assets primarily due to timing of insurance premium payments, an increase in accounts payable due to timing of payments, and decreases in inventories and in accrued liabilities due to timing of payments. The non-cash charges primarily consisted of stock-based compensation, depreciation and amortization, amortization of right-of-use assets, non-cash interest expense, partially offset by the accretion of discounts on investments, loss on debt extinguishment and a loss on the disposal of property and equipment.

Net Cash Used in Investing Activities

Net cash used in investing activities for the six months ended June 30, 2023 was $13.1 million, consisting of purchases of investments of $114.0 million and purchases of property and equipment of $0.7 million, partially offset by maturities of investments of $101.8 million.

Net cash used in investing activities for the six months ended June 30, 2022 was $24.2 million, consisting of purchases of property and equipment of $3.0 million and purchases of investments of $21.2 million.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2023 was $2.7 million consisting of proceeds from stock option exercises and purchases under our employee stock purchase plan.

Net cash provided by financing activities for the six months ended June 30, 2022 was $26.8 million consisting of proceeds from the issuance of debt of $74.0 million, net of issuance costs paid and proceeds of $1.7 million from stock option exercises and purchases under our employee stock purchase plan, partially offset by repayment of debt of $49.0 million.

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

On May 8, 2023, we entered into an amended supply agreement with Cordis, which require a specified minimum volume commitment from July 2023 through February 2029 based on the actual units purchased during the prior year period from July 1 through June 30, with the unit purchase price dependent upon annual volume during the same prior year period.

There have been no other material changes to our contractual obligations from those described above or in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 28, 2023.

Critical Accounting Policies and Estimates

There have been no significant and material changes in our critical accounting policies during the three and six months ended June 30, 2023, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Conditions and Results of Operations - Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 28, 2023.

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

Interest Rate Risk

We had cash, cash equivalents and investments of $202.2 million as of June 30, 2023 which consisted of bank deposits, money market funds, U.S. government securities, commercial paper, corporate bonds/notes, and agency bonds/notes. The primary objectives of our investment activities are the preservation of capital and support of our liquidity requirements. Our investments are exposed to market risk due to fluctuations in interest rates, which may affect our income and the fair market value of our investments. If interest rates rise, the market value of our investments may decline, which could result in a realized loss if we sell an investment before its scheduled maturity.

We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. A hypothetical 10% change in interest rates would not have a material impact on the value of our cash and cash equivalents or our investments as of June 30, 2023.

We are also subject to interest rate risk from variable interest rates applicable to borrowings under our Loan Agreement in light of the variable interest rates thereunder. Any revolving loans under the Loan Agreement accrue interest at the greater of 1-month SOFR, or the Index Rate, and 0.85%, plus a margin of 3.00%. The term loans accrue interest at the greater of the Index Rate and 0.85%, plus a margin of 5.00%. The Index Rate is capped at 2.50% for purposes of the Loan Agreement. As of June 30, 2023, the aggregate outstanding principal balance under the term loan facility was $75,000,000 with the variable interest rate capped at the maximum rate of 7.50% and no amounts were outstanding under the revolving credit facility.

Credit Risk

As of June 30, 2023 and December 31, 2022, a portion of our cash and cash equivalents was maintained with Silicon Valley Bank, a division of First Citizens Bank, or SVB, and exceeded federally insured limits. Substantially all of our cash equivalents and investments reside in a custodial account held by a third party, in which SVB Asset Management is the advisor. On March 10, 2023, SVB was shut down and placed under receivership with the Federal Deposit Insurance Corporation, or FDIC, by the California Department of Financial Protection and Innovation. On March 26, 2023, the FDIC announced it had entered into a purchase and assumption agreement with First Citizens Bank & Trust Company under which all of SVB’s deposits were assumed. As of the issuance date of these financial statements, we have not experienced any losses on our deposits and all of our cash deposited with SVB has been accessible to us.

As of June 30, 2023, our cash equivalents and investments are invested in highly rated money market funds, U.S. government securities, commercial paper, corporate bonds/notes, and agency bonds/notes. Uncertain financial markets, or a U.S. sovereign default or threat thereof, could result in a tightening in the credit markets, a reduced level of liquidity in many financial markets, and extreme volatility in fixed income and credit markets. The credit ratings of securities in our investments could deteriorate and may have an adverse impact on the carrying value of these investments.

Our accounts receivable primarily relate to revenue from the sale of our products to hospitals and medical centers in the United States. No customer represented 10% or more of our accounts receivable as of June 30, 2023 or December 31, 2022.

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

We have incurred net losses since our inception in March 2007. For the six months ended June 30, 2023, we had a net loss of $29.9 million and we expect to continue to incur additional losses in the future. As of June 30, 2023, we had an accumulated deficit of $373.7 million. To date, we have financed our operations primarily through equity and debt financings and from sales of our portfolio of TCAR products. The losses and accumulated deficit have primarily been due to the substantial investments we have made to develop our products, as well as for costs related to general research and development, including clinical and regulatory initiatives to obtain marketing approval, sales and marketing efforts, investments in manufacturing and distribution capacity, and other infrastructure improvements.

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

•Adequate levels of third-party coverage and reimbursement for the procedures using our products; and

•Introduction of new products, procedures or drugs for treating carotid artery disease that compete with our products and the TCAR procedure.

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

•Lack or perceived lack of sufficient clinical evidence, including long-term data or a randomized controlled trial, supporting clinical benefits;

•Familiarity and experience with Carotid Endarterectomy, or CEA, and reluctance to change to or use new products and procedures; and

•Time commitment and skill development that may be required to gain familiarity and proficiency with TCAR and our products.

In addition, it is possible that if NCD 20.7 for Percutaneous Transluminal Angioplasty is revised as proposed in the proposed decision memo released on July 11, 2023, we may experience increased competition with stents and embolic protection devices for CAS.

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

In most cases, before physicians can use our products for the first time, our products must be approved for use by a hospital’s new product or value analysis committee, or the staff of a hospital or health system. Following such approval, we may be required to enter into a purchase contract. Such approvals or requirements to enter into a purchase contract could deter or delay the use of our products by physicians. We cannot provide assurance that our efforts to obtain such approvals, enter into purchase contracts, or generate adoption will be successful or increase the use of our products, and if we are not successful, it could have a material adverse effect on our business, financial condition and results of operations.

Adoption of TCAR depends upon positive clinical data and medical society recommendations, and negative clinical data or medical society recommendations would adversely affect our business.

The rate of adoption of TCAR and sales of our products that facilitate the procedure is heavily influenced by clinical data. Although the Society for Vascular Surgery’s, or the SVS’s Vascular Quality Initiative contains real world data retrospectively comparing carotid revascularization procedures including TCAR, we have not conducted a randomized clinical trial of TCAR or head-to-head clinical trials to prospectively compare TCAR to the procedures historically available to patients, such as CEA or CAS, which may limit the adoption of TCAR. Additionally, the Carotid Revascularization and Medical Management for Asymptomatic Carotid Stenosis 2, or CREST-2, clinical trial currently funded by the National Institutes of Health, is ongoing and is designed to compare the effectiveness of each of CEA and CAS, in parallel randomized trials, with best medical therapy alone in standard surgical risk asymptomatic patients with carotid artery disease. We estimate that enrollment will not be completed until sometime between 2023-2024, followed by a mean follow-up period of four years. After the follow-up period post final enrollment, the trial could conclude that medical management alone achieves the same or better therapeutic results as CEA and/or CAS, which could have an adverse impact on the adoption of TCAR. Finally, our competitors and third parties may also conduct clinical trials of our products without our participation. Unfavorable or inconsistent clinical data from existing or future clinical trials conducted by us, our competitors or third parties, the interpretation of our or other clinical data or findings of new or more frequent adverse events, could have a material adverse effect on our business, financial condition and results of operations.

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

We may not be able to maintain an adequate supply of the components, sub-assemblies and materials that are used to manufacture our TCAR products as well as to support our research and development activities for new products. For example, certain liners and shrink tubing components used in both the ENROUTE stent and the ENROUTE NPS have been in short supply and delivery of these materials have been delayed from time to time, which could result in manufacturing delays for our TCAR products. In particular, we have increasingly become concerned with the ability of a critical supplier of certain polymer tubing materials used in our products to provide our third party manufacturer these polymer tubing materials on a timely basis. If this supplier is unable to provide these polymer tubing materials on a timely basis, it could result in TCAR product delays to our customers, which, in turn, would adversely affect our results of operations. Similarly, we rely on Lake Region Medical for our supply of guidewires and Nordson Medical for our balloon catheters, which have also been in short supply from time to time. If there were a shortage of supply, the cost of components, sub-assemblies and materials may increase or we may need to pay a premium to obtain sufficient supply, either of which could harm our ability to provide our products on a cost-effective basis or at all, or we may experience delays in providing our TCAR products to our customers. We also may experience delays in and increased costs for our research and development programs and clinical trials due to the inability to obtain the necessary materials to advance these programs and trials. In connection with any supply shortages, reliable and cost-effective replacement sources may not be available on short notice or at all, and this may force us to increase prices and face a corresponding decrease in demand for our TCAR products, or force us to absorb these increased costs. Our suppliers may also be impacted by supply or labor shortages which may delay or impact the availability of the components, sub-assemblies and materials needed to manufacture our TCAR products. In the event that any of our suppliers experience supply or labor shortages, delays, or were to reduce, or discontinue, production of our key product components, sub-assemblies or the materials used in our TCAR products, developing alternate sources of supply for these items would be time consuming, difficult and costly. If we or one of our suppliers were to experience a supply shortage with our components, sub-assemblies and the materials or labor necessary to manufacture our TCAR products our reputation in the market, demand for our TCAR products and our operating results may be significantly and adversely affected and new products may be delayed.

We rely on Cordis to supply the ENROUTE stent, and if Cordis fails to supply the ENROUTE stent in sufficient quantities or at all, it will have a material adverse effect on our business, financial condition and results of operations.

We rely on Cordis to manufacture the ENROUTE stent pursuant to a supply agreement, and as such, Cordis is our sole supplier of this product. While we strive to maintain an inventory of several months’ worth of ENROUTE stents to guard against potential shortfalls in supply, no assurance can be provided that this strategy will be sufficient. If we were to experience a shortfall or issue with the supply of ENROUTE stents by Cordis, we estimate that it would take up to two years or more to find an alternative supplier for our ENROUTE stent and multiple years to identify and seek approval for a different carotid stent. In addition, Cordis currently manufactures the ENROUTE stent at a facility in Juarez, Mexico. This facility has previously and in the future could become subject to a COVID-19 outbreak which would cause Cordis to temporarily shut down manufacturing operations, which would in turn present risk to the ongoing supply of our stents used in TCAR procedures. If Cordis’s ability to manufacture the ENROUTE stent is interrupted as a result or for any other reason, including, for example, its inability to obtain necessary or sufficient components or products from other third parties, or if Cordis experiences a product recall, cash flow or liquidity issues or breaches its supply agreement with us, we may not have a sufficient number of stents for delivery to support TCAR procedures. Any shortfall in the supply of ENROUTE stents may result in lower adoption rates for TCAR, fewer TCAR procedures being performed generally, and a material adverse effect on our business, financial condition and results of operations.

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

Any current or future reconsideration of the applicable Medicare NCD 20.7 – Percutaneous Transluminal Angioplasty could result in expansion of coverage of carotid stenting procedures including TCAR based on FDA-approved indications or continued or additional coverage limitations, including a requirement to participate in CMS-approved investigational studies. CMS’s NCD that covers TCAR and CAS is subject to change based upon the availability of new trial data and other clinical data as well as the development and availability of new medical devices and medical procedures in this space, including the medical community’s current understanding of patient selection and operator experience and their impact on periprocedural complications, among other factors that can impact patient outcomes. In particular, the comparative benefits of various revascularization procedures and medical devices to prevent future strokes in symptomatic and asymptomatic carotid stenosis patients as well as ways to optimize patient outcomes are subject to ongoing and continuous review and clinical evaluation. For example, in January 2023, CMS accepted a formal request from the Multispecialty Carotid Alliance to expand Medicare beneficiary access for carotid artery stenting with embolic protection in patients at high risk and standard risk for CEA with asymptomatic carotid artery stenosis ≥ 70% and symptomatic carotid artery stenosis ≥ 50%, including the removal of facility or operator requirements. We submitted comments to CMS prior to the initial 30-day public comment period on the NCD closing on February 11, 2023. Submitted comments are available on the CMS website. The proposed decision memo was released on July 11, 2023 with a public comment period ending on August 10, 2023. In the proposed decision memo, CMS proposes that coverage of percutaneous transluminal angioplasty, or PTA, of the carotid artery concurrent with stenting is reasonable and necessary with the placement of a FDA approved carotid stent with an FDA-approved or cleared embolic protection device, for Medicare beneficiaries in patients with symptomatic carotid artery stenosis ≥50% and in patients with asymptomatic carotid artery stenosis ≥70%; provided, that: (1) independent neurological assessment before and after CAS must be performed to assess procedural risks; (2) evaluation of the extent and severity of carotid artery stenosis must use one of the following non-invasive modalities for first-line imaging: duplex ultrasound, computed tomography angiography, or magnetic resonance angiography; and (3) prior to furnishing CAS, the practitioner must engage in a formal shared decision-making interaction with the beneficiary, which shared decision-making interaction must involve the use of a validated shared decision-making tool and include: (i) discussion of all treatment options for carotid stenosis to ensure the beneficiary is familiar with and aware of all treatment options including, but not limited to, procedures that fall within the parameters of this NCD; (ii) explanation of risks and benefits for each option specific to the beneficiary’s clinical condition; (iii) integration of clinical guidelines (e.g., patient life-expectancy); and (iv) discussion and incorporation of beneficiary’s personal preferences and priorities in choosing a treatment plan. CMS is expected to complete its review of public comments and issue a final National Coverage Determination 20.7 on or before October 10, 2023. If the NCD is consistent with the proposed decision memo, it is possible that that we may experience increased competition. To the extent the medical community’s or CMS’s views change regarding TCAR, CAS and CEA procedures, either individually or in comparison to each other, on issues of safety and effectiveness, operator experience, or patient selection or qualifications for coverage and reimbursement under the NCD, the demand for our TCAR products could be materially impacted. Therefore, we can provide no assurance that the coverage and reimbursement, market share and demand, and/or revenues for any of our products will be maintained.

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

We rely on single-source suppliers for the components, sub-assemblies and materials for our products, such as our ENROUTE stent and for certain key components, sub-assemblies and materials for our ENROUTE NPS. In addition, we rely on Lake Region Medical to supply our guidewires and Nordson Medical for our balloon catheters. These components, sub-assemblies and materials are critical and there are relatively few alternative sources of supply. We have not qualified or obtained necessary regulatory approvals for additional suppliers for most of these components, sub-assemblies and materials, and we do not carry a significant inventory for some of these items. While we believe that alternative sources of supply may be available, we cannot be certain whether they will be available if and when we need them, or that any alternative suppliers would be able to provide the quantity and quality of components and materials that we would need to manufacture our products if our existing suppliers were unable to satisfy our supply requirements. To utilize other supply sources, we would need to identify and qualify new suppliers to our quality standards and obtain any additional regulatory approvals required to change suppliers, which could result in manufacturing delays and increase our expenses. Our manufacturing partners, including Cordis, rely on single-source suppliers as well, and are subject to the foregoing risks.

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

We currently rely on our direct sales force to sell our products in targeted geographic regions in the U.S., and any failure to maintain and grow our direct sales force could harm our business. The members of our direct sales force are highly trained and possess substantial technical and clinical expertise, which we believe is critical in driving adoption of TCAR. The members of our U.S. sales force are at-will employees. The loss of these personnel to competitors or otherwise could materially harm our business. If we are unable to retain our direct sales force personnel or replace them with individuals of equivalent technical and clinical expertise and qualifications, or if we are unable to successfully instill such technical and clinical expertise in replacement personnel, our revenues and results of operations could be materially harmed. The hiring and training of new sales personnel takes time and could adversely affect our sales and financial results for a particular period, as could changes in our sales territories and sales structure. During first quarter of 2023, we hired several new sales personnel, created new sales leadership positions, re-balanced certain geographic territories and created new territories which while intended to and will likely increase our touch points with physicians had a disruptive effect, to some extent, on our first quarter 2023 revenues.

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

Our industry is highly competitive, subject to change and significantly affected by new product introductions and other activities of industry participants. CEA has historically been performed by vascular surgeons as the primary surgical solution for carotid artery disease. The major manufacturers of products, such as patches and shunts, used in connection with CEA include LeMaitre Vascular, Getinge / Maquet, Baxter, Terumo, Gore and Edwards. Some competitors market products for use in CAS, such as peripheral access kits, stents, distal and proximal embolic protection devices, guidewires, balloons and sheaths. Such companies include Abbott, Boston Scientific, Cook, Cordis, Medtronic, Terumo, Gore, Contego Medical and InspireMD. These technologies, other products that are in ongoing clinical trials, new drugs or additional indications for existing drugs could demonstrate better safety, effectiveness, clinical results, lower costs or greater physician and patient acceptance. In addition, physicians may choose to use products not labeled for TCAR in an off label fashion and competitive companies may promote their CAS products for off-label use in TCAR.

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

We are currently focused on improving existing products for TCAR, developing new products for TCAR, and developing new products for other disease states beyond carotid artery disease. For example, following receipt of 510(k) clearance from the FDA in September 2022, we initiated a limited market release of our ENROUTE Enflate Transcarotid RX Balloon Dilatation Catheter in the fourth quarter of 2022 and a full market release during the second quarter of 2023. If we are unable to develop new products, applications or features due to constraints, such as insufficient cash resources, high employee turnover, inability to hire personnel with sufficient technical skills or a lack of other research and development resources, we may not be able to maintain our competitive position compared to other companies. Furthermore, many of our competitors devote a considerably greater amount of funds to their research and development programs than we do, and those that do not may be acquired by larger companies that would allocate greater resources to research and development programs. Our failure or inability to devote adequate research and development resources or compete effectively with the research and development programs of our competitors could harm our business.

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

Our success depends largely on the continued services of key members of our executive management team and others in key management positions. For example, the services of Erica Rogers, our Chief Executive Officer, and Lucas Buchanan, our Chief Financial Officer and Chief Operating Officer, are essential to driving adoption of our products, executing on our corporate strategy and ensuring the continued operations and integrity of financial reporting within our company. In addition, the services of Andrew Davis, our Chief Commercial Officer, are critical to driving the growth in sales of our products. Any of our employees may terminate their employment with us at any time. A prolonged and significant decline in the value of long term incentives could also negatively impact our ability to retain key employees. We do not currently maintain key person life insurance policies on any of our employees. If we lose one or more key employees, we may experience difficulties in competing effectively, developing our technologies and implementing our business strategy.

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

As of June 30, 2023, we had an aggregate of approximately $75.0 million in principal outstanding under our Loan Agreement with Oxford Finance. We must make significant interest-only monthly payments under the Loan Agreement, and the term loans outstanding under the Loan Agreement will begin to amortize in equal monthly installments beginning in July 2026 (unless we elect to extend the interest-only period by another year), which will divert resources from other activities. Our obligations under the Loan Agreement are collateralized by substantially all of our assets and we are subject to customary affirmative and negative covenants, including covenants limiting our ability and the ability of our subsidiaries to, among other things, dispose of assets, effect certain mergers, incur debt, grant liens, pay dividends and distributions on capital stock, make investments and acquisitions, and enter into transactions with affiliates, in each case subject to customary exceptions for a loan facility of this size and type. The covenants related to the Loan Agreement, as well as any future financing agreements into which we may enter, may restrict our ability to finance our operations and engage in, expand or otherwise pursue our business activities and strategies. While we have not previously breached and are not currently in breach of these or any other covenants contained in our Loan Agreement, there can be no guarantee that we will not breach these covenants in the future. Our ability to comply with these covenants may be affected by events beyond our control, and future breaches of any of these covenants could result in a default under the Loan Agreement. If not waived, future defaults could cause all of the outstanding indebtedness under the Loan Agreement to become immediately due and payable, termination of commitments to extend further credit, a 5% increase in the applicable rate of interest and the exercise by the lender of other rights and remedies provided for under the Loan Agreement. If we do not have or are unable to generate sufficient cash available to repay our debt obligations when they become due and payable, either upon maturity or in the event of a default, our assets could be foreclosed upon and we may not be able to obtain additional debt or equity financing on favorable terms, if at all, which may negatively impact our ability to operate and continue our business as a going concern.

Adverse developments with respect to the stability of financial institutions we do business with, or unstable banking, credit and/or capital market conditions generally, or the perception thereof, could adversely affect our ability to access cash, obtain additional financing, restructure or refinance our indebtedness, or meet our liquidity and debt service requirements.

The recent and potential future disruptions in access to bank deposits or lending commitments due to bank failure could materially and adversely affect our liquidity, financial condition, results of operations, business and stock price. The recent closures of Silicon Valley Bank, Signature Bank and First Republic Bank and their placement into receivership with the Federal Deposit Insurance Corporation, or FDIC, has created bank-specific and broader financial institution liquidity risk and concerns. Although the Department of the Treasury, the Federal Reserve, and the FDIC jointly released a statement that depositors at Silicon Valley Bank and Signature Bank would have access to their funds, even those in excess of the standard FDIC insurance limits, and such access to date by us to our cash and cash equivalents held at SVB has been uninterrupted, future adverse developments with respect to specific financial institutions or the broader financial services industry may lead to market-wide liquidity shortages. The failure of any bank in which we deposit our funds could reduce the amount of cash we have available for our operations or delay our ability to access such funds. As of June 30, 2023 and December 31, 2022, a portion of our cash and cash equivalents was maintained with SVB and exceeded federally insured limits. Substantially all of our cash equivalents and investments reside in a custodial account held by a third party, in which SVB Asset Management is the advisor. As of the issuance date of this Quarterly report on Form 10-Q, we have not experienced any losses on our deposits and all of our cash deposited with SVB has been accessible to us, although no assurance can be provided that we will not experience any future losses on our deposits or access to our cash equivalents and investments. As of June 30, 2023, our cash equivalents and investments are invested in highly rated money market funds, U.S. government securities, commercial paper, corporate bonds/notes, and agency bonds/notes. Uncertain financial markets, or a U.S. sovereign default or threat thereof, could result in a tightening in the credit markets, a reduced level of liquidity in many financial markets, and extreme volatility in fixed income and credit markets. The credit ratings of securities in our investments could deteriorate and may have an adverse impact on the carrying value of these investments. Any such failure may increase the possibility of a sustained deterioration of financial market liquidity, or illiquidity at clearing, cash management and/or custodial financial institutions. In the event we have a commercial relationship with a bank or lender that has failed or is otherwise distressed or if other banks and financial institutions enter receivership or become insolvent in the future, we may experience delays or other issues in accessing our cash and meeting our financial obligations. In addition, any future unstable banking, credit and/or capital market conditions could also adversely affect our ability to obtain additional financing, restructure or refinance our indebtedness, if needed, or meet our liquidity and debt service requirements or the ability of our suppliers, vendors, customers and others in which we do business to do any of the foregoing with respect to their respective businesses.

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

Any system or other IT failure, accident or security breach or incident that causes interruptions in our own or in our third-party service providers’ operations, or results in data loss, corruption, or unavailability, could result in a material disruption of our research and development programs or other aspects of our operations. In addition, if any disruption or security breach or incident results in loss, destruction, alteration, or unavailability of, or damage or unauthorized access to, our data or applications or unauthorized access to, disclosure, dissemination or other processing of confidential or proprietary information that we or our third-party service providers process, including personal information, we may incur liability as a result, our research and development programs and competitive position may be adversely affected. Any such disruption, failure or security breach or incident could also cause us to incur additional costs to respond to and otherwise address such disruption, failure or security breach or incident. In the event of any such disruption, failure or security breach or incident, or any perception that one has occurred, we could be exposed to claims, demands, and litigation from private parties, and governmental investigations and other proceedings and we could be subject to significant fines or penalties. As a result of a new SEC rule on cybersecurity disclosure, we will be required to disclose, on a current basis pursuant to new Item 1.05 of SEC Form 8-K, any cybersecurity incident that we determine to be material and describe the material aspects of the nature, scope, and timing of the incident, as well as the material impact or reasonably likely material impact of the incident on us, including our financial condition and results of operations. We will also be required to describe, on a periodic basis, our processes, if any, for the assessment, identification, and management of material risks from cybersecurity threats, and describe whether any risks from cybersecurity threats have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition, our board’s oversight of risks from cybersecurity threats and management’s role in assessing and managing material risks from cybersecurity threats. We expect to incur significant costs in an effort to detect and prevent security breaches and incidents, and we may face increased costs and requirements to expend substantial resources in the event of an actual or perceived security breach or incident and to comply with this new SEC cybersecurity rule.

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

Inadequate funding for the FDA, the SEC, the CMS and other government agencies as a result of a U.S. federal government shutdown could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in the past as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies may also slow the time necessary for new products to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

•Changes in reimbursement by current or potential payers, including CMS’s decision to reconsider NCD 20.7, Percutaneous Transluminal Angioplasty, that provides coverage stipulations for CAS and TCAR;

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

Our business or the value of our common stock could be negatively affected as a result of actions by activist stockholders.

We value constructive input from our stockholders, and our Board of Directors and management team are committed to acting in the best interests of our stockholders. However, stockholders may from time to time engage in proxy solicitations, advance stockholder proposals or otherwise attempt to effect changes or acquire control over the Company. Responding to proxy contests and other actions by activist stockholders can be costly and time-consuming, disrupting our operations and diverting the attention of our Board of Directors and senior management from the pursuit of business strategies. In addition, perceived uncertainties as to our future direction, strategy or leadership created as a consequence of activist stockholder initiatives may result in the loss of potential business opportunities, harm our ability to attract new investors, customers, employees, and joint venture partners, and cause our stock price to experience periods of volatility or stagnation.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended June 30, 2023, none of our directors or “officers” (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of SEC Regulation S-K.

On August 6, 2023, we entered into an amended and restated change in control and severance agreement with each of Erica J. Rogers, our President and Chief Executive Officer; Lucas W. Buchanan, our Chief Financial Officer and Chief Operating Officer; and Andrew S. Davis, our Chief Commercial Officer, in each case effective as of June 22, 2022, to simplify and standardize the severance provisions amongst our executive officers. The amendments reflected therein provide for a lump sum cash payment equal to 12 months base salary for each of Messrs. Buchanan and Davis and 18 months for Ms. Rogers, plus reimbursement of premiums to maintain group health insurance continuation benefits pursuant to “COBRA” for the executive and the executive’s dependents for up to 12 months for each of Messrs. Buchanan and Davis and up to 18 months for Ms. Rogers, in the event of a termination of the executive’s employment by us without “cause” (as defined therein), excluding by reason of the executive’s death or “disability” (as defined therein), outside of the change in control protection period as provided therein. The amendments reflected therein also provide for similar payments, although 24 months base salary for Ms. Rogers, in the event of such a termination within the change in control protection period, plus an additional lump sum cash payment equal to 100% for each of Messrs. Buchanan and Davis and 200% for Ms. Rogers of the executive’s target bonus for the fiscal year of termination. All other terms and conditions of the amended and restated change in control and severance agreements remain in full force and effect.

The foregoing description of the material amendments reflected in the amended and restated change in control and severance agreements does not purport to be complete and is subject to and qualified in its entirety by reference to the full text of the amended and restated change in control and severance agreements, which are filed as Exhibits 10.4, 10.5 and 10.6 to this Quarterly Report on Form 10-Q and incorporated by reference herein.

Item 6. Exhibit Index

The exhibits listed in the accompanying index to exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
3.1**	Amended and Restated Certificate of Incorporation of Silk Road Medical, Inc..	8-K	001-38847	3.1	4/8/2019
3.2**	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Silk Road Medical, Inc.	8-K	001-38847	3.1	6/22/2021
3.3**	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Silk Road Medical, Inc.	8-K	001-38847	3.1	6/23/2023
3.4**	Amended and Restated Bylaws of Silk Road Medical, Inc.	8-K	001-38847	3.1	3/15/2023
4.1**	Specimen Common Stock Certificate of Silk Road Medical, Inc.	S-1	333-230044	4.1	8/6/2019
4.2**	Amended and Restated Stockholders Agreement dated July 7, 2017 among Silk Road Medical, Inc. and certain stockholders.	S-1	333-230044	4.3	8/6/2019
10.1**	Second Amendment to Lease dated as of May 3, 2023 between Hanover Properties, Ltd. and Silk Road Medical, Inc.	10-Q	001-38847	10.2	5/9/2023
10.2**†	First Amendment to License Agreement dated as of May 8, 2023 between Cordis US Corp., as successor to Cordis Corporation, and Silk Road Medical, Inc.	10-Q	001-38847	10.3	5/9/2023
10.3**†	Fifth Amendment to Supply Agreement dated as of May 8, 2023 between Cordis US Corp., as successor to Cordis Corporation, and Silk Road Medical, Inc.	10-Q	001-38847	10.4	5/9/2023
10.4*	Amended and Restated Change in Control and Severance Agreement effective as of June 22, 2022 between Silk Road Medical, Inc. and Erica Rogers.
10.5*	Amended and Restated Change in Control and Severance Agreement effective as of June 22, 2022 between Silk Road Medical, Inc. and Lucas Buchanan.
10.6*	Amended and Restated Change in Control and Severance Agreement effective as of June 22, 2022 between Silk Road Medical, Inc. and Andrew Davis.
31.1*	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*#	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SILK ROAD MEDICAL, INC.

August 8, 2023	By:	/s/ Erica J. Rogers
Erica J. Rogers
President, Chief Executive Officer and Director (principal executive officer)

August 8, 2023	By:	/s/ Lucas W. Buchanan
Lucas W. Buchanan
Chief Financial Officer and Chief Operating Officer (principal financial officer)

August 8, 2023	By:	/s/ Mhairi L. Jones
Mhairi L. Jones
Chief Accounting Officer and Vice President, Finance (principal accounting officer)