Form 10-Q
period 2023-09-30
Silk Road Medical Inc
filed 2023-11-08
CIK 1397702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________________

FORM 10-Q

______________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of October 31, 2023, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 38,945,496.

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

•our ability to manage our recent CEO transition and retain and recruit key personnel, including the continued expansion of our sales and marketing infrastructure, and the anticipated timing and effect of such actions;

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

Part I. Financial Information

Item 1: Condensed Financial Statements

Silk Road Medical, Inc.

Condensed Balance Sheets

(unaudited)

(in thousands, except share and per share data)	September 30,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$29,188	$55,358
Short-term investments	163,673	158,316
Accounts receivable, net	21,779	18,007
Inventories	22,066	19,293
Prepaid expenses and other current assets	4,277	3,924
Total current assets	240,983	254,898
Long-term investments	4,348	—
Property and equipment, net	8,337	9,372
Restricted cash	—	155
Other non-current assets	7,196	5,260
Total assets	$260,864	$269,685
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$5,094	$2,523
Accrued liabilities	18,928	21,965
Total current liabilities	24,022	24,488
Long-term debt	75,364	74,596
Other liabilities	8,336	6,726
Total liabilities	107,722	105,810
Commitments and contingencies (Note 7)
Stockholders' equity:
Preferred stock, $0.001 par value
Shares authorized: 5,000,000 at September 30, 2023 and December 31, 2022
Shares issued and outstanding: none at September 30, 2023 and December 31, 2022
Common stock, $0.001 par value	—	—
Shares authorized: 100,000,000 at September 30, 2023 and December 31, 2022
Shares issued and outstanding: 38,907,789 and 38,355,972 at September 30, 2023 and December 31, 2022, respectively	39	38
Additional paid-in capital	539,831	507,715
Accumulated other comprehensive loss	(284)	(166)
Accumulated deficit	(386,444)	(343,712)
Total stockholders' equity	153,142	163,875
Total liabilities and stockholders' equity	$260,864	$269,685

The accompanying notes are an integral part of these condensed financial statements.

Silk Road Medical, Inc.

Condensed Statements of Operations and Comprehensive Loss

(unaudited)

(in thousands, except share and per share data)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenue	$44,435	$37,374	$129,864	$98,567
Cost of goods sold	12,050	9,308	37,580	26,897
Gross profit	32,385	28,066	92,284	71,670
Operating expenses:
Research and development	10,047	8,471	31,260	27,249
Selling, general and administrative	36,009	28,821	105,923	83,795
Total operating expenses	46,056	37,292	137,183	111,044
Loss from operations	(13,671)	(9,226)	(44,899)	(39,374)
Interest income	2,617	617	7,339	751
Interest expense	(1,732)	(1,714)	(5,137)	(3,366)
Loss on debt extinguishment	—	—	—	(245)
Other income (expense), net	(2)	4	(35)	(162)
Net loss	(12,788)	(10,319)	(42,732)	(42,396)
Other comprehensive loss:
Unrealized gain (loss) on investments, net	47	(189)	(118)	(191)
Other comprehensive loss	47	(189)	(118)	(191)
Net loss and comprehensive loss	$(12,741)	$(10,508)	$(42,850)	$(42,587)
Net loss per share, basic and diluted	$(0.33)	$(0.29)	$(1.10)	$(1.21)
Weighted average common shares used to compute net loss per share, basic and diluted	38,865,011	35,303,958	38,722,012	35,157,840

The accompanying notes are an integral part of these condensed financial statements.

Silk Road Medical, Inc.

Condensed Statements of Stockholders' Equity

(unaudited)

(in thousands, except share data)	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total
Balances at December 31, 2022	38,355,972	$38	$507,715	$(343,712)	$(166)	$163,875
Exercise of stock options	144,474	—	1,110	—	—	1,110
Issuance of common stock upon vesting of restricted stock units	207,995	1	—	—	—	1
Stock-based compensation	—	—	8,838	—	—	8,838
Net loss	—	—	—	(16,460)	—	(16,460)
Unrealized gain on investments, net	—	—	—	—	249	249
Balances at March 31, 2023	38,708,441	39	517,663	(360,172)	83	157,613
Exercise of stock options	32,483	—	232	—	—	232
Issuance of common stock upon vesting of restricted stock units	19,400	—	—	—	—	—
Issuance of common stock under employee purchase plan	51,956	—	1,359	—	—	1,359
Stock-based compensation	—	—	10,199	—	—	10,199
Net loss	—	—	—	(13,484)	—	(13,484)
Unrealized loss on investments, net	—	—	—	—	(414)	(414)
Balances at June 30, 2023	38,812,280	39	529,453	(373,656)	(331)	155,505
Exercise of stock options	18,751	—	131	—	—	131
Issuance of common stock upon vesting of restricted stock units	76,758	—	—	—	—	—
Stock-based compensation	—	—	10,247	—	—	10,247
Net loss	—	—	—	(12,788)	—	(12,788)
Unrealized gain on investments, net	—	—	—	—	47	47
Balances at September 30, 2023	38,907,789	$39	$539,831	$(386,444)	$(284)	$153,142

(in thousands, except share data)	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total
Balances at December 31, 2021	34,980,896	$35	$367,907	$(288,702)	$—	$79,240
Exercise of stock options	35,453	—	168	—	—	168
Issuance of common stock upon vesting of restricted stock units	57,253	—	—	—	—	—
Stock-based compensation	—	—	4,978	—	—	4,978
Net loss	—	—	—	(16,679)	—	(16,679)
Balances at March 31, 2022	35,073,602	35	373,053	(305,381)	—	67,707
Exercise of stock options	55,941	—	322	—	—	322
Issuance of common stock upon release of restricted stock units	13,075	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	50,551	—	1,239	—	—	1,239
Stock-based compensation	—	—	6,161	—	—	6,161
Net loss	—	—	—	(15,398)	—	(15,398)
Unrealized loss on investments, net	—	—	—	—	(2)	(2)
Balances at June 30, 2022	35,193,169	35	380,775	(320,779)	(2)	60,029
Exercise of stock options	161,924	—	1,338	—	—	1,338
Issuance of common stock upon release of restricted stock units	25,992	—	—	—	—	—
Stock-based compensation	—	—	6,339	—	—	6,339
Net loss	—	—	—	(10,319)	—	(10,319)
Unrealized loss on investments, net	—	—	—	—	(189)	(189)
Balances at September 30, 2022	35,381,085	$35	$388,452	$(331,098)	$(191)	$57,198

The accompanying notes are an integral part of these condensed financial statements.

Silk Road Medical, Inc.

Condensed Statements of Cash Flows

(unaudited)

(in thousands)	Nine Months Ended
	September 30,
	2023	2022
Cash flows from operating activities
Net loss	$(42,732)	$(42,396)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	2,040	1,465
Stock-based compensation expense	29,284	17,478
Accretion of discounts on investments, net	(5,280)	(338)
Amortization of debt discount and debt issuance costs	173	160
Amortization of right-of-use asset	821	766
Non-cash interest expense	600	823
Loss on extinguishment of debt	—	245
Loss on disposal of property and equipment	144	175
Change in accounts receivable allowances	45	(3)
Provision for excess and obsolete inventories	23	5
Changes in assets and liabilities:
Accounts receivable	(3,816)	(5,184)
Inventories	(2,796)	(2,446)
Prepaid expenses and other current assets	(353)	(1,132)
Other assets	(253)	(52)
Accounts payable	2,477	1,665
Accrued liabilities	(2,808)	(744)
Other liabilities	(1,130)	(344)
Net cash used in operating activities	(23,561)	(29,857)
Cash flows from investing activities
Purchases of property and equipment	(1,054)	(3,438)
Purchases of investments	(148,842)	(53,679)
Proceeds from maturity of investments	144,300	—
Net cash used in investing activities	(5,596)	(57,117)
Cash flows from financing activities
Proceeds from issuance of common stock	2,832	3,067
Proceeds from long-term debt	—	75,000
Principal repayment of debt	—	(49,000)
Payments of debt issuance costs	—	(1,086)
Payments of deferred offering costs	—	(9)
Net cash provided by financing activities	2,832	27,972
Net change in cash, cash equivalents and restricted cash	(26,325)	(59,002)
Cash, cash equivalents and restricted cash, beginning of period	55,513	110,463
Cash, cash equivalents and restricted cash, end of period	$29,188	$51,461
Supplemental disclosure of cash flow information
Cash paid for interest	$4,364	$2,383
Noncash investing and financing activities:
Accounts payable and accrued liabilities for purchases of property and equipment	$71	$176
Right-of-use asset obtained in exchange for lease obligation	$2,504	$903
Unpaid debt issuance costs	$—	$3
Unpaid deferred offering costs	$—	$162

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

2.    Summary of Significant Accounting Policies

Basis of Preparation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, or U.S. GAAP, and applicable rules and regulations of the Securities and Exchange Commission, or SEC, regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP have been condensed or omitted, and accordingly the condensed balance sheet as of December 31, 2022, and related disclosures, have been derived from the audited financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements. These unaudited condensed financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for the fair statement of the Company’s condensed financial information. The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any other interim period or for any other future year.

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

Fair Value of Financial Instruments

The Company has evaluated the estimated fair value of its financial instruments as of September 30, 2023 and December 31, 2022. The carrying amounts of certain of the Company’s financial instruments, which include accounts receivable, accounts payable and accrued liabilities approximate their respective fair values because of the short-term nature of these instruments. Management believes that its debt bears interest at the prevailing market rates for instruments with similar characteristics (Level 2 within the fair value hierarchy); accordingly, the carrying value of this instrument approximates its fair value.

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents. Cash equivalents are recorded at fair value, based on quoted market prices. As of

Silk Road Medical, Inc.

Notes to Condensed Financial Statements

(unaudited)

September 30, 2023 and December 31, 2022, the Company’s cash equivalents were entirely comprised of investments in money market funds.

Restricted cash as of December 31, 2022 consisted of a letter of credit of $155,000, representing collateral for the Company's facility lease in California. The Company had no restricted cash as of September 30, 2023.

Investments

Short-term investments consist of debt securities classified as available-for-sale and have original maturities greater than 90 days, but less than one year as of the balance sheet date. Long-term investments have maturities greater than one year as of the balance sheet date. All investments are recorded at fair value based on the fair value hierarchy. Unrealized gains and losses, deemed temporary in nature, are reported as a separate component of accumulated other comprehensive income (loss). Realized gains and losses are included in earnings and are derived based on the specific-identification method for determining the costs of investments sold and were insignificant for the three and nine months ended September 30, 2023 and 2022. Amortization of premiums and accretion of discounts are reported as a component of interest income.

A decline in the fair value of any security below cost that is deemed other than temporary results in a charge to earnings and the corresponding establishment of a new cost basis for the investment. The Company evaluates the securities in an unrealized loss position for expected credit losses by considering factors such as historical experience, market data, issuer-specific factors, current economic conditions and credit ratings. The Company did not recognize any credit losses on its available-for-sale securities during the three and nine months ended September 30, 2023 and 2022.

Concentration of Credit Risk, and Other Risks and Uncertainties

Financial instruments that potentially subject the Company to credit risk consist of cash and cash equivalents, investments and accounts receivable to the extent of the amounts recorded on the balance sheet. Cash, cash equivalents, and investments are deposited in financial institutions which, at times, may be in excess of federally insured limits. Cash equivalents are invested in highly rated money market funds. The Company invests in a variety of financial instruments, such as, but not limited to, commercial paper, corporate bonds/notes, U.S. government securities, U.S. treasury bills, agency bonds/notes and, by policy, limits the amount of credit exposure with any one financial institution or commercial issuer. The Company has not experienced any material losses on its deposits of cash and cash equivalents or investments during the three and nine months ended September 30, 2023 and 2022.

As of September 30, 2023 and December 31, 2022, a portion of the Company’s cash and cash equivalents was maintained with Silicon Valley Bank, a division of First Citizens Bank, or SVB, and exceeded federally insured limits. Substantially all of the Company’s cash equivalents and investments reside in a custodial account held by a third party, in which SVB Asset Management is the advisor. On March 10, 2023, SVB was shut down and placed under receivership with the Federal Deposit Insurance Corporation, or FDIC, by the California Department of Financial Protection and Innovation. On March 26, 2023, the FDIC announced it had entered into a purchase and assumption agreement with First Citizens Bank & Trust Company under which all of SVB’s deposits were assumed. As of the issuance date of these financial statements, the Company has not experienced any losses on its deposits and all of the Company’s cash deposited with SVB has been accessible to the Company.

The Company’s accounts receivable are due from a variety of hospitals and medical centers in the United States. As of September 30, 2023 and December 31, 2022, no customer represented 10% or more of the Company’s accounts receivable. For the three and nine months ended September 30, 2023 and 2022, there were no customers that represented 10% or more of revenue.

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

The Company is subject to certain risks, including that its devices may not be approved or cleared for marketing by governmental authorities or be successfully marketed. There can be no assurance that the Company’s products will achieve widespread adoption in the marketplace, nor can there be any assurance that existing devices or any future devices can be developed or manufactured at an acceptable cost and with appropriate performance characteristics. The Company is also subject to risks common to companies in the medical device industry, including, but not limited to, new technological innovations, competition, dependence upon government and third-party payers to provide adequate coverage and reimbursement, dependence on key personnel and suppliers, protection of proprietary technology, product liability claims, and compliance with government regulations.

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

Silk Road Medical, Inc.

Notes to Condensed Financial Statements

(unaudited)

As of September 30, 2023 and December 31, 2022, the Company recorded $298,000 and $148,000, respectively, of unbilled receivables, which are included in accounts receivable, net on the condensed balance sheet, as the Company has an unconditional right to payment as of the end of the applicable period.

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

Comprehensive Loss

Comprehensive loss consists of net loss and changes in unrealized gains and losses on investments classified as available-for-sale. For the three and nine months ended September 30, 2023 and 2022, the Company’s unrealized gains and losses on available-for-sale investments represent the only component of other comprehensive loss that are excluded from the reported net loss and that are presented in the condensed statements of operations and comprehensive loss. Accumulated other comprehensive income (loss) is presented in the accompanying condensed balance sheets as a component of stockholders' equity.

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

Net loss per share was determined as follows (in thousands, except share and per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net loss	$(12,788)	$(10,319)	$(42,732)	$(42,396)
Weighted average common stock outstanding used to compute net loss per share, basic and diluted	38,865,011	35,303,958	38,722,012	35,157,840
Net loss per share, basic and diluted	$(0.33)	$(0.29)	$(1.10)	$(1.21)

The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted average shares outstanding because such securities have an antidilutive impact due to the Company's net loss:

	September 30,
	2023	2022
Common stock options	3,645,243	4,023,518
Restricted stock units and performance stock units	2,498,989	1,147,820
	6,144,232	5,171,338

Silk Road Medical, Inc.

Notes to Condensed Financial Statements

(unaudited)

Segment and Geographical Information

The Company operates and manages its business as one reportable and operating segment. The Company’s chief executive officer, who is the chief operating decision maker, reviews financial information on an aggregate basis for purposes of allocating resources and evaluating financial performance. Primarily all of the Company’s long-lived assets are based in the United States. Long-lived assets are comprised of property and equipment. All of the Company’s revenue was in the United States for the three and nine months ended September 30, 2023 and 2022, based on the shipping location of the external customer.

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

The following tables set forth by level within the fair value hierarchy the Company’s assets that are reported at fair value as of September 30, 2023 and December 31, 2022, using the inputs defined above (in thousands):

	September 30, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$29,156	$—	$—	$29,156
U.S. treasury bills	7,844	—	—	7,844
Commercial paper	—	38,689	—	38,689
Corporate bonds/notes	—	34,017	—	34,017
U.S. government securities	—	7,990	—	7,990
Agency bonds/notes	—	79,481	—	79,481
	$37,000	$160,177	$—	$197,177

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

There were no transfers between fair value hierarchy levels during the three and nine months ended September 30, 2023 and 2022.

5.    Balance Sheet Components

Investments

The fair value of the Company’s cash equivalents and available-for-sale investments as of September 30, 2023 and December 31, 2022 are as follows (in thousands):

	September 30, 2023
		Gross Unrealized		Estimated
	Amortized Cost	Gains	Losses	Fair Value
Money market funds	$29,156	$—	$—	$29,156
U.S. treasury bills	7,844	—	—	7,844
Commercial paper	38,689	—	—	38,689
Corporate bonds/notes	34,110	—	(93)	34,017
U.S. government securities	7,991	—	(1)	7,990
Agency bonds/notes	79,671	1	(191)	79,481
	$197,461	$1	$(285)	$197,177
Classified as:
Cash equivalents				$29,156
Short-term investments				163,673
Long-term investments				4,348
				$197,177

	December 31, 2022
		Gross Unrealized		Estimated
	Amortized Cost	Gains	Losses	Fair Value
Money market funds	$55,158	$—	$—	$55,158
U.S. treasury bills	19,772	4	—	19,776
Commercial paper	48,875	—	—	48,875
Corporate bonds/notes	1,528	—	(13)	1,515
U.S. government securities	83,432	2	(164)	83,270
Asset-backed securities	2,000	—	(4)	1,996
Agency notes	2,876	8	—	2,884
	$213,641	$14	$(181)	$213,474
Classified as:
Cash equivalents				$55,158
Short-term investments				158,316
				$213,474

Silk Road Medical, Inc.

Notes to Condensed Financial Statements

(unaudited)

The following table summarizes the fair value of the Company’s cash equivalents, and available-for-sale investments classified by maturity as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30,	December 31,
	2023	2022
Amounts maturing within one year	$192,829	$213,474
Amounts maturing after one year through two years	4,348	—
	$197,177	$213,474

Available-for-sale investments held as of September 30, 2023 had a weighted average days to maturity of 205 days.

The following table presents the Company’s available-for-sale investments that were in an unrealized loss position as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023		December 31, 2022
	Less than 12 months		Less than 12 months
Assets:	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. treasury bills	$2,949	$—	$—	$—
Corporate bonds/notes	33,744	(93)	1,490	(13)
U.S. government securities	7,985	(1)	73,329	(164)
Asset-backed securities	—	—	1,994	(4)
Agency bonds/notes	72,827	(191)	—	—
	$117,505	$(285)	$76,813	$(181)

Inventories

Components of inventories were as follows (in thousands):

	September 30,	December 31,
	2023	2022
Raw materials	$6,394	$4,913
Finished products	15,672	14,380
	$22,066	$19,293

As of September 30, 2023 and December 31, 2022, there were no work-in-process inventories.

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2023	2022
Accrued payroll and related expenses	$12,890	$15,216
Operating lease liability	1,700	1,844
Accrued royalty expense	1,034	973
Accrued professional services	221	781
Accrued travel expenses	814	775
Provision for sales returns	534	540
Accrued interest payable	502	519
Deferred revenue	120	253
Accrued clinical expenses	341	249
Accrued other expenses	772	815
Total	$18,928	$21,965

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

Silk Road Medical, Inc.

Notes to Condensed Financial Statements

(unaudited)

As of September 30, 2023, the aggregate outstanding principal balance under the term loan facility was $75,000,000 with the variable interest rate capped at the maximum rate of 7.50%, and no amounts were outstanding under the revolving credit facility of the Loan Agreement. As of September 30, 2023, the Company was in compliance with all applicable financial covenants.

Future payments under the Oxford Finance term loan agreement as of September 30, 2023 are as follows (in thousands):

Period Ending December 31:	Amount
2023	$1,437
2024	5,719
2025	5,703
2026	45,699
2027	34,517
93,075
Add: Accretion of closing fees	1,126
94,201
Less: Amount representing interest	(18,075)
Less: Amount representing debt discount and debt issuance costs	(762)
Present value of minimum payments	$75,364

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

The Company’s non-cancelable operating lease obligation at its facility in Minnesota consists of additional office, laboratory and manufacturing space and expires in November 2029. The lease agreement includes a renewal provision allowing the Company to extend this lease for two additional five year terms.

Balance sheet information as of September 30, 2023 and December 31, 2022 consists of the following (in thousands):

	September 30,	December 31,
Operating Lease:	2023	2022
Operating lease right-of-use assets in other non-current assets	$6,765	$5,081
Operating lease liabilities in accrued liabilities	$1,700	$1,844
Operating lease liabilities in other liabilities	7,636	5,998
Total operating lease liabilities	$9,336	$7,842

The following table summarizes the Company’s operating lease payments as of September 30, 2023 (in thousands):

Period Ending December 31:	Amount
2023	$496
2024	1,991
2025	2,130
2026	2,255
2027 and thereafter	4,459
Total lease payments	$11,331
Less: imputed interest	(1,995)
Present value of lease liabilities	$9,336

Silk Road Medical, Inc.

Notes to Condensed Financial Statements

(unaudited)

Purchase Obligations

Purchase obligations consist of agreements to purchase goods and services entered into in the ordinary course of business. As of September 30, 2023, the Company had non-cancellable purchase obligations to suppliers of $18,320,000. In addition, the Company has minimum purchase commitments under its amended supply agreement with Cordis from July 2024 through February 2029 which require a specified minimum volume commitment based on the actual units purchased during the prior year period from July 1 through June 30, with the unit purchase price dependent upon annual volume during the same prior year period.

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

The Company indemnifies each of its directors and officers for certain events or occurrences, subject to certain limits, while the director or officer is or was serving at the Company’s request in such capacity, as permitted under Delaware law and in accordance with its certificate of incorporation and bylaws. The term of the indemnification period lasts as long as a director or officer may be subject to any proceeding arising out of acts or omissions of such director or officer in such capacity. The maximum amount of potential future indemnification is unlimited; however, the Company currently holds director and officer liability insurance. The Company believes that the fair value of these indemnification obligations is minimal. Accordingly, the Company has not recognized any liabilities relating to these obligations as of September 30, 2023.

Contingencies

The Company is not involved in any pending legal proceedings that it believes could have a material adverse effect on its financial condition, results of operations or cash flows. From time to time, the Company may pursue litigation to assert its legal rights and such litigation may be costly and divert the efforts and attention of its management and technical personnel which could adversely affect its business. The Company accrues a liability for such matters when it is probable that future expenditures will be made, and such expenditures can be reasonably estimated. There were no contingent liabilities requiring accrual as of September 30, 2023 and December 31, 2022.

8.    Stock-Based Compensation Plans

As of September 30, 2023, the Company has reserved 7,952,134 shares of common stock for issuance under the 2019 Equity Incentive Plan, or the 2019 Plan.

A summary of the shares available for issuance under the 2019 Plan is as follows:

Number of Shares
Balances, December 31, 2022	2,209,072
Authorized	1,534,238
Allowance for Performance Stock Units for overperformance	(99,350)
Granted/Awarded	(1,531,871)
Cancelled	57,460
Balances, September 30, 2023	2,169,549

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

Silk Road Medical, Inc.

Notes to Condensed Financial Statements

(unaudited)

Stock option activity under the Company’s 2007 Stock Option Plan, 2015 Equity Incentive Plan and 2019 Plan is set forth below:

	Options Outstanding
	Number of	Weighted Average	Weighted Average Remaining Contractual Term	Aggregate Intrinsic
	Shares	Exercise Price	(Years)	Value
Balances, December 31, 2022	3,839,858	$24.22	6.41	$112,755
Options granted	19,898	33.57
Options exercised	(195,708)	7.53
Options cancelled	(18,805)	48.84
Balances, September 30, 2023	3,645,243	$25.04	5.78	$11,810
Vested and exercisable at September 30, 2023	3,088,087	$21.96	5.38	$11,810
Vested and expected to vest at September 30, 2023	3,645,243	$25.04	5.78	$11,810

The aggregate intrinsic value of options exercised during the nine months ended September 30, 2023 was $7,842,000. The aggregate intrinsic value was calculated as the difference between the exercise prices of the underlying options and the estimated fair value of the common stock on the date of exercise.

Restricted Stock Units

Restricted stock units, or RSUs, are granted under the 2019 Plan and generally vest over four years in annual equal increments. A summary of RSU activity for the nine months ended September 30, 2023 is as follows:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Balances, December 31, 2022	1,122,356	$42.70
Awards granted	1,412,623	28.76
Awards vested	(304,153)	41.83
Awards canceled	(38,655)	43.19
Balances, September 30, 2023	2,192,171	$33.83
Expected to vest at September 30, 2023	2,192,171	$33.83

Performance Stock Units

Performance stock units, or PSUs, are granted under the 2019 Plan and generally vest over three years. A summary of PSU activity for the nine months ended September 30, 2023 is as follows:

	Number of Performance Stock Units	Weighted Average Grant Date Fair Value
Balances, December 31, 2022	207,468	$77.12
Awards granted	99,350	69.40
Awards vested	—	—
Awards canceled	—	—
Balances, September 30, 2023	306,818	$74.62
Expected to vest at September 30, 2023	306,818	$74.62

The number of awards granted in the table above and the number of shares expected to vest as of September 30, 2023 reflects the performance and vesting of PSUs at 100% of the target value of shares granted.

2019 Employee Stock Purchase Plan

Silk Road Medical, Inc.

Notes to Condensed Financial Statements

(unaudited)

As of September 30, 2023, 318,126 shares of common stock have been issued to employees participating in the 2019 Employee Stock Purchase Plan, or the ESPP, and 1,504,289 shares were available for future issuance under the ESPP.

Stock-Based Compensation

In March 2023, the Company awarded an aggregate of 99,350 PSUs, assuming target performance. Up to one-third of the target award can be earned and vested at the end of each of the one-year and two-year performance measurement periods based on the total stockholder return, or TSR, of the Company’s common stock price relative to a group of peer companies, and up to 200% of the target award at the end of the three year performance measurement period. The fair value of the PSUs was estimated using the Monte Carlo simulation model and the following assumptions: peer companies volatility of 62.3%, Company volatility of 61.2%, risk-free interest rate of 4.58%, correlation with index of 0.38, and dividend yield of 0%.

The following table summarizes the total stock-based compensation expense included in the condensed statements of operations and comprehensive loss for all periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Cost of goods sold	$437	$303	$1,272	$802
Research and development expenses	1,965	1,392	5,540	3,763
Selling, general and administrative expenses	7,845	4,644	22,472	12,913
	$10,247	$6,339	$29,284	$17,478

As of September 30, 2023, there was total unrecognized compensation costs of $10,302,000 related to stock options expected to be recognized over a period of approximately 1.88 years, a total of $77,791,000 of unrecognized compensation costs related to unvested RSUs and PSUs expected to be recognized over a period of approximately 2.80 years and $136,000 of unrecognized compensation costs related to the ESPP, which the Company will recognize over 0.14 years.

9.    401(k) Plan

The Company has a qualified retirement plan under section 401(k) of the Internal Revenue Code, or the IRC, under which participants may contribute up to 90% of their eligible compensation, subject to maximum deferral limits specified by the IRC. The Company may make a discretionary matching contribution to the 401(k) plan and may make a discretionary employer contribution to each eligible employee each year. Effective January 2022, the Company matched employees' contributions to the 401(k) plan at 50% of the first 6% of compensation deferred to the 401(k) plan. The Company's matching contributions were $519,000 and $352,000 for the three months ended September 30, 2023 and 2022, respectively, and $1,734,000 and $1,394,000 for the nine months ended September 30, 2023 and 2022, respectively.

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

We began commercializing our products in the United States in late 2015. Our products are currently the only devices cleared and approved by the FDA specifically for transcarotid use. In the second quarter of 2022, we announced FDA label and Medicare coverage expansions for the use of TCAR in standard surgical risk patients. TCAR is reimbursed based on established CPT codes and ICD-10 codes related to carotid stenting that track to MS-DRG classifications. We recently expanded our product portfolio with the limited market release of our ENROUTE Enflate Transcarotid RX Balloon Dilatation Catheter in the fourth quarter of 2022 and a full market release during the second quarter of 2023. We now have a product portfolio consisting of five single-use components. During the nine months ended September 30, 2023, more than 18,600 TCAR procedures were performed in the United States using our products.

Also in the second quarter of 2023, we received 510(K) clearance for our next generation neuroprotection system, or ENROUTE NPS Plus, which supports additional ease-of-use and further minimizes the risk for complications. In addition, we received PMA approval for tapered configurations of our ENROUTE Stent in mid-June, which will provide greater choice for physicians to address the diversity of patient specific anatomy. We are planning for the upcoming launches of both products.

Products for carotid artery stenting, or CAS, including our TCAR products, are covered for Medicare beneficiaries under certain circumstances under the Centers for Medicare and Medicaid Services, or CMS’s, National Coverage Decision, or NCD, 20.7 for Percutaneous Transluminal Angioplasty. In January 2023, the CMS initiated a national coverage analysis of NCD 20.7. A final decision memo was released on October 11, 2023, and is generally consistent with the proposed decision memo released on July 11, 2023. In the final decision memo, CMS determined that coverage of percutaneous transluminal angioplasty, or PTA, of the carotid artery concurrent with stenting is reasonable and necessary with the placement of an FDA approved carotid stent with an FDA-approved or cleared embolic protection device, for Medicare beneficiaries in patients with symptomatic carotid artery stenosis ≥50% and in patients with asymptomatic carotid artery stenosis ≥70% under the following conditions:

(1)Neurological assessment must be performed by a neurologist or NIH stroke scale (NIHSS) certified health professional before and after CAS.

(2)First-line evaluation of carotid artery stenosis must use duplex ultrasound.

(3)Computed-tomography angiography (CTA) or magnetic resonance angiography (MRA), if not contraindicated, must be used to confirm degree of stenosis, and provide information about the aortic arch, and extra and intra-cranial circulation.

(4)Intra-arterial digital subtraction (catheter) angiography may be used only when there is significant discrepancy between non-invasive imaging results or contraindicated for CTA or MRA.

Prior to furnishing CAS, the practitioner must engage in a shared decision-making interaction with the beneficiary, which must include:

(1)Discussion of all treatment options for carotid stenosis including, carotid endarterectomy (CEA), CAS (which includes TCAR), and optimal medical therapy (OMT).

(2)Explanation of risks and benefits for each option specific to the beneficiary’s clinical condition.

(3)Integration of clinical guidelines (e.g., patient co-morbidities and concomitant treatments).

(4)Discussion and incorporation of beneficiary’s personal preferences and priorities in choosing a treatment plan.

Facilities must establish and maintain institutional and physician standards to support a dedicated carotid stent program. However, CMS facility approval or certification is not required. The Medicare Administrative Contractors will have discretion to make carotid artery stenting coverage determinations not addressed in NCD 20.7. As a result of the expansion of coverage in NCD 20.7 and CMS’s stated goals for broader patient access, we believe there could be rising interest and awareness in minimally invasive carotid stenting procedures including TCAR.

We designed our U.S. commercial strategy and built our direct sales force with a particular focus on vascular surgery practices. Vascular surgeons are skilled in endovascular procedures, and our sales and marketing efforts are focused on driving adoption and supporting their practice development by offering them an innovative, safe, effective and minimally-invasive alternative for treating carotid artery disease. We also market to other specialists with experience in carotid endarterectomy, or CEA, and transfemoral carotid artery stenting, or CAS, with the appropriate skill set for TCAR, including neurosurgeons, cardiothoracic surgeons and non-surgical interventionalists in radiology, neuroradiology and cardiology. We also work on developing strong relationships with physicians and hospitals that we have identified as key opinion leaders. We consider the hospitals and medical centers where the procedure is performed to be our customers, as they typically are responsible for purchasing our products. Our sales and marketing efforts are focused on leveraging our broad commercial footprint to drive utilization across our trained physician base. This includes onboarding and training new sales, sales management, and other field professionals to expand and align our territories and increase touch points with our customers. During the first nine months of 2023, we expanded our sales and marketing infrastructure, including number of sales personnel and sales territories, to help us drive and support revenue growth and we intend to continue this expansion. These changes naturally result in some sales disruption, which disruption adversely affected our revenue during the first and third quarters of 2023 and will likely continue to adversely affect our revenue through the first half of 2024.

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

We manufacture and distribute the ENROUTE NPS at our facility in Sunnyvale, California, and at our Plymouth, Minnesota facility beginning in the third quarter of 2022. In May 2023, we entered into an amendment to our lease agreement covering our corporate headquarters in Sunnyvale, California to extend the terms of our lease for an additional three years to October 2027, subject to an existing option to further extend the term for an additional five years. We believe our combined facilities will be sufficient to meet our manufacturing needs for at least the next five years. We use components and sub-assemblies manufactured both in-house and by third party manufacturers and suppliers. We purchase our other products, including our ENROUTE stent and ENROUTE Enflate product, from third-party contract manufacturers. Many of our third party manufacturers and outside vendors are currently single-source suppliers. We remain concerned with the ability of a critical supplier of certain polymer tubing materials, and related components used in our products to provide us and our third party manufacturer these polymer tubing materials on a timely basis. If this supplier is unable to provide these polymer tubing materials on a timely basis, it could result in TCAR product delays to our customers, which, in turn, would adversely affect our results of operations.

Components of our Results of Operations

Revenue

We currently derive all of our revenue from the sale of our portfolio of TCAR products to hospitals and medical centers in the United States. Each of our products is purchased individually, and the majority of our revenue is derived from sales of the ENROUTE NPS and the ENROUTE stent. No single customer accounted for 10% or more of our revenue during the three and nine months ended September 30, 2023 and 2022. Key performance indicators that drive our revenue include the number of procedures, the number of active sales territories, the number of trained physicians certified to perform TCAR, the number of hospital accounts that perform our procedures, the number of procedures per physician or hospital account, revenue per procedure, introduction of new products, product mix and average selling prices for our products. We expect our revenue to continue to increase in the future through increased adoption of TCAR and as a result of the introduction of new products and international expansion. However, any decreases in our key performance indicators could have a negative impact on our future revenue, as could other factors, such as price pressures, increased labor costs, labor and staffing shortages, hospital capacity and patient behavior caused by COVID-19 or as a result of general macroeconomic factors, and increased competition. In addition, we have expanded our sales and marketing infrastructure, including number of sales personnel and sales territories, to help us drive and support revenue growth and we intend to continue this expansion. These changes naturally result in some sales disruption, which disruption adversely affected our revenue during the first and third quarters of 2023, we expect this may continue to adversely affect our revenue through the first half of 2024.

Our revenue has fluctuated and we expect to continue to fluctuate from quarter-to-quarter due to a variety of factors, including seasonality and number of selling days. With respect to seasonality, our first quarter revenue may be harmed by adverse weather and the resetting of annual patient healthcare insurance plan deductibles, both of which may cause patients to delay elective procedures. Holiday and summer vacations by healthcare providers and/or patients may adversely affect procedure volumes that in turn affect hospital ordering patterns. In addition, we have also experienced moderate procedure volumes during major medical conferences when significant portions of our customer base are attending the conferences.

Cost of Goods Sold and Gross Margin

We currently manufacture the ENROUTE NPS at our facilities in California and Minnesota. We purchase our other products from third-party manufacturers. Cost of goods sold consists primarily of costs related to materials, components and sub-assemblies, direct labor, manufacturing overhead, scrap, product rework, reserves for excess, obsolete and non-sellable inventories, as well as distribution-related expenses. Overhead costs include the cost of quality control, material procurement, inventory control, facilities, equipment and operations supervision and management. Cost of goods sold also includes depreciation expense for production equipment and certain direct costs, such as those incurred for shipping our products and royalties related to the sale of our ENROUTE stent. We expense all inventory provisions as cost of goods sold. We record adjustments to our inventory valuation for estimated excess, obsolete and non-sellable inventories based on assumptions about future demand, past usage, changes to manufacturing processes and overall market conditions. We expect cost of goods sold to increase in absolute dollars to the extent more of our products are sold.

We calculate gross margin as gross profit divided by revenue. Our gross margin has been and will continue to be affected by a variety of factors, including primarily average selling prices, product sales mix, production and ordering volumes, manufacturing costs, product yields, replacement of expired product, headcount, and cost-reduction strategies. We expect our gross margin to increase over the long-term as our production and ordering volumes increase and as we spread the fixed portion of our overhead costs over a larger number of units produced, potentially offset by inflationary pressures and investments in additional operational infrastructure in both our California and Minnesota facilities. Specifically, we have and may continue to experience inflationary and price pressures and increased labor costs and labor and staffing shortages affecting the cost of the components for our TCAR products and the wages that we pay our employees, as well as the wages our vendors pay their employees, due to challenging labor market conditions. We began commercial production at our Plymouth, Minnesota facility during the third quarter of 2022; with two manufacturing facilities, we expect our gross margin to be slightly lower than prior periods in the short term. We intend to use our design, engineering and manufacturing know-how and capabilities to further advance and improve the efficiency of our manufacturing processes, which we believe will reduce costs and have a positive long-term impact on our gross margin. However, our gross margin could fluctuate from quarter to quarter as we introduce new products, execute certain manufacturing engineering projects, adopt new manufacturing processes and technologies, and expand our distribution operations and infrastructure to support our planned long-term growth and risk mitigation. In addition, possible resurgences of COVID-19 and new virus variants may negatively impact our gross margin in the near term due to unfavorable production variances as a result of lower production and lower demand.

Research and Development Expenses

Research and development, or R&D, expenses consist primarily of engineering, product development, clinical studies to develop and support our products, regulatory expenses, medical affairs, and other costs associated with products and technologies that are in development. These expenses include employee compensation, including stock-based compensation, supplies, consulting, prototyping, testing, materials, travel expenses, depreciation and an allocation of facility overhead expenses, in each case related to R&D programs. Additionally, R&D expenses include costs associated with our clinical studies, including clinical trial design, clinical trial site initiation and study costs, data management, related travel expenses and the cost of products used for clinical trials, internal and external costs associated with our regulatory compliance and quality assurance functions and overhead costs. We expect R&D expenses as a percentage of revenue to vary over time depending on the level and timing of our new product development efforts, as well as our clinical development, clinical trial and other related activities. In addition, possible resurgences of COVID-19 and new virus variants may impact our product development efforts and clinical and regulatory matters for the foreseeable future. COVID-19 has impacted enrollment in clinical trials across the medical device industry and may affect any new trials we decide to pursue.

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

Interest Income (Expense), net

Interest income (expense), net consists primarily of cash interest expense incurred on our outstanding indebtedness and non-cash interest expense related to the accretion of closing fees and amortization of debt discount and issuance costs associated with our debt agreements. Our interest expense is offset by interest income earned on our cash, cash equivalents and investments.

Results of Operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2023	2022	2023	2022
Revenue	$44,435	$37,374	$129,864	$98,567
Costs of goods sold	12,050	9,308	37,580	26,897
Gross profit	32,385	28,066	92,284	71,670
Operating expenses:
Research and development	10,047	8,471	31,260	27,249
Selling, general and administrative	36,009	28,821	105,923	83,795
Total operating expenses	46,056	37,292	137,183	111,044
Loss from operations	(13,671)	(9,226)	(44,899)	(39,374)
Interest income (expense), net	885	(1,097)	2,202	(2,615)
Loss on debt extinguishment	—	—	—	(245)
Other income (expense), net	(2)	4	(35)	(162)
Net loss	$(12,788)	$(10,319)	$(42,732)	$(42,396)

Comparison of Three Months Ended September 30, 2023 and 2022

Revenue. Revenue increased $7.1 million, or 19%, to $44.4 million during the three months ended September 30, 2023, compared to the three months ended September 30, 2022. The increase in revenue was attributable to an increase in the number of products sold as physicians performed more TCAR procedures and as we expanded our sales territories, increased the number of new accounts, and trained more physicians in TCAR. The increase in revenue during the three months ended September 30, 2023 was impacted by the natural sales disruption resulting from the expansion of our sales and marketing infrastructure during the current year period.

Cost of Goods Sold and Gross Margin. Cost of goods sold increased $2.7 million, or 29%, to $12.1 million during the three months ended September 30, 2023, compared to the three months ended September 30, 2022. This increase was primarily attributable to the increase in the number of products sold. Gross margin for the three months ended September 30, 2023 decreased to 73%, compared to 75% in the three months ended September 30, 2022. Gross margin in the current year period was impacted by higher manufacturing costs associated with labor and materials and having two manufacturing facilities in the current year period. We began commercial production at our Plymouth, Minnesota facility towards the end of the third quarter of 2022. Gross margin in the prior year period benefitted by a revaluation of standard costs.

Research and Development Expenses. R&D expenses increased $1.6 million, or 19%, to $10.0 million during the three months ended September 30, 2023, compared to the three months ended September 30, 2022. The increase in R&D expenses was driven primarily by growth in personnel, including specifically, an increase of $1.2 million in personnel-related expenses, including stock-based compensation, as a result of increased headcount, and an increase of $0.5 million in clinical and regulatory expenses, partially offset by a decrease in outside services fees.

Selling, General and Administrative Expenses. SG&A expenses increased $7.2 million, or 25%, to $36.0 million during the three months ended September 30, 2023, compared to the three months ended September 30, 2022. This increase was due primarily to the continued expansion of our sales team and commercial efforts during the current year period, including specifically, an increase of $5.9 million in payroll and personnel-related expenses, an increase of $0.5 million in travel-related costs, an increase of $0.3 million in consulting and professional fees, an increase of $0.2 million in software-related costs, and increases in our marketing and tradeshow expenses and in the allocated costs of facilities and other related expenses. Personnel-related expenses included stock-based compensation expense of $7.8 million and $4.6 million for the three months ended September 30, 2023 and 2022, respectively.

Interest Income (Expense), Net. Interest income (expense), net increased $2.0 million, or 181%, to income of $0.9 million during the three months ended September 30, 2023, compared to an expense of $1.1 million during the three months ended September 30, 2022. This increase in net interest income was attributable to higher balances and higher weighted average interest rates on our cash, cash equivalents and investments, partially offset by interest expense from borrowings outstanding under our loan agreement.

Other Income (Expense), Net. There were no significant changes within other income (expense), net during the three months ended September 30, 2023, compared to the three months ended September 30, 2022.

Comparison of Nine Months Ended September 30, 2023 and 2022

Revenue. Revenue increased $31.3 million, or 32%, to $129.9 million during the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022. The increase in revenue was attributable to an increase in the number of products sold as physicians performed more TCAR procedures and as we expanded our sales territories, increased the number of new accounts, and trained more physicians in TCAR. Although revenue increased during the nine months ended September 30, 2023, as compared with the prior year period, the COVID-19 pandemic negatively impacted revenue early in the first quarter of 2022, as resurgences due to the Omicron variant adversely affected hospital capacity and patient behaviors. In addition, revenue during the nine months ended September 30, 2023, was impacted by the natural sales disruption resulting from the expansion of our sales and marketing infrastructure during the current year period.

Cost of Goods Sold and Gross Margin. Cost of goods sold increased $10.7 million, or 40%, to $37.6 million during the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022. This increase was primarily attributable to the increase in the number of products sold. Gross margin for the nine months ended September 30, 2023 decreased to 71%, compared to 73% in the nine months ended September 30, 2022. The gross margin decrease in the current year period was driven by unfavorable production variances, as a result of production rework being completed in the first quarter of 2023, and also by higher manufacturing costs associated with labor and materials and having two manufacturing facilities compared to one facility for most of the prior year period. Gross margin for the prior year period was adversely affected by COVID-19 related production issues in the first quarter of 2022.

Research and Development Expenses. R&D expenses increased $4.0 million, or 15%, to $31.3 million during the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022. The increase in R&D expenses was driven by growth in personnel and investment in new and ongoing R&D programs. The increase in R&D expenses was primarily attributable to an increase of $3.4 million in personnel-related expenses, including stock-based compensation, as a result of increased headcount, an increase of $1.0 million in clinical and regulatory expenses, an increase of $0.6 million related to product development materials, and an increase of $0.2 million in the allocated costs of facilities and other related expenses, partially offset by a decrease in outside services fees.

Selling, General and Administrative Expenses. SG&A expenses increased $22.1 million, or 26%, to $105.9 million during the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022. The increase in SG&A costs was due to the continued expansion of our sales team and commercial efforts, compared to the prior year period. More specifically, the increase is primarily attributable to an increase of $19.0 million in payroll and personnel-related expenses, an increase of $1.0 million in consulting and professional fees, a net increase of $1.0 million in physician training and travel-related costs, an increase of $0.6 million in the allocated costs of facilities and other related expenses, and an increase of $0.5 million in software-related costs. Personnel-related expenses included stock-based compensation expense of $22.5 million and $12.9 million for the nine months ended September 30, 2023 and 2022, respectively.

Interest Income (Expense), Net. Interest income (expense), net increased $4.8 million, or 184%, to income of $2.2 million during the nine months ended September 30, 2023, compared to an expense of $2.6 million during the nine months ended September 30, 2022. The increase in net interest income is attributable to higher average balances and higher weighted average interest rates on our cash, cash equivalents and investments, partially offset by both the increased interest rate and increased amount of borrowings outstanding under our loan agreement as a result of our May 2022 refinancing of our debt obligation as compared with the prior period.

Other Income (Expense), Net. Other income (expense), net was an expense of $35,000 for the nine months ended September 30, 2023, compared to an expense of $0.2 million during the nine months ended September 30, 2022. The expense in both periods was attributable to losses on the disposal of property and equipment. The current period expense was partially offset by $0.1 million in other income received under a job creation fund.

Liquidity and Capital Resources

Sources of Liquidity

To date, our principal sources of liquidity have been net proceeds from sales of our common stock in public offerings, private sales of our equity securities, and debt financings, as well as revenue from product sales, which we expect to be our primary source of future liquidity, and to a lesser extent, proceeds from stock option exercises and employee stock purchase plan purchases. As of September 30, 2023, we had cash, cash equivalents and investments of $197.2 million, $75.0 million outstanding principal in term loans, an additional $125.0 million in available but unused term loans, and $25.0 million in availability under a revolving credit facility with Oxford Finance LLC and its agent, or Oxford Finance.

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

Any revolving loans under the Loan Agreement accrue interest at the greater of 1-month Secured Overnight Financing Rate, or SOFR, or the Index Rate, and 0.85%, plus a margin of 3.00%. The term loans accrue interest at the greater of the Index Rate and 0.85%, plus a margin of 5.00%. The Index Rate is capped at 2.50% for purposes of the Loan Agreement. Interest on both revolving loans and term loans is payable monthly in arrears. As of September 30, 2023, the aggregate outstanding principal balance under the term loan facility was $75,000,000 with the variable interest rate capped at the maximum rate of 7.50%, and no amounts were outstanding under the revolving credit facility of the Loan Agreement. As of September 30, 2023, we were in compliance with all applicable financial covenants under the Loan Agreement.

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

We believe our existing cash, cash equivalents and investments, together with our expected revenue, will be sufficient to meet our capital requirements and fund our operations for at least the next 12 months from the issuance date of the financial statements contained in this report.

Cash Flows

The following table summarizes our cash flows for each of the periods presented below:

	Nine Months Ended
	September 30,
(in thousands)	2023	2022
Net cash (used in) provided by:
Operating activities	$(23,561)	$(29,857)
Investing activities	(5,596)	(57,117)
Financing activities	2,832	27,972
Net decrease in cash, cash equivalents and restricted cash	$(26,325)	$(59,002)

Net Cash Used in Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2023 was $23.6 million, consisting of a net loss of $42.7 million and non-cash charges of $27.8 million, partially offset by a net change in net operating assets of $8.7 million. The change in net operating assets was primarily due to increases in accounts receivable, inventories, prepaid expenses and other current assets, an increase in accounts payable due to timing of payments and a decrease in accrued liabilities due to timing of payments. The non-cash charges primarily consisted of stock-based compensation, as well as depreciation and amortization, amortization of right-of-use assets, non-cash interest expense, amortization of debt discount and debt issuance costs, and a loss on the disposal of property and equipment, partially offset by the accretion of discounts on investments.

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

Net Cash Used in Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2023 was $5.6 million, consisting of purchases of investments of $148.8 million and purchases of property and equipment of $1.1 million, partially offset by maturities of investments of $144.3 million.

Net cash used in investing activities for the nine months ended September 30, 2022 was $57.1 million. Cash used in investing reflected purchases of property and equipment of $3.4 million and purchases of investments of $53.7 million.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2023 was $2.8 million, consisting of proceeds from stock option exercises and purchases under our employee stock purchase plan.

Net cash provided by financing activities in the nine months ended September 30, 2022 was $28.0 million, consisting of proceeds from the issuance of debt of $73.9 million, net of issuance costs paid, and proceeds of $3.1 million from stock option exercises and purchases under our employee stock purchase plan, partially offset by repayment of debt of $49.0 million.

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

On May 8, 2023, we entered into an amended supply agreement with Cordis, which requires a specified minimum volume commitment from July 2023 through February 2029 based on the actual units purchased during the prior year period from July 1 through June 30, with the unit purchase price dependent upon annual volume during the same prior year period.

On September 15, 2023, we entered into a letter agreement with Andrew S. Davis, our Chief Commercial Officer, pursuant to which we agreed to provide Mr. Davis as part of a special retention package $2.0 million special cash retention bonus, payable in the following installments on the following dates: $400,000 on December 31, 2023, $400,000 on June 30, 2024, $400,000 on December 31, 2024, and $800,000 on June 30, 2025, in each case, specifically conditioned upon and subject to Mr. Davis serving as our Chief Commercial Officer on each such payment date and entering into and complying with the terms of an amended and restated employment agreement with us.

There have been no other material changes to our contractual obligations from those described above or in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 28, 2023.

Critical Accounting Policies and Estimates

There have been no significant and material changes in our critical accounting policies during the three and nine months ended September 30, 2023, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Conditions and Results of Operations - Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 28, 2023.

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

Interest Rate Risk

We had cash, cash equivalents and investments of $197.2 million as of September 30, 2023, which consisted of bank deposits, money market funds, U.S. treasury bills, U.S. government securities, commercial paper, corporate bonds/notes, and agency bonds/notes. The primary objectives of our investment activities are the preservation of capital and support of our liquidity requirements. Our investments are exposed to market risk due to fluctuations in interest rates, which may affect our income and the fair market value of our investments. If interest rates rise, the market value of our investments may decline, which could result in a realized loss if we sell an investment before its scheduled maturity.

We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. A hypothetical 10% change in interest rates would not have a material impact on the value of our cash and cash equivalents or our investments as of September 30, 2023.

We are also subject to interest rate risk from variable interest rates applicable to borrowings under our Loan Agreement in light of the variable interest rates thereunder. Any revolving loans under the Loan Agreement accrue interest at the greater of 1-month SOFR, or the Index Rate, and 0.85%, plus a margin of 3.00%. The term loans accrue interest at the greater of the Index Rate and 0.85%, plus a margin of 5.00%. The Index Rate is capped at 2.50% for purposes of the Loan Agreement. As of September 30, 2023, the aggregate outstanding principal balance under the term loan facility was $75,000,000 with the variable interest rate capped at the maximum rate of 7.50% and no amounts were outstanding under the revolving credit facility.

Credit Risk

As of September 30, 2023 and December 31, 2022, a portion of our cash and cash equivalents was maintained with Silicon Valley Bank, a division of First Citizens Bank, or SVB, and exceeded federally insured limits. Substantially all of our cash equivalents and investments reside in a custodial account held by a third party, in which SVB Asset Management is the advisor. On March 10, 2023, SVB was shut down and placed under receivership with the Federal Deposit Insurance Corporation, or FDIC, by the California Department of Financial Protection and Innovation. On March 26, 2023, the FDIC announced it had entered into a purchase and assumption agreement with First Citizens Bank & Trust Company under which all of SVB’s deposits were assumed. As of the issuance date of the financial statements included in this report, we have not experienced any losses on our deposits and all of our cash deposited with SVB has been accessible to us.

As of September 30, 2023, our cash equivalents and investments are invested in highly rated money market funds, U.S. treasury bills, U.S. government securities, commercial paper, corporate bonds/notes, and agency bonds/notes. Uncertain financial markets, or a U.S. sovereign default or threat thereof, could result in a tightening in the credit markets, a reduced level of liquidity in many financial markets, and extreme volatility in fixed income and credit markets. The credit ratings of securities in our investments could deteriorate and may have an adverse impact on the carrying value of these investments.

Our accounts receivable primarily relate to revenue from the sale of our products to hospitals and medical centers in the United States. No customer represented 10% or more of our accounts receivable as of September 30, 2023 or December 31, 2022.

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

•Our business is dependent upon the total market opportunity for TCAR and our ability to penetrate it through continued adoption of TCAR by hospitals and physicians.

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

•The market for our products is highly competitive. If our competitors are able to develop or market carotid artery disease treatments that are safer, more effective or gain greater acceptance in the marketplace than any products we develop, our commercial opportunities will be reduced or eliminated.

•During the first nine months of 2023, we expanded our sales and marketing infrastructure, including number of sales personnel and sales territories, to help us drive and support revenue growth and we intend to continue this expansion. These changes naturally result in some sales disruption, which disruption adversely affected our revenue during the first and third quarters of 2023 and will likely continue to adversely affect our revenue through the first half of 2024.

•Our actual operating results have differed in the past, and in the future may differ, significantly from our guidance, which has caused, and could continue to cause, the market price of our common stock to decline.

•Our failure to manage the transition associated with our Chief Executive Officer, retain our existing senior management team, or continue to attract qualified new personnel could have a material adverse effect on our business.

Risks Related to Our Intellectual Property

•We may become a party to intellectual property litigation or administrative proceedings that could be costly and could interfere with our ability to sell and market our products.

•Our success depends on our ability to obtain, maintain and protect our intellectual property rights.

Risks Related to Government Regulation

•Healthcare policy changes, including legislation reforming the U.S. healthcare system, could harm our business, financial condition and results of operations.

•Our products have in the past and could in the future be subject to product recalls that could harm our reputation or increase the probability of inspection by, or additional scrutiny from, the FDA or other relevant regulatory bodies.

•Changes in the CMS fee schedules and other reimbursement requirements, such as those in revised NCD 20.7, may affect our hospital customers and thereby harm our revenue and operating results.

Risks Related to Our Business

We have a history of net losses, and we expect to incur operating losses in the future and we may not be able to achieve or sustain profitability.

We have incurred net losses since our inception in March 2007. For the nine months ended September 30, 2023, we had a net loss of $42.7 million and we expect to continue to incur additional losses in the future. As of September 30, 2023, we had an accumulated deficit of $386.4 million. To date, we have financed our operations primarily through equity and debt financings and from sales of our portfolio of TCAR products. The losses and accumulated deficit have primarily been due to the substantial investments we have made to develop our products, as well as for costs related to general research and development, including clinical and regulatory initiatives to obtain marketing approval, sales and marketing efforts, investments in manufacturing and distribution capacity, and other infrastructure improvements.

Over the next several years, we expect to continue to devote a substantial amount of our resources to increase adoption of TCAR using our products, expand commercialization efforts in the United States and select international markets, improve and expand reimbursement for TCAR, conduct clinical studies, and develop additional products. No assurance can be provided that our strategic initiatives will be successful or lead us to profitability. In addition, as a public company, we incur significant legal, accounting, director and officer liability insurance and other expenses, all of which continue to increase. Accordingly, we expect to continue to incur operating losses for the foreseeable future and we cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will sustain profitability. Our failure to achieve and sustain profitability in the future or within a timeline expected by investors will make it more difficult to finance our business and accomplish our strategic objectives, which would have a material adverse effect on our business, financial condition and results of operations and cause the market price of our common stock to decline.

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

•Adequate levels of third-party coverage and reimbursement for the procedures using our products; and

•Introduction of new products, procedures or drugs for treating carotid artery disease that compete with our products and the TCAR procedure and changes in reimbursement for our products and competing products.

It is therefore difficult to predict our future financial performance and growth, and such forecasts are inherently limited and subject to a number of uncertainties. If our assumptions regarding the market opportunity for TCAR or the risks and uncertainties we face, which we use to plan our business, are incorrect or change due to circumstances in our business or our markets, or if we do not address these risks successfully, our operating and financial results could differ materially from our expectations and our business could suffer.

In addition, because we devote substantially all of our resources to our products that enable TCAR and rely on our products and the adoption of TCAR as our sole source of revenue, any factors that negatively impact our products or TCAR, or result in a decrease in sales of products, could have a material adverse effect on our business, financial condition and results of operations.

Our business is dependent upon the total market opportunity for TCAR and our ability to penetrate it through continued adoption of TCAR by hospitals and physicians.

Our future growth and profitability largely depend on the total market opportunity for TCAR, the determination of which is inherently imprecise, and our ability to penetrate it, which is largely dependent upon our ability to increase physician awareness and adoption of TCAR and on the willingness of physicians to recommend the procedure to more of their patients. Physicians may not use our products unless they are able to determine, based on experience, clinical data, medical society recommendations and other analyses, that our products provide a safe and effective treatment alternative for carotid artery disease. Even if we are able to raise awareness and increase adoption of TCAR among physicians, physicians tend to be slow in changing their medical treatment practices and may be hesitant to select our products or TCAR for recommendation to patients for a variety of reasons, including:

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

While we believe the revised NCD 20.7 for Percutaneous Transluminal Angioplasty will lead to benefit carotid artery disease awareness in general and help grow the overall carotid intervention market, which would be a potential positive for all carotid interventions, including TCAR, no assurance can be provided that this will prove true. In addition, while we believe the higher associated procedural stroke risk for transfemoral carotid artery stenting and steep learning curve will continue to limit the pool of eligible patients and skilled interventionalists, thereby limiting the growth potential for transfemoral CAS in the near term, no assurance can be provided that this will prove true either. Accordingly, it is possible that we may experience increased future competition with stents and embolic protection devices for CAS based on the revised NCD 20.7, which could adversely affect our revenue, other financial results and business.

Physicians play a significant role in determining the course of a patient’s treatment for carotid artery disease and, as a result, the type of treatment that will be recommended or provided to a patient. This is particularly true in light of the new requirement in revised NCD 20.7 which requires a practitioner to engage in a shared decision-making interaction with the beneficiary prior to furnishing CAS. We focus our sales, marketing and education efforts primarily on vascular surgeons, and aim to educate referring physicians such as cardiologists, radiologists, neurologists, and general practitioners regarding the patient population that would benefit from TCAR. However, we cannot assure you that we will achieve broad education or market acceptance among these practitioners. For example, if diagnosing physicians who serve as the primary point of contact for patients are not made aware of TCAR, they may not refer patients to physicians for treatment using our products, and those patients may instead not seek treatment at all or may be treated with alternative procedures. In addition, some physicians may choose to utilize TCAR on only a subset of their total patient population or may not adopt TCAR at all. If a physician experiences an adverse event in one or more of their TCAR patients or elects to convert TCAR to CEA mid-procedure, they may not continue offering and performing TCAR at the same rate or at all. Further, TCAR may not fit into the workstreams of certain physicians. If we are not able to effectively demonstrate that TCAR is beneficial in a broad range of patients, adoption of TCAR will be limited and may not occur as rapidly as we anticipate, which would have a material adverse effect on our business, financial condition and results of operations. We cannot assure you that TCAR or our products will achieve broad market acceptance among hospitals and physicians. Any failure of TCAR or our products to satisfy demand or to achieve meaningful market acceptance and penetration will harm our future prospects and have a material adverse effect on our business, financial condition and results of operations.

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

Finally, the total market opportunity for TCAR could decrease if glucagon-like peptide (GLP-1) agonists are prescribed more broadly and result in less carotid artery disease and overall fewer strokes over the long term.

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

Adoption of TCAR depends upon appropriate physician training, and inadequate training may lead to adverse patient outcomes, adversely affect adoption of TCAR and adversely affect our business.

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

We may not be able to maintain an adequate supply of the components, sub-assemblies and materials that are used to manufacture our TCAR products as well as to support our research and development activities for new products. For example, certain liners and shrink tubing components used in both the ENROUTE stent and the ENROUTE NPS have been in short supply and delivery of these materials have been delayed from time to time, which could result in manufacturing delays for our TCAR products. In particular, we have increasingly become concerned with the ability of a critical supplier of certain polymer tubing materials used in our products to provide us and our third party manufacturer these polymer tubing materials on a timely basis. If this supplier is unable to provide these polymer tubing materials on a timely basis, it could result in TCAR product delays to our customers, which, in turn, would adversely affect our results of operations. Similarly, we rely on Lake Region Medical for our supply of guidewires and Nordson Medical for our balloon catheters, which have also been in short supply from time to time. If there were a shortage of supply, the cost of components, sub-assemblies and materials may increase or we may need to pay a premium to obtain sufficient supply, either of which could harm our ability to provide our products on a cost-effective basis or at all, or we may experience delays in providing our TCAR products to our customers. We also may experience delays in and increased costs for our research and development programs and clinical trials due to the inability to obtain the necessary materials to advance these programs and trials. In connection with any supply shortages, reliable and cost-effective replacement sources may not be available on short notice or at all, and this may force us to increase prices and face a corresponding decrease in demand for our TCAR products, or force us to absorb these increased costs. Our suppliers may also be impacted by supply or labor shortages which may delay or impact the availability of the components, sub-assemblies and materials needed to manufacture our TCAR products. In the event that any of our suppliers experience supply or labor shortages, delays, or were to reduce, or discontinue, production of our key product components, sub-assemblies or the materials used in our TCAR products, developing alternate sources of supply for these items would be time consuming, difficult and costly. If we or one of our suppliers were to experience a supply shortage with our components, sub-assemblies and the materials or labor necessary to manufacture our TCAR products our reputation in the market, demand for our TCAR products and our operating results may be significantly and adversely affected and new products may be delayed.

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

Any future reconsideration of the applicable Medicare NCD 20.7 – Percutaneous Transluminal Angioplasty could result in expansion, restriction, or qualification of coverage of carotid stenting procedures including TCAR. CMS’s NCD that covers TCAR and CAS is subject to change based upon the availability of new trial data and other clinical data as well as the development and availability of new medical devices and medical procedures in this space, including the medical community’s current understanding of patient selection and operator experience and their impact on periprocedural complications, among other factors that can impact patient outcomes. In particular, the comparative benefits of various revascularization procedures and medical devices to prevent future strokes in symptomatic and asymptomatic carotid stenosis patients as well as ways to optimize patient outcomes are subject to ongoing and continuous review and clinical evaluation. For example, in January 2023, CMS accepted a formal request from the Multispecialty Carotid Alliance to expand Medicare beneficiary access for carotid artery stenting with embolic protection in patients at high risk and standard risk for CEA with asymptomatic carotid artery stenosis ≥ 70% and symptomatic carotid artery stenosis ≥ 50%, including the removal of facility or operator requirements. The final decision memo was released on October 11, 2023 and is generally consistent with the proposed decision memo released on July 11, 2023. In the final decision memo, CMS determined that coverage of percutaneous transluminal angioplasty, or PTA, of the carotid artery concurrent with stenting is reasonable and necessary with the placement of a FDA approved carotid stent with a FDA-approved or cleared embolic protection device, for Medicare beneficiaries in patients with symptomatic carotid artery stenosis ≥50% and in patients with asymptomatic carotid artery stenosis ≥70% under the following conditions:

(1)Neurological assessment must be performed by a neurologist or NIH stroke scale (NIHSS) certified health professional before and after CAS.

(2)First-line evaluation of carotid artery stenosis must use duplex ultrasound.

(3)Computed-tomography angiography (CTA) or magnetic resonance angiography (MRA), if not contraindicated, must be used to confirm degree of stenosis, and provide information about the aortic arch, and extra and intra-cranial circulation.

(4)Intra-arterial digital subtraction (catheter) angiography may be used only when there is significant discrepancy between non-invasive imaging results or contraindicated for CTA or MRA.

Prior to furnishing CAS, the practitioner must engage in a shared decision-making interaction with the beneficiary. The shared decision-making interaction must include:

(1)Discussion of all treatment options for carotid stenosis including, carotid endarterectomy (CEA), CAS (which includes TCAR), and optimal medical therapy (OMT).

(2)Explanation of risks and benefits for each option specific to the beneficiary’s clinical condition.

(3)Integration of clinical guidelines (e.g., patient co-morbidities and concomitant treatments).

(4)Discussion and incorporation of beneficiary’s personal preferences and priorities in choosing a treatment plan.

Facilities must establish and maintain institutional and physician standards to support a dedicated carotid stent program. However, CMS facility approval or certification is not required. The Medicare Administrative Contractors will have discretion to make carotid artery stenting coverage determinations not addressed in NCD 20.7. While we believe the revised NCD 20.7 will benefit carotid artery disease awareness in general and help grow the overall carotid intervention market, which would be a potential positive for all carotid interventions, including TCAR, no assurance can be provided that this will prove true. In addition, while we believe the higher associated procedural stroke risk for transfemoral carotid artery stenting and steep learning curve will continue to limit the pool of eligible patients and skilled interventionalists, thereby limiting the growth potential for transfemoral CAS in the near term, no assurance can be provided that this will prove true either.

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

•Delays in enrollment in clinical trials across the medical device industry which may affect any new trials we are pursuing or decide to pursue, including our ROADSTER 3 trial, which is related to our standard surgical risk post-approval study;

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

Our actual operating results have differed in the past, and in the future may differ, significantly from our guidance, which has caused and could continue to cause the market price of our common stock to decline.

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

Any failure to successfully implement our operating strategy or the occurrence of any of the events or circumstances set forth in this Quarterly Report on Form 10-Q could result in the actual operating results being different than our guidance, and such differences may be adverse and material. The failure to achieve such guidance has in the past disappointed and in the future could disappoint investors and analysts and cause the market price of our common stock to decline. While we do not provide quarterly revenue guidance, we lowered our annual revenue guidance in connection with the release of our preliminary third quarter 2023 revenue results in October 2023, which significantly adversely affected our stock price, which has decreased from a 52-week high of $58.04 on January 13, 2023 to a 52-week low of $6.08 on October 26, 2023.

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

If we fail in our training initiatives, to increase or improve our sales and marketing capabilities or to develop broad brand awareness, our growth will be impeded and our business will suffer.

We currently rely on our direct sales force to sell our products in targeted geographic regions in the U.S., and any failure to maintain and grow our direct sales force could harm our business. The members of our direct sales force are highly trained and possess substantial technical and clinical expertise, which we believe is critical in driving adoption of TCAR. The members of our U.S. sales force are at-will employees. The loss of these personnel to competitors or otherwise could materially harm our business. If we are unable to retain our direct sales force personnel or replace them with individuals of equivalent technical and clinical expertise and qualifications, or if we are unable to successfully instill such technical and clinical expertise in replacement personnel, our revenues and results of operations could be materially harmed. The hiring and training of new sales personnel takes time and could adversely affect our sales and financial results for a particular period, as could changes in our sales territories and sales structure. In addition, we have expanded our sales and marketing infrastructure, including number of sales personnel and sales territories, to help us drive and support revenue growth and we intend to continue this expansion. These changes naturally result in some sales disruption, which disruption adversely affected our revenue during the first and third quarters of 2023 and will likely continue to adversely affect our revenue through the first half of 2024.

In order to generate future growth, we plan to continue to expand and leverage our sales, marketing, and medical affairs infrastructure to increase our trained physician and hospital customer base and our business. Identifying and recruiting qualified sales, marketing and medical affairs personnel and training them on TCAR, on applicable federal and state laws and regulations, and on our internal policies and procedures requires significant time, expense and attention. There is significant competition for direct sales personnel with strong sales skills and clinical knowledge and it often takes several months or more before a sales representative is fully trained and productive. Our business may be harmed if our efforts to expand and train our sales force do not generate a corresponding increase in revenue, and our higher fixed costs may slow our ability to reduce costs in the face of a sudden decline in demand for our products. In addition, the loss of key sales personnel could impact our physician and customer relationships and future ability to sell to certain accounts covered by such personnel. Any failure to hire, develop and retain talented sales personnel, to achieve desired productivity levels in a reasonable period of time or timely reduce fixed costs, could have a material adverse effect on our business, financial condition and results of operations.

In addition, our medical affairs department may not train physicians at a rate sufficient to expand our physician base in a manner consistent with our business plan. Our ability to increase our customer base and achieve broader market acceptance of our products will depend to a significant extent on our ability to expand our marketing efforts. We plan to dedicate significant resources to our marketing programs. Our business may be harmed if our marketing efforts and expenditures do not generate a corresponding increase in revenue. In addition, we believe that developing and maintaining broad awareness of our brand is critical to achieving broad acceptance of our products and penetrating new accounts. Brand promotion activities may not generate patient or physician awareness or increase revenue, and even if they do, any increase in revenue may not offset the costs and expenses we incur in building our brand. If we fail to successfully promote, maintain and protect our brand, we may fail to attract or retain the physician acceptance necessary to realize a sufficient return on our brand building efforts, or to achieve the level of brand awareness that is critical for broad adoption of our products.

The market for our products is highly competitive. If our competitors are able to develop or market carotid artery disease treatments that are safer, more effective or gain greater acceptance in the marketplace, than any products we develop, our commercial opportunities will be reduced or eliminated.

Our industry is highly competitive, subject to change and significantly affected by new product introductions and other activities of industry participants. CEA has historically been performed by vascular surgeons as the primary surgical solution for carotid artery disease. The major manufacturers of products, such as patches and shunts, used in connection with CEA include LeMaitre Vascular, Getinge / Maquet, Baxter, Terumo, Gore and Edwards. Some competitors market products for use in CAS, such as peripheral access kits, stents, distal and proximal embolic protection devices, guidewires, balloons and sheaths. Such companies include Abbott, Boston Scientific, Cook, Cordis, Medtronic, Terumo, Gore, Contego Medical and InspireMD. Contego Medical and InspireMD have also announced plans to develop products for TCAR. These technologies, other products that are in ongoing clinical trials, new drugs or additional indications for existing drugs could demonstrate better safety, effectiveness, clinical results, lower costs or greater physician and patient acceptance. In addition, physicians may choose to use products not labeled for TCAR in an off label fashion and competitive companies may promote their CAS products for off-label use in TCAR.

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

Because of the size of the market opportunity for the treatment of carotid artery disease, we believe potential competitors have historically dedicated and will continue to dedicate significant resources to aggressively promote their products or develop new products. New treatment options may be developed that could compete more effectively with our products due to the prevalence of carotid artery disease and the extensive research efforts and technological progress that exist within the market. This is particularly true in light of the revised NCD 20.7 – Percutaneous Transluminal Angioplasty, which expanded reimbursement coverage of transfemoral carotid artery stenting into standard surgical risk patients and could lead to increased future competition for our TCAR products.

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

Our failure to manage the transition associated with our Chief Executive Officer, retain our existing senior management team, or continue to attract qualified new personnel could have a material adverse effect on our business.

Our success depends largely on the continued services of key members of our executive management team and others in key management positions. For example, the services of our new Chief Executive Officer, Chas McKhann, Lucas Buchanan, our Chief Financial Officer and Chief Operating Officer, and Andrew Davis, our Chief Commercial Officer, are essential to driving adoption of our products and revenue growth, executing on our corporate strategy and ensuring the continued operations and integrity of financial reporting within our company. Mr. McKhann became CEO on November 2, 2023 succeeding Erica J. Rogers, who retired after having served as CEO and our Board of Directors for over 11 years. Our failure to manage this CEO change and transition, retain our existing senior management team, or continue to attract qualified new personnel could have a material adverse effect on our business. In addition, the CEO transition and any related uncertainty regarding our future business direction may be disruptive to our business and our relationships with employees and customers. Additionally, the departure of Ms. Rogers as our former CEO will result in a loss of institutional knowledge and there can be no assurances that we will be able to mitigate that loss through our transitional consulting arrangement with her. If we are unable to execute an orderly transition, our business may be adversely affected. Furthermore, the success of our business is dependent on the continuation of an experienced and talented management team. If we were to lose the benefit of the experience, efforts, and abilities of any of our key executives or members of senior management, our business could be adversely affected. While we recently implemented retention packages for our key executives and employees, any of our employees may terminate their employment with us at any time and the recent significant decline in the value of long term incentives could also negatively impact our ability to retain key employees. We do not currently maintain key person life insurance policies on any of our employees. If we lose one or more key employees, we may experience difficulties in competing effectively, developing our technologies and implementing our business strategy.

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

As of September 30, 2023, we had an aggregate of approximately $75.0 million in principal outstanding under our Loan Agreement with Oxford Finance. We must make significant interest-only monthly payments under the Loan Agreement, and the term loans outstanding under the Loan Agreement will begin to amortize in equal monthly installments beginning in July 2026 (unless we elect to extend the interest-only period by another year), which will divert resources from other activities. Our obligations under the Loan Agreement are collateralized by substantially all of our assets and we are subject to customary affirmative and negative covenants, including covenants limiting our ability and the ability of our subsidiaries to, among other things, dispose of assets, effect certain mergers, incur debt, grant liens, pay dividends and distributions on capital stock, make investments and acquisitions, and enter into transactions with affiliates, in each case subject to customary exceptions for a loan facility of this size and type. The covenants related to the Loan Agreement, as well as any future financing agreements into which we may enter, may restrict our ability to finance our operations and engage in, expand or otherwise pursue our business activities and strategies. While we have not previously breached and are not currently in breach of these or any other covenants contained in our Loan Agreement, there can be no guarantee that we will not breach these covenants in the future. Our ability to comply with these covenants may be affected by events beyond our control, and future breaches of any of these covenants could result in a default under the Loan Agreement. If not waived, future defaults could cause all of the outstanding indebtedness under the Loan Agreement to become immediately due and payable, termination of commitments to extend further credit, a 5% increase in the applicable rate of interest and the exercise by the lender of other rights and remedies provided for under the Loan Agreement. If we do not have or are unable to generate sufficient cash available to repay our debt obligations when they become due and payable, either upon maturity or in the event of a default, our assets could be foreclosed upon and we may not be able to obtain additional debt or equity financing on favorable terms, if at all, which may negatively impact our ability to operate and continue our business as a going concern.

Adverse developments with respect to the stability of financial institutions we do business with, or unstable banking, credit and/or capital market conditions generally, or the perception thereof, could adversely affect our ability to access cash, obtain additional financing, restructure or refinance our indebtedness, or meet our liquidity and debt service requirements.

The recent and potential future disruptions in access to bank deposits or lending commitments due to bank failure could materially and adversely affect our liquidity, financial condition, results of operations, business and stock price. The recent closures of Silicon Valley Bank, Signature Bank and First Republic Bank and their placement into receivership with the Federal Deposit Insurance Corporation, or FDIC, has created bank-specific and broader financial institution liquidity risk and concerns. Although the Department of the Treasury, the Federal Reserve, and the FDIC jointly released a statement that depositors at Silicon Valley Bank and Signature Bank would have access to their funds, even those in excess of the standard FDIC insurance limits, and such access to date by us to our cash and cash equivalents held at SVB has been uninterrupted, future adverse developments with respect to specific financial institutions or the broader financial services industry may lead to market-wide liquidity shortages. The failure of any bank in which we deposit our funds could reduce the amount of cash we have available for our operations or delay our ability to access such funds. As of September 30, 2023 and December 31, 2022, a portion of our cash and cash equivalents was maintained with SVB and exceeded federally insured limits. Substantially all of our cash equivalents and investments reside in a custodial account held by a third party, in which SVB Asset Management is the advisor. As of the issuance date of this Quarterly report on Form 10-Q, we have not experienced any losses on our deposits and all of our cash deposited with SVB has been accessible to us, although no assurance can be provided that we will not experience any future losses on our deposits or access to our cash equivalents and investments. As of September 30, 2023, our cash equivalents and investments are invested in highly rated money market funds, U.S. treasury bills, U.S. government securities, commercial paper, corporate bonds/notes, and agency bonds/notes. Uncertain financial markets, or a U.S. sovereign default or threat thereof, could result in a tightening in the credit markets, a reduced level of liquidity in many financial markets, and extreme volatility in fixed income and credit markets. The credit ratings of securities in our investments could deteriorate and may have an adverse impact on the carrying value of these investments. Any such failure may increase the possibility of a sustained deterioration of financial market liquidity, or illiquidity at clearing, cash management and/or custodial financial institutions. In the event we have a commercial relationship with a bank or lender that has failed or is otherwise distressed or if other banks and financial institutions enter receivership or become insolvent in the future, we may experience delays or other issues in accessing our cash and meeting our financial obligations. In addition, any future unstable banking, credit and/or capital market conditions could also adversely affect our ability to obtain additional financing, restructure or refinance our indebtedness, if needed, or meet our liquidity and debt service requirements or the ability of our suppliers, vendors, customers and others in which we do business to do any of the foregoing with respect to their respective businesses.

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

In the ordinary course of our business, we may become exposed to, or collect, store, or otherwise process sensitive data, including procedure-based information and legally-protected health information, credit card, and other financial information, insurance information, and other potentially personally identifiable information. We also store and process sensitive intellectual property and other proprietary business information. We rely on IT systems, networks and services, including internet sites, data hosting and processing facilities and tools, physical security systems and other hardware, software and technical applications and platforms, some of which are managed, hosted, provided and/or used by third parties or their vendors, to assist in conducting our business, and they also face numerous security threats. The ever-increasing use and evolution of technology, including cloud-based computing and artificial intelligence, creates opportunities for the unintentional dissemination or intentional destruction of confidential information stored in our or our third party providers' systems, portable media or storage devices.

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

In addition, our IT systems require an ongoing commitment of significant resources to maintain, protect, and enhance existing systems and develop new systems. This enables us to keep pace with continuing changes in information processing technology, evolving legal and regulatory standards, the increasing need to protect patient and customer information, changes in the techniques used to obtain unauthorized access to data and information systems, and the IT needs associated with our evolving products. There can be no assurance that our efforts (including, but not limited to, consolidating, protecting, upgrading, and expanding our systems and capabilities, continuing to build security into the design of our products, and developing new systems to keep pace with continuing changes in information processing technology, including, but not limited to, generative artificial intelligence platforms) will be successful or that additional systems issues will not arise in the future.

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

Risks Related to Ownership of Our Common Stock

The market price of our common stock in the past has been and may continue to be volatile and fluctuate substantially, which could result in substantial losses for purchasers of our common stock.

•The market price of our common stock in the past has been and may continue to be highly volatile and may fluctuate substantially due to many factors, including, without limitation:

•Analysts’ estimates, investors’ perceptions, recommendations by securities analysts, the loss of analyst coverage or our failure to achieve analysts’ estimates, which failure to achieve analysts’ estimates occurred with both our first quarter 2023 and third quarter 2023 financial results;

•Quarterly variations in our or our competitors’ results of operations;

•Periodic fluctuations in our revenue, which could be due in part to the way in which we recognize revenue;

•The financial and business projections we may provide to the public, any changes in these projections or our failure to meet these projections, which occurred when we revised downward our annual revenue guidance in October 2023;

•General market conditions and other factors unrelated to our operating performance or the operating performance of our competitors, including deteriorating market conditions due to investor concerns regarding inflation, interest rate and economic policies, supply chain issues, geopolitical tensions including the war between Russia and Ukraine, the war between Israel and Hamas and changes in China-Taiwan relations;

•Changes in reimbursement by current or potential payers, including CMS’s final decision on NCD 20.7, Percutaneous Transluminal Angioplasty, that provides coverage stipulations for CAS and TCAR;

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

•The loss of key personnel, including changes in our board of directors and management, such as the recent retirement of our prior CEO and appointment of a new CEO;

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

In addition, in the past, stockholders have instituted securities class action litigation following periods of market volatility, especially significant drops in stock price like we have recently experienced. Such litigation could subject us to substantial costs, divert resources and the attention of management from our business and harm our business, results of operations, financial condition and reputation. These factors may materially and adversely affect the market price of our common stock.

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

We value constructive input from our stockholders, and our Board of Directors and management team are committed to acting in the best interests of our stockholders. However, stockholders may from time to time engage in proxy solicitations, advance stockholder proposals or otherwise attempt to effect changes or acquire control over the Company. Responding to proxy contests and other actions by activist stockholders can be costly and time-consuming, disrupting our operations and diverting the attention of our Board of Directors and senior management from the pursuit of business strategies. In addition, perceived uncertainties as to our future direction, strategy or leadership created as a consequence of activist stockholder initiatives may result in the loss of potential business opportunities, harm our ability to attract new investors, customers, employees, and joint venture partners, and cause our stock price to experience periods of volatility or stagnation. The recent significant drop in our stock price makes us particularly vulnerable to activist investors at this time.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended September 30, 2023, none of our directors or “officers” (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of SEC Regulation S-K, except that on September 8, 2023, Richard M. Ruedy, our Executive Vice President of Clinical, Regulatory Affairs, and Quality Assurance, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 9,300 shares of our common stock. The duration of the trading arrangement is until September 18, 2024, or earlier if all transactions under the trading arrangement are completed. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). In addition, in Item 5 of Part II of our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023, we inadvertently omitted the disclosure of a new Rule 10b5-1 trading arrangement entered into by Elizabeth H. Weatherman, one of our directors, on June 12, 2023 providing for the sale from time to time of an aggregate of up to 125,000 shares of our common stock. The duration of the trading arrangement is until September 13, 2024.

Item 6. Exhibit Index

The exhibits listed in the accompanying index to exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
3.1**	Amended and Restated Certificate of Incorporation of Silk Road Medical, Inc.	8-K	001-38847	3.1	4/8/2019
3.2**	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Silk Road Medical, Inc.	8-K	001-38847	3.1	6/22/2021
3.3**	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Silk Road Medical, Inc.	8-K	001-38847	3.1	6/23/2023
3.4**	Amended and Restated Bylaws of Silk Road Medical, Inc.	8-K	001-38847	3.1	3/15/2023
4.1**	Specimen Common Stock Certificate of Silk Road Medical, Inc.	S-1	333-230044	4.1	8/6/2019
4.2**	Amended and Restated Stockholders Agreement dated July 7, 2017 among Silk Road Medical, Inc. and certain stockholders.	S-1	333-230044	4.3	8/6/2019
10.1**	Letter Agreement dated as of September 15, 2023 between Silk Road Medical, Inc. and Andrew S. Davis.	8-K	001-38847	10.1	9/15/2023
10.2**	Amended and Restated Employment Agreement dated as of September 15, 2023 between Silk Road Medical, Inc. and Andrew S. Davis.	8-K	001-38847	10.2	9/15/2023
31.1*	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*#	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

SILK ROAD MEDICAL, INC.

November 8, 2023	By:	/s/ Charles S. McKhann
Charles S. McKhann
Chief Executive Officer and Director (principal executive officer)

November 8, 2023	By:	/s/ Lucas W. Buchanan
Lucas W. Buchanan
Chief Financial Officer and Chief Operating Officer (principal financial officer)

November 8, 2023	By:	/s/ Mhairi L. Jones
Mhairi L. Jones
Chief Accounting Officer and Vice President, Finance (principal accounting officer)