Form 10-K
period 2023-12-31
Silk Road Medical Inc
filed 2024-02-28
CIK 1397702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________________

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $1.2 billion as of June 30, 2023 based on the closing sale price of the registrant’s common stock on the Nasdaq Global Select Market on such date. Solely for purposes of this disclosure, shares of common stock held by executive officers and directors of the registrant as of such date have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 23, 2024, the number of outstanding shares of the registrant's common stock, par value $0.001 per share, was 39,174,619.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for our 2024 Annual Meeting of Stockholders, or the 2024 Proxy Statement, are incorporated by reference into Part III of this report where indicated. The 2024 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements concerning our business, operations and financial performance and condition, as well as our plans, objectives and expectations for our business, operations, prospects, and financial performance and condition. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements within the meaning of the federal securities laws and are made pursuant to the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “potential,” “positioned,” “seek,” “should,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology, or the use of future dates.

These forward-looking statements include, but are not limited to, statements about the following subjects:

•our goal to establish transcarotid artery revascularization, or TCAR, as the standard of care for the treatment of carotid artery disease;

•our 2024 strategic priorities to grow, strengthen and diversify our business;

•our plans to conduct further clinical trials and anticipated enrollment, clinical sites, completion, results and timing thereof;

•our plans and expected timeline related to our products, including timing of commercial launch, or developing new products, to address additional indications or to obtain regulatory approvals or clearances or otherwise;

•the expected use of our products by physicians, including market awareness, acceptance and adoption of our products, and anticipated increased utilization of our products and market penetration;

•our expectations regarding the number of procedures that will be performed with our products, the number of physicians we expect to train, and the number of our sales territories;

•our ability to obtain, maintain and expand regulatory approvals and clearances for our current products and any new products we create;

•the expected growth of our business and our organization;

•our expectations regarding government and third-party payer coverage and reimbursement and the anticipated effect of such decisions;

•our ability to manage our recent Chief Executive Officer transition and retain and recruit key personnel, including the continued expansion of our sales and marketing infrastructure, and the anticipated timing and effect of such actions;

•our ability to obtain an adequate supply of materials, components and finished goods for our products from our third-party suppliers, most of whom are single-source suppliers;

•our ability to manufacture sufficient quantities of our products with sufficient quality and the sufficiency of our current manufacturing capabilities;

•our ability to obtain and maintain intellectual property protection for our products and our business;

•our ability to expand our business into new geographic markets and the anticipated timing thereof, including in Japan and China;

•our compliance with extensive Nasdaq and U.S Securities and Exchange Commission, or SEC, requirements and government laws, rules and regulations both in the United States and internationally;

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

TCAR relies on two novel concepts - minimally-invasive direct carotid access in the neck and high-rate blood flow reversal during the procedure to protect the brain - and combines novel endovascular techniques with fundamental surgical principles. TCAR using our portfolio of products has been clinically demonstrated to reduce the upfront morbidity and mortality risks commonly associated with carotid endarterectomy while maintaining a reduction in long-term stroke risk. We have obtained U.S. Food and Drug Administration, or FDA, approvals, secured specific Medicare reimbursement coverage, and commercialize products engineered and indicated specifically for transcarotid use, in patients who require carotid revascularization and who meet certain treatment criteria. In the second quarter of 2022, we announced FDA label and Medicare coverage expansions for the use of TCAR in standard surgical risk patients in the TCAR Surveillance Project, or TSP. Effective October 11, 2023, the U.S. Centers for Medicare and Medicaid Services, or CMS, published the final decision memo for National Coverage Determination, or NCD, 20.7 expanding coverage for CAS, including TCAR, under indication B4 for both high risk and standard surgical risk patients. TCAR remains covered within the TSP as well as outside of the TSP under the revised NCD 20.7. As of December 31, 2023, more than 85,000 TCAR procedures have been performed globally, including more than 25,000 in the United States during 2023.

Carotid artery disease is the progressive buildup of plaque causing narrowing of the arteries in the front of the neck, which supply blood flow to the brain. Plaque can embolize, or break away from the arterial wall, and travel toward the brain and interrupt critical blood supply, leading to an ischemic stroke. Carotid artery disease is one of the leading causes of stroke, and stroke is one of the most catastrophic, debilitating, and costly conditions worldwide. We believe the best way to mitigate the mortality, morbidity and cost burden of stroke is to prevent strokes in the first place. Clinical evidence has demonstrated that with proper diagnosis and treatment, stroke due to carotid artery disease is mostly preventable. We believe there were approximately 4.4 million people with carotid artery disease in the United States in 2022, with an estimated 440,000 diagnoses in 2022, and existing treatment options have substantial safety and effectiveness limitations.

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

To address the invasiveness of CEA, transfemoral carotid artery stenting, or CAS, was developed in the 1990s. The CAS procedure uses minimally-invasive catheters traveling from a puncture site in the groin to place a stent in the carotid artery in the neck to restrain the plaque and prevent embolization that could cause a stroke. While both CEA and CAS have been clinically demonstrated to reduce long-term stroke risk, randomized clinical trials and other studies have shown that CAS, relative to CEA, often results in an almost two-fold increase in stroke within 30 days following treatment, which we believe is due to inadequate protection of the brain. Accordingly, to date, CEA has remained the standard of care. Therefore, we believe reducing the rate of morbidity and mortality of CEA is an unmet clinical need that continues to persist.

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

Based on the estimated 440,000 new carotid artery disease diagnoses that occurred in the United States in 2022, we believe a total annual U.S. market opportunity of approximately $3.1 billion exists for our portfolio of TCAR products. We estimate that there were approximately 172,000 carotid revascularization procedures performed in 2022, which we estimate to represent a market conversion opportunity of approximately $1.2 billion. More than 25,000 TCAR procedures were performed in 2023 in the United States using our products, representing approximately 5.7% of annual diagnoses of carotid artery disease.

The safety, effectiveness and clinical advantages of TCAR have been demonstrated in multiple clinical trials, post-market studies and registries that have been published in over 300 TCAR publications to date, representing outcomes in tens of thousands of patients. The results of our U.S. pivotal trial, ROADSTER, reflect the lowest reported 30-day stroke rate for any prospective, multicenter clinical trial of carotid stenting of which we are aware. Our ROADSTER 2 post-approval study was completed in 2019 and showed a 30-day stroke rate of 0.6% in the primary analysis population. Additionally, data on real-world outcomes of TCAR relative to CEA and CAS have continued to accrue through the ongoing TCAR Surveillance Project, which is an ongoing open-ended registry sponsored by the Society for Vascular Surgery through the Vascular Quality Initiative, or VQI. In a VQI study published in the Journal of the American Medical Association in December 2019, a propensity matched analysis of 3,286 high surgical risk patients in each cohort showed in-hospital stroke or death was significantly lower for TCAR at 1.6% versus 3.1% for CAS, p < 0.001. The statistically significant difference favoring TCAR persisted through 30 days and 1 year. In a VQI study published in the Annals of Surgery in September 2020, a propensity matched analysis of 6,384 high surgical risk patients in each cohort demonstrated significant reduction in the risk of in-hospital myocardial infarction and cranial nerve injury after TCAR compared to CEA (0.5% vs. 0.9%, p = 0.005; 0.4% vs. 2.7%, p < 0.001, respectively), with no differences in the rates of in-hospital stroke/death (1.6% TCAR and 1.6% CEA). In a more recent analysis of both high risk and standard risk surgical risk patients, a 2022 VQI study by Zhang GQ, et al published in the Journal of Vascular Surgery, compared outcomes (composite of stroke, death and myocardial infarction) using a multivariate logistic regression analysis analyzing TCAR procedures using the predicate device, TF-CAS using distal filters and CEA procedures from 2015-2020. Within the high risk patient cohort of 10,903 TCAR vs. 7,967 CEA vs. 9,896 TF-CAS procedures, TCAR demonstrated significantly lower odds of 30-day stroke, death and stroke/death and myocardial infarction for TCAR compared to both CEA and TF-CAS. Within the standard risk cohort of 4,694 TCAR vs. 33,720 CEA vs. 7,351 TF-CAS procedures, TCAR and CEA showed equivalent odds of 30-day stroke, death, and stroke/death, whereas TFCAS was associated with significantly higher risk for these endpoints. In 2023, an analysis of the National Inpatient Sample database, which is the largest all-payor inpatient database for ~35 million hospitalizations nationwide, was published by Ramsay IA, et al in the journal Operative Neurosurgery and demonstrated the risk of stroke with TCAR was significantly lower compared to CEA.

TCAR is reimbursed based on established Current Procedural Technology, or CPT, codes and International Classification of Diseases, or ICD-10, codes related to carotid artery disease and carotid artery stenting. Our ENROUTE NPS is currently the only FDA-cleared transcarotid neuroprotection device. CMS is the primary payer for carotid revascularization procedures as carotid artery disease is most often a disease of the elderly, and we estimate Medicare covers approximately 75% of patients treated.

We began commercializing our products in the United States in late 2015. Our revenue increased to $177.1 million for the year ended December 31, 2023 compared to $138.6 million for the year ended December 31, 2022, representing growth of 28%. Our net losses were $55.7 million and $55.0 million for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023 and 2022, our accumulated deficit was $399.5 million and $343.7 million, respectively.

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

Our current product portfolio consists of the following five single-use components:

ENROUTE Transcarotid Neuroprotection System

•Used to directly access the common carotid artery and establish temporary blood flow reversal

•Embolic debris is captured and filtered, returning filtered blood to the femoral vein

•Allows for flow modulation enabling lesion imaging and patient tolerability

•Only FDA-cleared transcarotid neuroprotection system

ENROUTE Transcarotid Stent System

•Cylindrical and tapered configurations with optimized cell design and auto-conforming technology

•Designed for transcarotid access, improving the accuracy and ergonomics of the TCAR procedure

•Only FDA-approved transcarotid stent system optimized for the TCAR procedure

ENHANCE Transcarotid Peripheral Access Kit	•Used to gain initial access to the common carotid artery •Only access kit specifically designed for use in the common carotid artery
ENROUTE 0.014” Guidewire	•Designed for precise and atraumatic vessel navigation and target lesion crossing for delivery of interventional devices •Short working length and proprietary tip designed for the TCAR procedure
ENROUTE Enflate Transcarotid RX Balloon Dilation Catheter

•Only transcarotid rapid exchange balloon on the market and only specialty balloon designed for the TCAR procedure

•Short working length for transcarotid access and sizes optimized for use with the ENROUTE stent system

•Highly visible radiopaque markers for accurate positioning

In the second quarter of 2023, we received 510(K) clearance for our next generation neuroprotection system, or ENROUTE NPS PLUS, which is designed to support additional ease-of-use and further minimize the risk for complications. We are planning for the upcoming launch of our ENROUTE NPS PLUS in the first half of 2024. We also received PMA approval for tapered configurations of our ENROUTE stent in the second quarter of 2023, which will provide greater choice for physicians to address the diversity of patient specific anatomy. We initiated a limited market release in the first quarter of 2024 with a full market release planned in the first half of 2024.

Clinical Data

The safety, effectiveness and clinical advantages of TCAR have been demonstrated in multiple clinical trials, post-market studies and registries that have been published in over 300 TCAR publications to date. Our first-in-human trial, the PROOF Study, was initiated as a feasibility study to assess the safety and performance of the ENROUTE NPS and later was expanded to support CE marking of the ENROUTE NPS. Data from the PROOF Study were also used to support FDA approval of the investigational device exemption, or IDE, for the ROADSTER Study. Data from the pivotal cohort of the ROADSTER Study supported FDA 510(k) clearance of the ENROUTE NPS, and a subset of the data supported pre-market, or PMA, approval of the ENROUTE stent. We have completed a post-market approval study, ROADSTER 2, which was designed to evaluate the outcomes in TCAR procedures using the ENROUTE stent used in conjunction with the ENROUTE NPS in broader, “real‑world” use among 692 patients that were enrolled. In May 2022, FDA granted approval for an expanded label indication of the ENROUTE stent allowing for treatment of patients at standard surgical risk, in addition to patients at high surgical risk. This approval was obtained by submitting a retrospective matched analysis of 5,066 standard risk TCAR patients with 15,198 CEA patients in a 1:3 ratio from VQI’s TCAR Surveillance Project and CEA registries, both sponsored by the Society for Vascular Surgery. Data on TCAR outcomes also continues to accrue through TSP, an ongoing real‑world, open-ended registry. The VQI stated that > 60,000 TCAR procedures have been submitted to the registry as of December 31, 2023.

Summary of Key Clinical Trials

Clinical Trials
	PROOF	ROADSTER	ROADSTER 2	ROADSTER 3	TCAR Surveillance Project
Study Type	First in Human	U.S. Pivotal IDE Study	U.S. Post-Approval Study	U.S. Post-Approval Study	Real world observation
CE Marking
DW-MRI Sub-Study
Patients	75 pivotal	67 Lead-in	692	Up to 400	Open Ended
	56 DW-MRI Sub-Study	141 Pivotal		with a minimum of 315 per protocol patients
78 Continued
Access
52 Stent Sub-
Study
Profile	High Surgical Risk and Standard Surgical Risk	High Surgical Risk	High Surgical Risk	Standard Surgical Risk	High Surgical Risk and Standard Surgical Risk
Status	Complete	Complete	Complete	Enrolling	Ongoing - > 60,000 TCAR cases as of December 31, 2023, per VQI
Carotid Stent Systems Used	CE Marked Carotid Stents, including the Cordis Precise Stent	FDA Approved Carotid Stents, including the Cordis Precise Stent	ENROUTE Transcarotid Stent System	ENROUTE Transcarotid Stent System	ENROUTE Transcarotid Stent System

Summary of TCAR Clinical Trial Outcomes

	PROOF	Pooled ROADSTER		ROADSTER 2
	Intention to Treat Population	Intention to Treat Population	Per-protocol	Intention to Treat Population	Per-protocol
Stroke at 30 days
All stroke	1.3%	1.4%	0.5%	1.9%	0.6%
All stroke and death	1.3%	2.3%	1.5%	2.3%	0.8%
Other adverse events at 30 days
Myocardial infarction	0.0%	1.4%	1.0%	0.9%	0.9%
Cranial nerve injury*	2.7%	0.5%	NR	1.40%	NR

(Acute)
Cranial nerve injury	2.7%	0.0%	NR	0.9%**	NR

(persisting at 6 months)
Procedural information
Mean procedure time (mins)	NR	73.2	NR	74.8	74.6
Mean length of stay (days)	NR	1.7	NR	NR	1.6

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

Among the intention-to-treat, study population, which included patients treated despite major protocol deviations, the primary endpoint event rate at 30 days was 3.5%, comprised of two strokes, two deaths, and one myocardial infarction. Of note, in the per protocol analysis, which included only patients who met all study eligibility criteria, the primary endpoint event rate was 2.9%, comprised of one stroke, two deaths, and one myocardial infarction. The data from the intention-to-treat analysis supported FDA 510(k) clearance of the ENROUTE NPS.

A continued access phase of the ROADSTER Study was conducted during the time that the 510(k) premarket notification for the ENROUTE NPS was under review by FDA. This phase enrolled an additional 78 patients with the same primary and secondary endpoints and similar results as the pivotal phase of the ROADSTER Study. The ENROUTE NPS was 510(k) cleared by the FDA in February 2015.

Following a pre-submission interaction with the FDA, the FDA permitted data from a sub-analysis of 52 patients in the ROADSTER Study who were treated with the Cordis Precise Pro RX Carotid Stent System to be used, in conjunction with existing data from Cordis on CAS clinical trials performed with the Cordis Precise Pro RX Stent System, or Precise stent, to support our pre-market approval application for the ENROUTE stent. The ENROUTE stent system and the Precise stent system share the same design for the stent implant itself, and differ only in the design of the delivery system. Based on this data, the pre-market approval application for the ENROUTE stent was approved in May 2015.

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

ROADSTER 2 U.S. Post-Market Approval Study

The ROADSTER 2 Post-Market Approval Study was a condition of PMA approval for the ENROUTE stent. The study evaluated the outcomes in TCAR using the ENROUTE stent in conjunction with the ENROUTE NPS in broader, “real world” use. Similar to the sub-analysis from the ROADSTER Study that led to PMA approval of the ENROUTE stent, the primary endpoint, was the rate of procedural success at 30 days in high surgical risk patients with a three-year minimum life expectancy in the PP study population.

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

The Society for Vascular Surgery’s TCAR Surveillance Project

The TCAR Surveillance Project was implemented in September 2016 as an initiative of the Society for Vascular Surgery Patient Safety Organization. The TCAR Surveillance Project is an ongoing, open-ended registry that was designed to monitor the safety and effectiveness of transcarotid stents placed directly into the internal carotid artery while reversing blood flow. It is intended to compare TCAR with CEA in centers that participate in the Society for Vascular Surgery VQI. The TCAR Surveillance Project was reviewed by the FDA and deemed to be a scientifically valid extension study of TCAR, thereby allowing CMS to provide coverage within the parameters of the existing National Coverage Determination (NCD 20.7). The Society for Vascular Surgery VQI is designed to improve the quality, safety, effectiveness and cost of vascular health care by collecting and exchanging information, and is available to all providers of vascular health care and their respective institutions participating in the registry. Because data from transfemoral CAS and CEA procedures are also collected in their respective registries within the Society for Vascular Surgery VQI, comparisons of TCAR to transfemoral CAS or CEA can also be made.

Eligible patients must meet the inclusion criteria specified for the TCAR Surveillance Project. This means patients must have had their TCAR procedure performed using any FDA-cleared transcarotid proximal embolic protection device utilizing flow reversal, such as our ENROUTE NPS, and any FDA-approved transcarotid stent, such as our ENROUTE stent. To date, the ENROUTE NPS is the only such device cleared and approved by the FDA. Additionally, patients had to be at high surgical risk. Following FDA’s approval expanding the indication for the ENROUTE stent to standard surgical risk patients, CMS announced expanded coverage for standard risk patients entered in TSP in June 2022. As a result, TCAR procedures performed for either high surgical risk or standard surgical risk patients who are entered into TSP are eligible for reimbursement by Medicare if the patients meet the additional requirements set forth above.

The Society for Vascular Surgery VQI has reported that 778 centers have contributed more than 60,000 TCAR procedures to the CAS VQI registry as of December 31, 2023. Over time, it is expected that physicians and academic researchers will continue to query the database and produce publications in peer review journals, and present data at medical conferences, regarding the safety and effectiveness of TCAR in real world use.

In October 2023, CMS revised the NCD to cover carotid artery stenting, including TCAR, in both high and standard surgical risk patients, following a request to re-open the NCD from a group of physicians labeled the Multispecialty Carotid Alliance, or MSCA, in June 2022. In their review and as suggested by the MSCA, CMS considered evidence published from the ACT I, CREST (long-term results), SPACE-2, and ACST-2 randomized controlled trials of CAS versus CEA, amongst other datasets. In addition, CMS reviewed multiple publications supporting TCAR including the ROADSTER and ROADSTER 2 studies, and large real-world evidence, or RWE, published datasets from the TCAR Surveillance Project within the VQI, including propensity-matched comparisons to each of CEA and CAS. Under the recent NCD, TCAR remains covered within the TSP while expanding TCAR coverage outside of the TSP, which opens up the potential for some new opportunities in hospitals that previously chose not to participate in the TSP. The revised coverage determination stipulates that such procedures must include documented shared decision-making with the patient prior to treatment, independent neurological assessments, imaging requirements and the maintenance of facility and physician standards. While these requirements are new for carotid artery stenting, they do not apply to procedures done under the auspices of the TSP.

TCAR Surveillance Project: TCAR vs. CAS

In a study published in the Journal of the American Medical Association in December 2019, TCAR was compared to CAS in a propensity score matched analysis with 3,286 pairs. TCAR was associated with a lower risk of in-hospital stroke or death (1.6% vs 3.1%; P < .001), stroke (1.3% vs 2.4%; P = .001), and death (0.4% vs 1.0%; P = .008). As expected with two minimally invasive procedures, there was no statistically significant difference in the risk of perioperative MI between the two cohorts (0.2% for TCAR vs. 0.3% for TFCAS; P = .47). At 1 year using Kaplan-Meier life-table estimation, TCAR was associated with a lower risk of ipsilateral stroke or death (5.1% vs 9.6%; hazard ratio, 0.52 [95%CI, 0.41 to 0.66]; P < .001). TFCAS was associated with more radiation (median fluoroscopy time, 5 minutes [interquartile range {IQR}, 3 to 7] vs 16 minutes [IQR, 11 to 23]; P < .001) and more contrast usage (median contrast used, 30 mL [IQR, 20 to 45] vs 80 mL [IQR, 55 to 122]; P < .001).

TCAR Surveillance Project: TCAR vs. CEA

In a study published in the Annals of Surgery in September 2020, TCAR was compared to CEA in propensity score matched high surgical risk patients who underwent TCAR or CEA for carotid artery stenosis (2016-2019). Propensity scores were calculated based on baseline clinical variables and used to match patients in the two treatment groups (n=6,384 each). The primary endpoint was the combined outcome of perioperative stroke and/or death. No significant differences were observed between TCAR and CEA in terms of in-hospital stroke/death [TCAR,1.6% vs. CEA,1.6%, P=.945], stroke [1.4% vs. 1.4%, P=.881], or death [0.4% vs. 0.3%, P=.662]. Compared to CEA, TCAR was associated with lower rates of in-hospital myocardial infarction [0.5% vs. 0.9%, P=.005], cranial nerve injury [0.4% vs. 2.7%, P<.001], and post-procedural hypertension [13% vs.18.8%, P<.001]. They were also less likely to stay in the hospital for more than one day [26.4% vs. 30.1%, P<.001]. No significant interaction was observed between procedure and symptomatic status in predicting postoperative outcomes. At one year, the incidence of ipsilateral stroke or death was similar between the two groups [HR (95%CI): 1.09 (0.87-1.36), P=.44]. This propensity-score matched analysis demonstrated significant reduction in the risk of postoperative myocardial infarction and cranial nerve injury after TCAR compared to CEA, with no differences in the rates of stroke/death. In a more recent analysis of both high risk and standard surgical risk patients, a 2022 VQI study by Zhang GQ, et al published in the Journal of Vascular Surgery, compared outcomes (composite of stroke, death and myocardial infarction) using a multivariate logistic regression analysis analyzing TCAR procedures using the predicate device, TF-CAS using distal filters and CEA procedures from 2015-2020. Within the high risk patient cohort of 10,903 TCAR vs. 7,967 CEA vs. 9,896 TF-CAS procedures, TCAR demonstrated significantly lower odds of 30-day stroke, death and stroke/death and myocardial infarction for TCAR compared to both CEA and TF-CAS. Within the standard risk cohort of 4,694 TCAR vs. 33,720 CEA vs. 7,351 TF-CAS procedures, TCAR and CEA showed equivalent odds of 30-day stroke, death, and stroke/death, whereas TFCAS was associated with significantly higher risk for these endpoints. In 2023, an analysis of the National Inpatient Sample database, which is the largest all-payor inpatient database for ~35 million hospitalizations nationwide, was published by Ramsay IA, et al in the journal Operative Neurosurgery and queried data from 2015-2019, demonstrating the risk of stroke with TCAR was significantly lower compared to CEA with multivariate analysis (OR 0.47 (95% CI, 0.25-0.87), P = .017) and after propensity-matched analysis (OR 0.50 (95% CI, 0.25-0.97), P = .042).

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

Ongoing TCAR Studies

ROADSTER 3 U.S. Post-Market Approval Study

In May 2022, we announced FDA approval of a label expansion for the ENROUTE stent for use in standard surgical risk patients. In June 2022, we announced that CMS, through collaboration with the Society for Vascular Surgery’s Patient Safety Organization and their VQI has expanded coverage for TCAR to include standard surgical risk patients within the VQI’s TCAR Surveillance Project. As a condition of FDA approval for such label expansion, we are conducting a prospective, multi-center, single-arm post-approval study, ROADSTER 3, to evaluate on-label usage of the ENROUTE stent and the ENROUTE NPS for the treatment of patients at standard risk for adverse events from carotid endarterectomy who require carotid revascularization and who are eligible for treatment with these devices. The targeted enrollment in ROADSTER 3 is at least 315 patients treated per protocol at up to 60 U.S. sites. The primary endpoint is a hierarchical composite of major adverse events defined as any death, stroke or myocardial infarction within 30 days of the index procedure, plus ipsilateral stroke within 31 days to 365 days of the TCAR procedure.

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

We market and sell our products in the United States through a direct sales organization consisting of sales management, sales representatives, known as area managers, and clinical support specialists, known as therapy development specialists. The area managers are typically complemented by one therapy development specialist in each territory. Our sales professionals have substantial experience launching and establishing new disruptive therapies and converting open surgical procedures to minimally-invasive alternatives. We primarily market our products directly to vascular surgeons, their staffs, operating room managers and hospital administrators. We also market to other specialists with experience in CEA and/or CAS with the appropriate skill set for TCAR, including neurosurgeons, cardiothoracic surgeons and non-surgical interventionalists in radiology, neuroradiology and cardiology.

Our area managers are responsible for developing territory business plans, targeting and opening new accounts, promoting the benefits of TCAR and our products, and driving adoption and penetration of TCAR. Together with the therapy development specialist, they also support the training and proper use of our TCAR portfolio of products and provide clinically consultative support for patient selection, pre-procedure planning, procedure support, and post-procedure care. As we continue to grow the size of our U.S. sales organization, with a focus on increasing adoption of TCAR by existing customers and expanding our current customer base, we expect to focus on adding a strategic mix of area managers and therapy development specialists.

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

While we do not currently sell our products in markets outside the United States, we are pursuing regulatory clearances in Japan and China. In Japan, we received Shonin approval for the ENROUTE NPS and the ENROUTE stent in the fourth quarter of 2022. During the fourth quarter of 2023, we entered into an exclusive distribution agreement for our products in Japan and we submitted our updated reimbursement application during the first quarter of 2024. In addition, in the first quarter of 2023, we received approval from China’s National Medical Products Administration, or NMPA, for our ENROUTE NPS. In the first quarter of 2024, we received NMPA approval for our ENROUTE stent, and we also entered into an exclusive distribution agreement for our products in China. In both geographies, we are conducting regulatory activities to support future clearance of our next-generation ENROUTE NPS PLUS that was cleared in the U.S. in the second quarter of 2023. Our next steps include assessing the reimbursement process and our pathway and timeline to launch.

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

Our practice is to require physicians to complete a training program before performing TCAR, which is also a regulatory requirement derived from the PMA approval of the ENROUTE stent. To facilitate training, we have developed a robust training course including clinical and procedural details as well as hands-on workshops designed to provide the highest potential for successful outcomes. We conduct physician training courses in large group, in-person formats as well as virtual and small groups. We also provide training through physician proctors on an as needed basis. As of December 31, 2023, we have trained and certified over 2,800 physicians in the United States.

We offer a series of training programs for fellows and our objective is to support them in being certified to perform TCAR upon graduation from their fellowship. TCAR is now offered in most of the teaching institutions where fellows train in the United States. TCAR is also now included as part of the examination required for board certification in vascular surgery.

Coverage and Reimbursement

CMS covers carotid artery angioplasty and stenting, including TCAR, under NCD 20.7. Since September 2016, TCAR was primarily covered under NCD 20.7 indication B3, as an FDA-approved post-approval study sponsored by the Society for Vascular Surgery’s VQI TCAR Surveillance Project. For providers participating in the VQI TSP, NCD 20.7 covers patients at high surgical risk for CEA who are either symptomatic with ≥50% stenosis or asymptomatic with ≥80% stenosis, and effective May 31, 2022, CMS expanded coverage in the VQI TSP to include the standard surgical risk population. For providers not participating in the VQI TSP, TCAR was previously only covered under NCD 20.7 indication B4 for patients at high risk for CEA and who had symptomatic carotid artery stenosis >70%.

Following a request to re-open the NCD from a group of physicians labeled the MSCA in June 2022, and effective October 11, 2023, CMS published the final decision memo for NCD 20.7 expanding coverage for CAS, including TCAR, under indication B4 for both high risk and standard surgical risk patients. TCAR continues to be covered under NCD 20.7 for percutaneous transluminal angioplasty, or PTA, according to these indications:

•B3 – Concurrent with Carotid Stent Placement in FDA-Approved Post-Approval Studies (e.g., VQI TSP)

•B4 – Concurrent with Carotid Stent Placement

Indications	B3. VQI TSP* (no change)	B4. Carotid Stent Placement (Updated 10/11/2023)	B4. Carotid Stent Placement (Original thru 10/10/2023)
Clinical Criteria
Surgical Risk Factor	•Standard Risk & High Risk		•High Risk
Symptom Status & Degree of Stenosis	•Symptomatic & ≥50% stenosis •Asymptomatic & ≥70% stenosis		•Symptomatic & ≥70% stenosis
Additional Criteria
Facility Requirements	•Facility standards and approval	•Facility and physician standards for carotid stent program	•CMS facility approval and certification
Registry or Data Collection	•Registry participation (VQI-TSP)	•Not required for coverage	•Data collection
Neurological Assessments	•Not specified	•Pre & post-op neurological assessments by a neurologist or NIHSS certified HCP	•Not specified
Imaging Guidelines	•Not specified	•Duplex US and CTA/MRA or •Duplex US and DSA when non-invasive imaging is inconclusive or CTA/MRA are contraindicated	•Not specified
Shared Decision Making	•Not specified	•Shared decision-making with patients about CEA, CAS (including TCAR), and OMT before treatment	•Not specified

*Medicare coverage for VQI TSP is based on the study protocol (clinicaltrials.gov (NCT02850588)).

Under the revised NCD 20.7, placement of an FDA-approved carotid stent with an FDA-approved or cleared embolic protection device in patients with symptomatic carotid artery stenosis ≥50% and in patients with asymptomatic carotid artery stenosis ≥70% are covered under the following conditions:

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

Prior to furnishing CAS, the practitioner must engage in a shared decision-making interaction with the beneficiary, which must include:

(1)Discussion of all treatment options for carotid stenosis, including CEA, CAS (which includes TCAR), and optimal medical therapy (OMT).

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

TCAR, like CAS, is only reimbursed by Medicare as an inpatient procedure and therefore reimbursed to hospitals under the Medicare Severity Diagnosis Related Group, or MS-DRG, system.

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

Coding for Physicians

In 2014, the Society for Vascular Surgery helped to guide an editorial change by the American Medical Association to CPT 37215 to be inclusive of TCAR. The Category I CPT code for TCAR, effective January 1, 2015, is CPT 37215: Transcatheter placement of intravascular stent(s), cervical carotid artery, open or percutaneous, including angioplasty, when performed, and radiological supervision and interpretation; with distal embolic protection. Published CMS guidance confirms that reverse flow embolic protection systems, such as our ENROUTE NPS, qualify as distal embolic protection under this code. This code has a 90-day global period. Coverage and payment for CPT code 37215 is only available from CMS in the inpatient setting, subject to the terms of the National Coverage Determination Manual Section 20.7, and facilities must establish and maintain institutional and physician standards to support a dedicated carotid stent program. Hospitals participating in the VQI are considered to meet CMS’s minimum facility standards.

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

Payment for Physicians

The 2024 national average physician professional fee payment for CPT code 37215 is approximately $951. We believe physicians feel this level of payment represents a reasonable amount for TCAR. CEA procedures are reimbursed under CPT code 35301, for which the 2024 national average physician professional fee payment is $1,084.

Payment for Hospitals

The Medicare national unadjusted 2024 hospital inpatient payment amounts for MS-DRGs 034, 035 and 036 are $27,316, $16,100 and $12,660, respectively. Based on prior procedure volumes assigned to MS-DRGs, we estimate that the weighted average payment amount across MS-DRGs 034, 035 and 036 is $15,785 in 2024. These MS DRG payments are intended to cover all hospital costs associated with treating an individual during his or her hospital stay, except for physician charges associated with performing medical procedures. We believe that facilities feel this level of payment represents a reasonable amount for the treatment of patients with TCAR. CEA procedures are reimbursed under MS-DRGs 037, 038 and 039. The national unadjusted 2024 payment amounts for MS-DRGs 037, 038 and 039 to be $23,635, $11,202 and $7,989, respectively. Based on prior procedure volumes, we estimate that the weighted average payment amount across these three Extracranial Procedure MS-DRGs to be $10,726. The base payment amounts for MS-DRGs may vary greatly by individual acute-care hospital for several reasons including but not limited to geographic, teaching status, case-mix index, and use of electronic health record systems.

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

Our research and development efforts are currently focused on improving and expanding our portfolio of TCAR products and their labeled indications for use to further improve and simplify the treatment experience for a broad base of patients and physicians. We have worked together with vascular surgeons and other physicians to develop our products. The objective of our research and development program is to leverage our engineering capabilities, clinical and regulatory organizations, and unique insights into treatment of carotid artery disease to continue to lead the TCAR category.

Our clinical research activities are currently focused on our recently closed feasibility study in acute ischemic stroke, NITE-1, as well as completing enrollment in ROADSTER 3, our post-approval study for TCAR in standard surgical risk patients. NITE-1 results, as of the date of an abstract submission to the International Stroke Conference, were included in a poster presentation in early February 2024. Final results will be submitted in a manuscript later this year.

We also have a broad intellectual property platform addressing the transcarotid approach and, in the future, we intend to leverage our expertise to develop new products targeting market opportunities and disease states that could benefit from the physiologic and engineering advantages made possible by our transcarotid approach, including in the heart, aortic arch and brain.

For the fiscal years ended December 31, 2023, 2022 and 2021, our research, development and clinical expenses were $41.3 million, $36.4 million and $27.1 million, respectively.

Seasonality

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

The major manufacturers of products, such as patches and shunts, used in connection with CEA include LeMaitre Vascular, Inc., Getinge AB, Baxter International Inc., Terumo Medical Corporation, W. L. Gore & Associates, Inc. and Edwards Lifesciences Corporation. Many of these companies are large public companies or divisions of publicly-traded companies and have several competitive advantages, including established relationships with vascular surgeons who commonly perform the CEA procedure, significantly greater name recognition and significantly greater sales and marketing resources.

Companies with actively marketed FDA-approved stents and embolic protection devices for use with CAS procedures or which could potentially be used in TCAR include Abbott Laboratories, Medtronic plc, Boston Scientific Corporation, and Cordis Corporation. Other companies have approved devices not currently marketed in the U.S., including W. L. Gore & Associates, Inc., Terumo Medical Corporation, Contego Medical Inc. and InspireMD, Inc. Additionally, some companies have stents and other products in ongoing IDE or planned IDE trials in the U.S., including Terumo Medical Corporation, Contego Medical Inc. and InspireMD, Inc. Preliminary results from Contego Medical Inc.’s PERFORMANCE II and InspireMD, Inc.’s C-Guardians studies were presented at the Vascular InterVentional Advances, or VIVA, conference in November 2023. Contego Medical Inc. and InspireMD, Inc. have also announced plans to develop products for TCAR. Many of these companies have several competitive advantages including the following: more established sales and marketing programs and networks, larger portfolio of products, longer operating histories, established relationships with healthcare professionals and greater name recognition.

Some competitors market other endovascular products that can be used in CAS and TCAR, such as peripheral access kits, guidewires, stents, balloons and sheaths. Such companies include but are not limited to Abbott Laboratories, Boston Scientific Corporation, Cordis Corporation, Medtronic plc and Cook Medical Inc.

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

•Economic benefits and cost savings;

•Price;

•Availability and amount of reimbursement; and

•Strength of clinical evidence.

We also compete against manufacturers of medications used for medical management of carotid artery disease, including aspirin and statins. Many such companies are large public companies or divisions of publicly-traded companies and have several competitive advantages including the following: established treatment patterns where drugs are generally first-line therapy and invasive procedures or surgery are considered later; established relationships with general practitioners who commonly prescribe such medications; significantly greater name recognition; and significantly greater sales and marketing resources.

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

As of December 31, 2023, we owned 179 patents globally, of which 78 were issued U.S. patents and 101 were patents outside of the United States. Our patents expire between November 2024 and July 2039. Our material patents, their jurisdiction, expiration date and the product to which they relate, are listed in the table below:

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

As of December 31, 2023, we had 96 pending patent applications globally, including 41 in the United States and 55 outside the United States.

As of December 31, 2023, we had trademark registrations for “Silk Road Medical,” the “Silk Road Medical” logo, “TCAR,” “Enroute” and the “Enroute” logo and “Enhance” in the United States, and various other countries. Including these trademark registrations, our trademark portfolio contained 101 trademark registrations/applications.

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

Manufacturing and Supply

We currently manufacture the ENROUTE NPS and ENROUTE NPS PLUS, or our ENROUTE NPS products, at our facilities in Sunnyvale, California and Plymouth, Minnesota. These facilities provide an aggregate of approximately 35,000 square feet of space for our production and distribution operations, including manufacturing, quality control and storage. We believe our combined facilities will be sufficient to meet our manufacturing needs for at least the next five years.

Our manufacturing and distribution operations are subject to regulatory requirements of the FDA’s Quality System Regulation, or QSR, for medical devices sold in the United States, set forth in 21 CFR part 820. Our quality system is also certified as demonstrating compliance to ISO 13485:2016. In July 2022, we voluntarily requested the cancellation of our CE Mark certifications for business reasons but will continue to work with our Registrar to maintain ISO 13485:2016 certifications of our quality system for both our Sunnyvale and Plymouth facilities. We may seek new CE Mark certifications in the future. We are also subject to applicable local regulations relating to the environment, waste management and health and safety matters, including measures relating to the release, use, storage, treatment, transportation, discharge, disposal, sale, labeling, collection, recycling, treatment and remediation of hazardous substances.

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

We have been an FDA registered medical device establishment and California licensed medical device manufacturer since 2011. We completed the initial FDA registration of our Plymouth, Minnesota facility in May 2022.

The FDA has conducted a total of five establishment inspections of our manufacturing facility in Sunnyvale, California. The most recent inspection in 2023 concluded with no actions indicated. The FDA conducted an initial facility inspection in our Plymouth, Minnesota location in January 2024 and a one-observation Form 483 Notice of Observation was issued pertaining to a singular piece of production equipment in relation to calibration and preventive maintenance. In response, we initiated a Corrective and Preventive Action, or CAPA, to address the 483. We believe that we are in compliance, in all material respects, with all applicable FDA requirements, including the QSR.

Since obtaining ISO 13485 certification in 2011 for the Sunnyvale facility, BSI has conducted scheduled surveillance audits annually, recertification audits every third year, and periodic audits since the initial certification period. The most recent recertification audit for Sunnyvale was conducted in September 2023 and no major non-conformities were identified. The initial ISO 13485:2016 certification of the Plymouth facility was completed in November 2023, with no major non-conformities identified. We are no longer subject to unannounced audits since our CE Mark certifications have been canceled. We believe that we are in compliance, in all material respects, with all ISO 13485 requirements.

Manufacturing of the materials and components of the ENROUTE NPS products are provided by approved suppliers, some of which are single-source suppliers of key components, sub-assemblies and materials. We purchase finished transcarotid access kits, guidewires, balloons and stents through contract manufacturers. Cordis is our contract manufacturer and currently the sole source supplier for the ENROUTE stent. We typically maintain several months’ worth of ENROUTE stents in inventory, and we estimate that it would take up to two years or more to qualify a second source supplier for our ENROUTE stent. The suppliers for our ENROUTE NPS products and our other product lines are evaluated, qualified and approved through a stringent supplier management program, which includes various evaluations, assessments, qualifications, validations, testing and inspection to ensure the supplier can meet acceptable quality requirements. We ensure a strict change control policy with our key suppliers to ensure that no component or process changes are made without our prior approval.

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

Cordis License Agreement

In December 2010, we entered into a license agreement with Cordis, which agreement was amended in May 2023 (as amended, the Cordis License Agreement). Pursuant to the Cordis License Agreement, Cordis granted us a worldwide, non-exclusive, perpetual, royalty-bearing license to certain of its intellectual property related to the PRECISE carotid stent, or the Licensed IP, for transcervical treatment of carotid artery disease with an intravascular stent for certain applications for accessing blood vessels through the neck and cervical area. Cordis may not license the Licensed IP in our licensed field of use to any other third party during the term of the Cordis License Agreement.

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

Cordis Supply Agreement

In October 2011, we entered into a supply agreement with Cordis and have since entered into several amendments, most recently in May 2023 (as amended, the Cordis Supply Agreement). Pursuant to the Cordis Supply Agreement, Cordis has assisted in the development of a transcarotid stent delivery system according to our specifications with a PRECISE carotid stent implant, or ENROUTE stent and has supplied the ENROUTE stent through preclinical and clinical trials. Cordis has agreed to supply the ENROUTE stent for our commercial sale through February 19, 2029 and has agreed to engage in good faith negotiations to extend its supply commitment beyond that date. Cordis has the exclusive right to manufacture and supply the current generation of the ENROUTE stent during the term of the Cordis Supply Agreement. If Cordis is not able to supply the ENROUTE stent, upon our election, Cordis shall permit Confluent or a third-party manufacturer to provide supply of the ENROUTE stent, provided that Cordis retains the right to manufacture and supply the ENROUTE stent to us to the extent it is able to do so. The Cordis Supply Agreement requires a specified minimum volume purchase commitment from us from July 2023 through February 2029 based on the actual units purchased during the prior year period from July 1 through June 30, with the unit purchase price dependent upon annual volume during the same prior year period.

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

Unless an exemption applies, each new or significantly modified medical device we seek to commercially distribute in the United States will require either a premarket notification to the FDA requesting permission for commercial distribution under Section 510(k) of the Federal Food, Drug and Cosmetic Act, or FDCA, also referred to as a 510(k) clearance, or approval from the FDA of a PMA application. In some cases, where no predicate device exists, Class II devices may come to market through the de novo authorization process. The 510(k) clearance, de novo authorization, and PMA processes can be resource intensive, expensive, and lengthy, and require payment of significant user fees, unless an exemption is available.

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

The Investigational Device Process

In the United States, absent certain limited exceptions, human clinical trials intended to support medical device clearance or approval require an IDE application. Some types of studies deemed to present “non-significant risk” are deemed to have an approved IDE once certain requirements are addressed and Institutional Review Board. or IRB, approval is obtained. If the device presents a “significant risk” to human health, as defined by the FDA, the sponsor must submit an IDE application to the FDA and obtain IDE approval prior to commencing the human clinical trials. The IDE application must be supported by appropriate data, such as animal and laboratory testing results, showing that it is safe to test the device in humans and that the testing protocol is scientifically sound. The IDE application must be approved in advance by the FDA for a specified number of subjects. Generally, clinical trials for a significant risk device may begin once the IDE application is approved by the FDA and the study protocol and informed consent are approved by appropriate IRBs at the clinical trial sites. There can be no assurance that submission of an IDE will result in the ability to commence clinical trials, and although the FDA’s approval of an IDE allows clinical testing to go forward for a specified number of subjects, it does not bind the FDA to accept the results of the trial as sufficient to prove the product’s safety and effectiveness, even if the trial meets its intended success criteria.

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

After a 510(k) premarket notification is submitted, the FDA determines whether to accept it for substantive review. If it lacks necessary information for substantive review, the FDA will refuse to accept the 510(k) notification. If it is accepted for filing, the FDA begins a substantive review. The Medical Device User Fee Amendments sets a performance goal of 90 days for FDA review of a 510(k) submission, but the review time can be delayed if FDA raises questions or requests additional information during the review process. As a practical matter, clearance often takes longer, and clearance is never assured. Although many 510(k) premarket notifications are cleared without clinical data, the FDA may require further information, including clinical data, to make a determination regarding substantial equivalence, which may significantly prolong the review process. If the FDA agrees that the device is substantially equivalent, it will grant clearance to commercially market the device.

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

More recently, in September 2019, the FDA finalized guidance describing an optional “safety and performance based” premarket review pathway for manufacturers of “certain, well-understood device types” to demonstrate substantial equivalence under the 510(k) clearance pathway by showing that such device meets objective safety and performance criteria established by the FDA, thereby obviating the need for manufacturers to compare the safety and performance of their medical devices to specific predicate devices in the clearance process. The FDA intends to develop and maintain a list of device types appropriate for the “safety and performance based” pathway and will continue to develop product-specific guidance documents that identify the performance criteria for each such device type, as well as the testing methods recommended in the guidance documents, where feasible.

The De Novo Process

Medical devices that the FDA has not previously classified as Class I, II or III are automatically classified into Class III regardless of the level of risk they pose. The Food and Drug Administration Modernization Act of 1997 established a new route to market for low to moderate risk medical devices that are automatically placed into Class III due to the absence of a predicate device, called the “Request for Evaluation of Automatic Class III Designation,” or the de novo classification procedure.

This procedure allows a manufacturer whose novel device is automatically classified into Class III to request down-classification of its medical device into Class I or Class II on the basis that the device presents low or moderate risk, rather than requiring the submission and approval of a PMA application. Prior to the enactment of the Food and Drug Administration Safety and Innovation Act of 2012, or FDASIA, a medical device could only be eligible for de novo classification if the manufacturer first submitted a 510(k) premarket notification and received a determination from the FDA that the device was not substantially equivalent. FDASIA streamlined the de novo classification pathway by permitting manufacturers to request de novo classification directly without first submitting a 510(k) premarket notification to the FDA and receiving a not substantially equivalent determination. De novo classification requests are also subject to the payment of user fees. Under FDASIA, the FDA is required to make a decision within 120 days following receipt of the de novo request, but the process may take significantly longer.

If the manufacturer seeks reclassification into Class II, the manufacturer must include a draft proposal for special controls that are necessary to provide a reasonable assurance of the safety and effectiveness of the medical device. If the

FDA grants the de novo request, the device may be legally marketed in the United States. However, the FDA may reject the request if it identifies a legally marketed predicate device that would be appropriate for a 510(k) notification or determines that the device is not low to moderate risk or that general controls would be inadequate to control the risks and/or special controls cannot be developed.

Once a device receives a de novo classification as a Class II device, any modification that could significantly affect its safety or efficacy, or that would constitute a major change or modification in its intended use, will require a new 510(k) clearance or, depending on the modification, another de novo request or even PMA approval.

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

If the FDA evaluation of a PMA is favorable, the FDA will issue either an approval letter, or an approvable letter, the latter of which usually contains a number of conditions that must be met in order to secure final approval of the PMA. When and if those conditions have been fulfilled to the satisfaction of the FDA, the agency will issue a PMA approval letter authorizing commercial marketing of the device, subject to the conditions of approval and the limitations established in the approval letter. If the FDA’s evaluation of a PMA application or manufacturing facilities is not favorable, the FDA will deny approval of the PMA or issue a not approvable letter. The FDA also may determine that additional tests or clinical trials are necessary, in which case the PMA approval may be delayed for several months or years while the trials are conducted and data is submitted in an amendment to the PMA, or the PMA is withdrawn and resubmitted when the data is available. The PMA process can be expensive, uncertain and lengthy and a number of devices for which the FDA approval has been sought by other companies have never been approved by the FDA for marketing.

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

Pursuant to the Shonin regulatory pathway, the PMDA may conduct audits to verify compliance with Good Clinical Practice, Documentation Reliability, and Quality Management System standards and/or regulations, in addition to inspections of the manufacturing facility and processes. Often, in the case of novel device approvals, the PMDA may require some form of post-approval study or post-market surveillance, whereby the applicant conducts a follow-up study or follows certain patient groups for a number of years and makes periodic reports to the PMDA on the clinical status of those patients when necessary to protect the public health or to provide additional or longer term safety and effectiveness data for the device.

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

If the PMDA evaluation of a Shonin application is favorable, MHLW may then issue the applicant a license for the product. This product license does not have an expiration date, however, the FMR and QMS conformity certificate expires every five years and requires renewal to keep the product in compliance on the Japanese market.

China National Medical Products Administration

China maintains a regulatory framework for medical devices directed by State Decree No. 739, “The Regulations on the Supervision and Administration of Medical Devices”. State Decree No. 739 outlines regulations on the following elements, (1) General Provisions, (2) Medical Device Product Registration and Filing, (3) Medical Device Production, (4) Operation and Use of Medical Devices, (5) Handling of Adverse Events and Recall of Medical Devices, (6) Supervision and Inspection, and (7) Legal Liability. The Chinese NMPA is charged with the administration of these regulations and coordinates its supervision with other governmental bodies, (i.e., Center for Medical Device Evaluation, Center for Medical

Device Standardization), to ensure that devices registered, imported/exported, manufactured, sold, or used in the Chinese market are safe and effective.

Our portfolio in China is subject to the State Decree No. 739 framework. Manufacturers of medical devices must classify those devices into one of three categories - Class I, Class II, or Class III - depending on the degree of risk associated with each medical device and the extent of control needed to provide reasonable assurances with respect to safety and effectiveness. Our devices are classified as Class III, a higher-risk device category requiring special measures to be strictly controlled and managed to ensure safety and effectiveness and which are subject to product registration.

Pursuant to the regulatory framework in China, manufacturers must demonstrate the following in order to successfully gain approval for a medical device:

•Appoint a Legal Agent in China;

•Obtain foreign market approval, (typically either FDA clearance/approval or EU certificate);

•Obtain certification of a Quality Management System (typically ISO 13485 certification);

•Prepare Chinese specific Product Technical Requirements (PTR); and

•Perform successful Type Testing of the product per established PTR.

The legal agent in China is a domestic representative (or service) who acts as an interface with the Chinese regulatory bodies in both pre-market and post-market phases of any medical device distributed in China. Often, a distributor serves as both the domestic distributor and the legal agent if that distributor has the appropriate Chinese licensing to do so. Additional duties of the legal agent include, but may not be limited to, the following:

•Performs product registration/filing for overseas manufacturers;

•Performs domestic post market surveillance duties, (e.g., Adverse Event reporting, recall coordination, customer compliant collection, etc.);

•Assists NMPA with inspection and quality evaluation of overseas manufacturers; and

•Manages and monitors medical device importation, sales, and distribution in China.

If the NMPA evaluation of the medical device filing is favorable, the applicant is issued a license for the product. This product license has a five (5) year expiration period and must be renewed prior to license expiry for the product to continue to be imported, sold, or distributed in China.

Pervasive and Continuing Regulation

After a device is placed on the market, numerous regulatory requirements continue to apply. These include:

•The FDA, NMPA, and PMDA QSR, which require manufacturers, including their suppliers, to follow stringent design, testing, control, documentation and other quality assurance procedures during all aspects of the manufacturing process;

•Labeling regulations and FDA prohibitions against the promotion of products for uncleared, unapproved or off-label uses;

•Medical device reporting, or MDR, regulations, which require that manufacturers report to the FDA, NMPA, and/or PMDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction were to recur;

•Medical device recalls, which require that manufacturers report to the FDA, NMPA, and PMDA any recall of a medical device, provided the recall was initiated to either reduce a risk to health posed by the device, or to remedy a violation of the FDCA, State Decree No. 47, or PMD Act caused by the device that may present a risk to health; and

•Post-market surveillance regulations, which apply when necessary to protect the public health or to provide additional safety and effectiveness data for the device.

We have registered with the FDA as a medical device manufacturer and a specification developer and have obtained a manufacturing license from the California Department of Public Health, or CDPH. The FDA and CDPH have broad post-market and regulatory enforcement powers. We are subject to unannounced inspections by the FDA and the Food and Drug Branch of CDPH to determine our compliance with the QSR and other regulations, and these inspections may include the manufacturing facilities of our suppliers. Additionally, our Registrar, BSI, regularly inspects our manufacturing, design and operational facilities to ensure ongoing ISO 13485 compliance. Further, in February 2024, the FDA issued a final rule replacing the QSR with the Quality Management System Regulation, or QMSR, which incorporates by reference the quality management system requirements of ISO 13485:2016. The FDA has stated that the standards contained in ISO 13485:216 are substantially similar to those set forth in the existing QSR. This final rule does not go into effect until February 2026.

We maintain a Foreign Manufacturer Registration with Japan’s MHLW which requires assessment of the quality system by PMDA on an ongoing basis. We also maintain a DMAH in the Japanese market that has been appropriately recognized by MHLW, which oversees quality management and operations in the Japanese market for our products licensed in Japan. Similarly, we maintain a legal agent in the Chinese market that has been appropriately recognized by NMPA, which oversees quality management and operations in the Chinese market for our products licensed in China.

Failure to comply with applicable regulatory requirements can result in enforcement action by the FDA, NMPA, or PMDA, which may include any of the following sanctions:

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

International Laws

Outside of the United States, we are subject to medical device laws and other applicable laws in countries where we operate or commercialize our medical devices. In addition to medical device laws, various countries have adopted anti-

bribery laws providing for severe consequences in the form of criminal penalties and significant fines for individuals or companies committing a bribery offense. Violations of these anti-bribery laws, or allegations of such violations, could have a negative impact on our business, results of operations and reputation.

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

U.S. Centers for Medicare and Medicaid Services

Medicare is a federal program administered by the U.S. Centers for Medicare and Medicaid Services through fiscal intermediaries and carriers. Available to individuals age 65 or over, and certain other individuals, the Medicare program provides, among other things, healthcare benefits that cover, within prescribed limits, the major costs of most medically necessary care for such individuals, subject to certain deductibles and copayments.

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

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. For example, the Budget Control Act of 2011, among other things, included reductions to CMS payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2032, unless Congress takes additional action. Additionally, the American Taxpayer Relief Act of 2012, among other things, reduced CMS payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

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

Human Capital

Our mission is to help deliver brighter patient outcomes - one procedure at a time. We recognize that our employees are key to our ability to achieve this mission and believe our employees have been and will continue to be a primary reason for our growth and success.

Recognizing the importance of our human capital, our board of directors, through the compensation committee, retains direct oversight of our human capital and oversees and reviews our culture, policies, and strategies related to human capital management, including with respect to diversity and inclusion initiatives, pay equity, talent, recruitment and development, performance management and employee engagement.

We are a certified Great Place to Work,® which certification is the only recognition based entirely on what employees report about their workplace experience. 97% of our employees say Silk Road Medical is a great place to work, compared to 57% of employees at a typical U.S.-based company, according to a Great Place To Work® 2023 Global Employee Engagement Study. We take pride in our company culture to ensure a sense of support and family among our employees.

Our Cartwheel Culture: Building and Supporting Human Capital

We understand the commitment our employees make to our company, and we take our commitment to them very seriously. Consistent with this commitment, we strive to create a work environment in which everyone is empowered to develop, to contribute, and to thrive. We strongly believe our corporate culture is the operating system that powers the company. We talk about it, obsess over it, and have even given it a name – Cartwheel Culture.

Our Cartwheel Culture is uniquely ours, and it’s one we love and nurture every day. Our Cartwheel Culture provides a shared set of beliefs that drives everyday behaviors. These include:

▪Courage: We think big. We act boldly. We take on new challenges. We challenge ourselves and our colleagues to try new things that are difficult. We take smart risks. We explore new ideas and do things differently.

▪Focus on Core Strength: We unleash our strengths and shore up weaknesses in our company, in every department and in each member of our company.

▪Flexibility: We view opportunities and challenges from all angles…even upside down. We explore all possibilities and are both willing and able to respond to changing circumstances and expectations. We make it a priority to listen and understand other people’s ideas and viewpoints.

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

Number of Employees, Tenure and Turnover

Our workforce consists of a highly-skilled, diverse, and engaged team dedicated to the company’s mission and goals. As of December 31, 2023, we had 474 active employees, all located within the United States, of whom 264 employees were engaged in sales, general and administrative activities, 95 were engaged in research and development activities, and 115 were engaged in manufacturing operations. During 2023, the number of employees increased by 60, or nearly 15%. None of our employees are represented by a labor union, and we have never experienced any employment-related work stoppages. We consider our relationship with our employees to be good.

As of December 31, 2023, 28% of our employees had been with Silk Road Medical for more than four years. While fluctuations may occur within our workforce from time to time, we track and attempt to manage our attrition rates and also analyze employee departure data so that we can continually improve upon our employee experience. During 2023, our employee turnover rate related to voluntary terminations was approximately 8%, which was 3% lower than the prior year.

Commitment to Diversity, Equity, and Inclusion

We strive to create an inclusive work environment that represents the diversity in the communities where we live and work, and we are proud of the diversity throughout our entire organization. In late 2022, we formed a Diversity, Equity, and Inclusion (DEI) Council with the mission of fostering an environment that is inclusive and welcoming to all. The Council started work with a climate assessment survey and baseline training to bring awareness, engage employees on the topic of inclusion, and create a common language. The Council’s work expanded in 2023 with a focus on employee education, cultural awareness, and DEI awareness in our HR and marketing programs.

As of December 31, 2023, women made up approximately 46% of our workforce, including 38% of our senior level leaders and 48% of our total corporate leaders. People of color made up approximately 44% of our workforce, including 21% of our senior level leaders and 27% of our total corporate leaders.

Our workforce spans approximately four generations. Baby Boomers make up about 10% of our workforce, GenX makes up about 46% of our workforce, Millennials make up about 38% of our workforce, and GenZ makes up about 6% of our workforce.

We believe that it is important to have a balanced and diverse board of directors and are committed to building and maintaining director diversity with members who bring a range of expertise, perspectives, experiences, and personal characteristics pertaining to age, race, gender, and ethnicity. As of December 31, 2023, our board of directors, which consisted of eight members, included two female directors and two directors who self-identify as an underrepresented minority.

In addition, we actively recruit candidates from a variety of backgrounds and work to ensure a fair interview and selection process. We are also active in building a diverse pipeline of candidates through our Summer @ the Road internship program. We have partnered with organizations such as East Side Prep in East Palo Alto, California, and diversity groups at several universities from which we recruit students. In 2023, we had 13 interns with 77% being people of color and 67% of engineering interns being women. Five interns accepted full-time jobs starting in 2024.

Commitment to Creating a Safe, Healthy, and Secure Work Environment

We are committed to providing a safe, healthy and secure work environment for all employees and visitors. Safety is extremely important to the company. We have developed and implemented several health and safety programs throughout our facilities with employees’ safety in mind. These programs include an Injury and Illness Prevention/AWAIR Program, an Emergency Action Plan, an Ergonomic Program, an Exposure Control Plan, a Hazard Communication Program, a Hazardous Waste Management Program, and other specialized safety programs. We support these programs and allot time for safety training. In addition, any employee working in a hospital operating room is required to wear a dosimetry badge that monitors occupational radiation exposure to ensure compliance with annual limits. Our Employee Safety Committee reviews performance monthly to discuss trends and risks, as well as opportunities for improvement. We have in place an Employee Emergency Response Team comprised of volunteers trained in First Aid, CPR, AED operation and site-specific emergency procedures. We are proud of our safety record. During 2023, our total recordable injury rate was 1.1, which is below the average for the medical device manufacturing industry. The total recordable injury rate is a standard metric comparing recordable injury rate per 100 employees.

Commitment to Competitive and Fair Compensation

We place a focus on attracting and retaining talented and experienced individuals to manage and support our operations and believe that employees should be compensated fairly for their contributions to the company. To ensure we pay our employees competitively, annual benchmarking is completed on all positions throughout the company and we use external benchmarking surveys to guide our assessment of compensation competitiveness. Our compensation program consists of three primary components: base salary, annual bonus targets (non-sales), commission plans (sales), and equity. We also offer all eligible employees the option to participate in our Employee Stock Purchase Plan or ESPP. Participants in the ESPP may purchase our common stock at a 15% discount to market price. We believe our ESPP plan, along with our new hire equity grants and refresh equity grants, helps to build an ownership mindset amongst our participating employees.

Commitment to the Health and Wellbeing of our Employees

One of our top priorities is to maintain the health and well-being of our employees and their families. We offer a comprehensive health and wellness program with a variety of options for eligible employees. Health benefits include three medical plans, dental, and vision insurance. The company covers 90% of health care premiums on behalf of our employees. Financial wellness benefits include life and disability insurance, flexible spending accounts, a health savings account with generous employer funding, a 401(k)-retirement savings program with a company match, paid time off for employees in non-exempt positions, flexible time away for employees in exempt positions, and 160 hours of child bonding pay. Additional wellness discounts and perks are offered through our health carriers. Well-being offerings include an employee assistance program, a fitness benefit of $50 a month to be used toward the fitness method of choice, a company wellness app with fitness challenges and monetary incentives, and flexible work arrangements for positions that can be performed remotely from one of our primary work locations.

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

We have an extensive training and development program in place for our salesforce that includes a robust clinical training continuum for our therapy development specialists, area managers, and area directors. Upon hire, these employees attend a training program that includes intensive clinical/practical application training the observation of live TCAR cases, followed by intermediate training with advanced clinical education. Employees in these roles also attend regular continuing education courses on clinical topics to ensure their knowledge is current.

We also actively support the professional education of employees throughout the organization, with a special focus on leadership development. We've both internally developed and thoughtfully sourced respected external programming to provide intrapersonal development as well as classes to support key professional skill sets for daily tasks, including software tools and applications. Development opportunities are thoughtfully scheduled and promoted to reach all employees with in-person classes in both physical sites and virtual class opportunities to serve the field-based employee population.

On an annual basis, our leadership team participates in talent planning exercises to identify organizational priorities, potential successors, and development needs. This practice enables us to identify the resources and skill sets needed to meet our growth objectives. Our board of directors also conducts an annual talent management review, focusing on the development of talent, diversity, and succession planning for critical positions.

Employee Engagement

We provide all employees with the opportunity to share their opinions and feedback on our culture through an engagement survey that is generally performed every year. Results of the engagement survey are measured and analyzed to enhance the employee experience, promote employee retention, drive change, and leverage the overall success of our organization. Our strong employee response was indicative of our engagement, with 82% of employees participating in the most recent survey.

Commitment to Corporate Philanthropy

Through our corporate philanthropy program, Lend a Hand, we are committed to supporting social causes and educational initiatives that help build stronger and healthier communities. Over the years, we have been involved in a variety of projects, including holiday gift drives, school backpack drives, the hand-making and donation of blankets to a local rehabilitation and healthcare center near our Sunnyvale, California headquarters, participation in the Stroke Awareness Foundation’s Fight Stroke Walk, and building bikes for underprivileged children.

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

•We are highly dependent upon our sales personnel. In addition, during 2023, we expanded our sales and marketing infrastructure, including the number of sales personnel and sales territories, to help us drive and support revenue growth. These changes naturally result in some sales disruption, which disruption adversely affected our revenue in various periods throughout 2023 and may continue to adversely affect our revenue through the first half of 2024.

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

We have incurred net losses since our inception in March 2007. For the year ended December 31, 2023, we had a net loss of $55.7 million and we expect to continue to incur additional losses in the future. As of December 31, 2023, we had an accumulated deficit of $399.5 million. To date, we have financed our operations primarily through equity and debt financings and from sales of our portfolio of TCAR products. The losses and accumulated deficit have primarily been due to the substantial investments we have made to develop our products, as well as for costs related to general research and development, including clinical and regulatory initiatives to obtain marketing approval, sales and marketing efforts, investments in manufacturing and distribution capacity, and other infrastructure improvements.

Over the next several years, we expect to continue to devote a substantial amount of our resources to increase adoption of TCAR using our products, expand commercialization efforts in the United States and select international markets, improve and expand reimbursement for TCAR, conduct clinical studies, and develop additional products. No assurance can be provided that our strategic initiatives will be successful or lead us to profitability. In addition, as a public company, we incur significant legal, accounting, director and officer liability insurance and other expenses, all of which continue to increase. Our ability to generate sufficient revenue from our existing products or from any of our products in development, to transition to profitability and generate consistent positive cash flows, is uncertain. Accordingly, we expect to continue to incur operating losses for the foreseeable future and we cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will sustain profitability. Our failure to achieve and sustain profitability in the future or within a timeline expected by investors will make it more difficult to finance our business and accomplish our strategic objectives, which would have a material adverse effect on our business, financial condition and results of operations and cause the market price of our common stock to decline.

While we believe we will continue to grow our revenues, we may be unable to sustain our historical revenue growth.

Our revenue from sales of our TCAR products has grown in each of the fiscal years since we began commercialization in 2015 and we believe it will continue to grow. Historically, we have experienced significant revenue growth but we may not achieve similar growth rates in future periods. You should not rely on our operating results for any prior quarterly or annual period as an indication of our future operating performance. Our ability to increase our revenue in future periods at our historical growth rates, or at all, will depend primarily on our ability to increase sales of our TCAR products, which, in turn, will depend in part on our success in growing our customer base and reorders from those customers. We may not be able to generate, sustain or increase revenue from our TCAR products on a quarterly or annual basis. If we cannot achieve or sustain revenue growth for an extended period, our operating results may be adversely affected and our stock price may decline. In addition, a significant amount of our operating expenses are relatively fixed due to our manufacturing, research and development, and sales and general administrative efforts. Any failure to adjust spending quickly enough to compensate for a shortfall relative to our anticipated revenue could magnify the adverse impact of such shortfalls on our results of operations.

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

•Adequate levels of third-party coverage and reimbursement for the procedures using our products; and

•Introduction of new products, procedures or drugs for treating carotid artery disease that compete with our products and the TCAR procedure, including without limitation, the approval or substitution of other stents that could be used in TCAR procedures and the effect of competing products on the average selling prices of our products, and changes in reimbursement for our products and competing products.

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

Our future growth and profitability largely depend on the total market opportunity for TCAR, the determination of which is inherently imprecise, and our ability to penetrate it, which is largely dependent upon our ability to increase physician awareness and adoption of TCAR and on the willingness of physicians to recommend the procedure to more of their patients. While we are confident in our estimate of the annual total addressable market for our TCAR products, especially since it is based on a number of internal and third-party estimates, it may prove to be incorrect. If the actual number of patients who would benefit from our products and the annual total addressable market for our products is smaller than we have estimated, it may impair our sales growth and have an adverse impact on our business. With respect to our ability to penetrate this market opportunity, physicians may not use our products unless they are able to determine, based on experience, clinical data, medical society recommendations and other analyses, that our products provide a safe and effective treatment alternative for carotid artery disease. Even if we are able to raise awareness and increase adoption of TCAR among physicians, physicians tend to be slow in changing their medical treatment practices and may be hesitant to select our products or TCAR for recommendation to patients for a variety of reasons, including:

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

•Lack of experience with TCAR as a treatment alternative to CEA;

•Familiarity and experience with CEA, and reluctance to change to or use new products and procedures; and

•Time commitment and skill development that may be required to gain familiarity and proficiency with TCAR and our products.

While we believe the revised NCD 20.7 for Percutaneous Transluminal Angioplasty will lead to benefit carotid artery disease awareness in general and help grow the overall carotid intervention market, which would be a potential positive for all carotid interventions, including TCAR, no assurance can be provided that this will prove true. In addition, while we believe the higher associated procedural stroke risk for transfemoral carotid artery stenting and steep learning curve will continue to limit the pool of eligible patients and skilled interventionalists, thereby limiting the growth potential for transfemoral CAS in the near term, no assurance can be provided that this will prove true either. During CMS review of the clinical literature and as suggested by the Multispecialty Carotid Alliance, or MSCA, CMS considered evidence published from the ACT I, CREST (long-term results), SPACE-2 and ACST-2 randomized controlled trials of CAS versus CEA, amongst other datasets. As well, in November 2023, preliminary results of newer CAS technologies in the PERFORMANCE II and C-Guardians IDE studies were presented at the late-breaking trials session Vascular InterVentional Advances, or VIVA, conference. Physicians may find these data compelling and may be more willing to try the newer transfemoral CAS products at the expense of our TCAR procedure, especially in the near term and as a result of revised NCD 20.7. Accordingly, it is possible that we may experience increased future competition from stents and embolic protection devices for CAS based on the revised NCD 20.7, which could adversely affect our revenue, other financial results and business.

Physicians play a significant role in determining the course of a patient’s treatment for carotid artery disease and, as a result, the type of treatment that will be recommended or provided to a patient. This is particularly true in light of the new requirement in revised NCD 20.7 which requires a practitioner to engage in a shared decision-making interaction with the beneficiary prior to furnishing CAS. We focus our sales, marketing and education efforts primarily on vascular surgeons, and aim to educate referring physicians such as internal medicine specialties, cardiologists, radiologists, neurologists, and general practitioners regarding the patient population that would benefit from TCAR. However, we cannot assure you that we will achieve broad education or market acceptance among these practitioners. For example, if diagnosing physicians who serve as the primary point of contact for patients are not made aware of TCAR, they may not refer patients to physicians for treatment using our products, and those patients may instead not seek treatment at all or may be treated with alternative procedures. In addition, some physicians may choose to utilize TCAR on only a subset of their total patient population or may not adopt TCAR at all. If a physician experiences an adverse event in one or more of their TCAR patients or elects to convert TCAR to CEA mid-procedure, they may not continue offering and performing TCAR at the same rate or at all. Further, TCAR may not fit into the workstreams of certain physicians. If we are not able to effectively demonstrate that TCAR is beneficial in a broad range of patients, adoption of TCAR will be limited and may not occur as rapidly as we anticipate, which would have a material adverse effect on our business, financial condition and results of operations. We cannot assure you that TCAR or our products will achieve broad market acceptance among hospitals and physicians. Any failure of TCAR or our products to satisfy demand or to achieve meaningful market acceptance and penetration will harm our future prospects and have a material adverse effect on our business, financial condition and results of operations.

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

In addition, if patient receptivity toward TCAR becomes less favorable in the future, this shift could negatively impact market acceptance of TCAR. Any negative change due to patient receptivity could also be compounded by patients reporting to physicians or other patients through word-of-mouth or social media.

Finally, the total market opportunity for TCAR could decrease if glucagon-like peptide (GLP-1) agonists are prescribed more broadly and result in less cardiovascular disease including carotid artery disease and overall fewer strokes over the long term.

Adoption of TCAR depends upon positive clinical data and medical society recommendations, and negative clinical data or medical society recommendations would adversely affect our business.

The rate of adoption of TCAR and sales of our products that facilitate the procedure is heavily influenced by clinical data. Although the Society for Vascular Surgery’s Vascular Quality Initiative contains real world data retrospectively comparing carotid revascularization procedures including TCAR, we have not conducted a randomized clinical trial of TCAR or head-to-head clinical trials to prospectively compare TCAR to the procedures historically available to patients, such as CEA or CAS, which may limit the adoption of TCAR. Additionally, the Carotid Revascularization and Medical Management for Asymptomatic Carotid Stenosis 2, or CREST-2, clinical trial currently funded by the National Institutes of Health, is ongoing and is designed to compare the effectiveness of each of CEA and CAS, in parallel randomized trials, with best medical therapy alone in standard surgical risk asymptomatic patients with carotid artery disease. The CEA trial completed enrollment in the fourth quarter of 2023. We project the CAS trial to complete enrollment later in 2024 followed by a mean follow-up period of four years. The national principal investigators have stated that results will not be published until 2026. After the follow-up period post final enrollment, the trial could conclude that medical management alone achieves the same or better therapeutic results as CEA and/or CAS, which could have an adverse impact on the adoption of TCAR. Finally, our competitors and third parties may also conduct clinical trials of our products without our participation. Unfavorable or inconsistent clinical data from existing or future clinical trials conducted by us, our competitors or third parties, the interpretation of our or other clinical data or findings of new or more frequent adverse events, could have a material adverse effect on our business, financial condition and results of operations.

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

We may not be able to maintain an adequate supply of the components, sub-assemblies and materials that are used to manufacture our TCAR products as well as to support our research and development activities for new products. For example, certain liners and shrink tubing components used in both the ENROUTE stent and the ENROUTE NPS have been in short supply and delivery of these materials have been delayed from time to time, which could result in manufacturing delays for our TCAR products. In particular, we are concerned with the ability of a critical supplier of certain polymer tubing materials used in our products to provide us and our third party manufacturer these polymer tubing materials on a timely basis. If this supplier is unable to provide these polymer tubing materials on a timely basis, it could result in TCAR product delays to our customers, which, in turn, would adversely affect our results of operations. Similarly, we rely on Lake Region Medical for our supply of guidewires, Nordson Medical for our balloon catheters, and Galt Medical for our transcarotid access kits, which have also been in short supply from time to time. If there were a shortage of supply, the cost of components, sub-assemblies and materials may increase or we may need to pay a premium to obtain sufficient supply, either of which could harm our ability to provide our products on a cost-effective basis or at all, or we may experience delays in providing our TCAR products to our customers. We also may experience delays in and increased costs for our research and development programs and clinical trials due to the inability to obtain the necessary materials to advance these programs and trials. In connection with any supply shortages, reliable and cost-effective replacement sources may not be available on short notice or at all, and this may force us to increase prices and face a corresponding decrease in demand for our TCAR products, or force us to absorb these increased costs. Our suppliers may also be impacted by supply or labor shortages which may delay or impact the availability of the components, sub-assemblies and materials needed to manufacture our TCAR products. In the event that any of our suppliers experience supply or labor shortages, delays, or were to reduce, or discontinue, production of our key product components, sub-assemblies or the materials used in our TCAR products, developing alternate sources of supply for these items would be time consuming, difficult and costly. If we or one of our suppliers were to experience a supply shortage with our components, sub-assemblies and the materials or labor necessary to manufacture our TCAR products our reputation in the market, demand for our TCAR products and our operating results may be significantly and adversely affected and new products may be delayed.

We rely on Cordis to supply the ENROUTE stent, and if Cordis fails to supply the ENROUTE stent in sufficient quantities or at all, it will have a material adverse effect on our business, financial condition and results of operations.

We rely on Cordis to manufacture the ENROUTE stent pursuant to a supply agreement, and as such, Cordis is our sole supplier of this product. While we strive to maintain an inventory of several months’ worth of ENROUTE stents to guard against potential shortfalls in supply, no assurance can be provided that this strategy will be sufficient. If we were to experience a shortfall or issue with the supply of ENROUTE stents by Cordis, we estimate that it would take up to two years or more to find an alternative supplier for our ENROUTE stent and multiple years to identify and seek approval for a different carotid stent. In addition, Cordis currently manufactures the ENROUTE stent at a facility in Juarez, Mexico. This facility has previously and in the future could become subject to a COVID-19 or other outbreak which would cause Cordis to temporarily shut down manufacturing operations, which would in turn present risk to the ongoing supply of our stents used in TCAR procedures. If Cordis’s ability to manufacture the ENROUTE stent is interrupted as a result or for any other reason, including, for example, its inability to obtain necessary or sufficient components or products from other third parties, or if Cordis experiences a product recall, cash flow or liquidity issues or breaches its supply agreement with us, we may not have a sufficient number of stents for delivery to support TCAR procedures. Any shortfall in the supply of ENROUTE stents may result in lower adoption rates for TCAR, fewer TCAR procedures being performed generally, and a material adverse effect on our business, financial condition and results of operations.

General macroeconomic factors, including inflation, price pressures, and recessionary risks, could increase our manufacturing costs and operating expenses or lower demand for our TCAR products and have a material adverse impact on our financial condition and results of operations.

The risk of a sustained economic downturn or recession and other macroeconomic factors could adversely affect customer demand for our TCAR products, or otherwise have an adverse impact on our results of operations and financial condition. We continuously monitor the effects of inflationary factors, such as increases in our cost of goods sold and selling and operating expenses, which may adversely affect our results of operations. Specifically, we are experiencing inflationary and price pressures and increased labor costs and labor and staffing shortages, affecting the cost of the components for our TCAR products and the wages that we pay our employees, as well as the wages our vendors pay their employees, due to challenging labor market conditions. Competitive, macroeconomic and regulatory conditions restrict our ability to fully recover, such as increased costs through price increases, higher costs of acquired goods and services resulting from inflation, other drivers of cost increases or reduced demand for TCAR products. We may be unable to pass these increased costs along to our customers or fully offset the impact of persistent inflation or a recession. Our inability or failure to do so could have a material adverse effect on our business, financial condition and results of operations or cause us to need to obtain additional capital earlier than anticipated. General macroeconomic factors also may affect our customers, vendors and suppliers and their ability to pay us or continue to supply us products and services, which could also adversely affect our results of operations or financial condition.

If we are not able to obtain or maintain adequate levels of third-party coverage and reimbursement for the procedures using our products, if third parties rescind or modify their coverage, or if patients are left with significant out-of-pocket costs, it would have a material adverse effect on our business, financial condition and results of operations.

TCAR is currently covered under certain circumstances for certain patients by the Centers for Medicare and Medicaid Services, or CMS, under a National Coverage Determination, and has been covered by some commercial payers, independent networks and other entities not governed by the National Coverage Determination. In the United States, we derive our revenue from sales to hospitals and medical centers, which typically bill all or a portion of the costs and fees associated with our products to various third-party payers, including Medicare, Medicaid, Veterans’ Administration, private commercial insurance companies, health maintenance organizations and other healthcare-related organizations, and then bill patients for any applicable deductibles or co-payments. For example, our contracts are with the hospitals and medical centers that purchase our products for use with TCAR and not with the commercial payers. As a result, access to adequate coverage and reimbursement for our products by third-party payers is essential to the acceptance of our products by our customers.

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

CMS released the final decision update to NCD 20.7, expanding the Medicare coverage of carotid artery stenting. CMS determined that coverage of percutaneous transluminal angioplasty, or PTA, of the carotid artery concurrent with stenting is reasonable and necessary with the placement of a FDA approved carotid stent with a FDA-approved or cleared embolic protection device, for Medicare beneficiaries in patients with symptomatic carotid artery stenosis ≥50% and in patients with asymptomatic carotid artery stenosis ≥70% under the following conditions:

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

We rely on single-source suppliers for the components, sub-assemblies and materials for our products, such as our ENROUTE stent and for certain key components, sub-assemblies and materials for our ENROUTE NPS. In addition, we rely on Lake Region Medical to supply our guidewires, Nordson Medical for our balloon catheters, and Galt Medical for our transcarotid access kits. These components, sub-assemblies and materials are critical and there are relatively few alternative sources of supply. We have not qualified or obtained necessary regulatory approvals for additional suppliers for most of these components, sub-assemblies and materials, and we do not carry a significant inventory for some of these items. While we believe that alternative sources of supply may be available, we cannot be certain whether they will be available if and when we need them, or that any alternative suppliers would be able to provide the quantity and quality of components and materials that we would need to manufacture our products if our existing suppliers were unable to satisfy our supply requirements. To utilize other supply sources, we would need to identify and qualify new suppliers to our quality standards and obtain any additional regulatory approvals required to change suppliers, which could result in manufacturing delays and increase our expenses. Our manufacturing partners, including Cordis, rely on single-source suppliers as well, and are subject to the foregoing risks.

Our and our manufacturing partners’ dependence on third-party suppliers subjects us to a number of risks that could impact our ability to manufacture our products and harm our business, financial condition and results of operations, including:

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

We face risks related to health pandemics, epidemics and other outbreaks, such as COVID-19 and its variants, which may negatively impact our business and operations.

Our business has been in the past and in the future could be adversely impacted by the effects of health pandemics, epidemics and other outbreaks, such as COVID-19 and its variants, including through:

•Postponement of TCAR procedures by physicians or their patients in response or the diversion of resources to treat patients with conditions deemed higher priority;

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

•Patients who may be reluctant to visit their physicians at their offices or in hospitals;

•Physicians not performing as many diagnostic tests for their patients and closures, staffing shortages, or reduced hours of the labs where these tests are performed, which may translate into fewer than expected TCAR procedures being performed throughout various periods of the pandemic;

•Delays in enrollment in our clinical trials, including our ROADSTER 3 trial, which is related to our standard surgical risk post-approval study;

•Governmental mandates which may impact our personnel and personnel at third-party manufacturing facilities, and the availability or cost of materials, which could disrupt our supply chain and/or reduce our margins;

•Delays in necessary interactions with local regulators, ethics committees and other third parties and contractors due to limitations in employee resources or forced furlough of government employees;

•Unavailability of key personnel or large groups of our employees due to an outbreak;

•Intermittent travel restrictions and restrictive hospital policies impacting our sales professionals and therapy development specialists who support them;

•Competition for operating room and hybrid operating rooms within hospitals that are resource constrained or have dedicated certain resources only to outbreak patients;

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

•Hospitals having issues with cash flow or ceasing doing business due to the impact of the pandemic on their operations, which could reduce the number of hospitals where TCAR is performed and adversely affect our ability to collect amounts due to us and our revenue as a result;

•The effect of an outbreak on our anticipated international expansion or regulatory approvals in some countries;

•Hospitals restricting or limiting access for non-patients, including our sales professionals and therapy development specialists, or our sales personnel choosing not to enter hospitals, which could negatively impact our access to physicians and their staff.

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

We seek to maintain sufficient levels of inventory in order to protect ourselves from supply interruptions, but keep limited components, sub-assemblies, materials and finished products on hand. To ensure adequate inventory supply and manage our operations with our manufacturing partners and suppliers, we forecast anticipated materials requirements and demand for our products in order to predict inventory needs and then place orders with our suppliers based on these predictions. Our ability to accurately forecast demand for our products would be negatively affected by many factors, including our rapid growth, product recalls, pandemics, failure to accurately manage our expansion strategy, product introductions by competitors, an increase or decrease in customer demand for our products, our failure to accurately forecast customer acceptance of new products, changes to hospital capacity, staffing, procedure and protocol changes, unanticipated changes in general market conditions or regulatory matters, weakening of economic conditions or consumer confidence and the realization of other risks as described in this section.

Inventory levels in excess of customer demand may result in a portion of our inventory becoming obsolete or expiring, as well as inventory write-downs or write-offs. Conversely, if we underestimate customer demand for our products or our own requirements for components, sub-assemblies and materials, our manufacturing partners and suppliers may not be able to deliver components, sub-assemblies and materials to meet our requirements. If we do not have adequate supply of components, sub-assemblies and materials there may be interruptions, delays or cancellations of deliveries of our TCAR products to our customers, any of which would damage our reputation, customer relationships and business. In addition, several components, sub-assemblies and materials incorporated into our products require lengthy order lead times, and additional supplies or materials may not be available when required on terms that are acceptable to us or our manufacturing partners, or at all, and our manufacturing partners and suppliers may not be able to allocate sufficient capacity in order to meet our increased requirements, any of which could have an adverse effect on our ability to meet customer demand for our products and our results of operations.

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

Our actual operating results have differed in the past, and in the future may differ, significantly from our guidance and/or analyst expectations, which has caused in the past and could again cause in the future the market price of our common stock to decline.

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

Our guidance is based upon a number of assumptions and estimates that, while presented with numerical specificity, is inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and are based upon specific assumptions with respect to future business decisions, some of which will change. We generally state possible outcomes as high and low ranges which are intended to provide a sensitivity analysis as variables are changed but are not intended to represent that actual results could not fall outside of these ranges. The principal reason that we release this data is to provide a basis for our management to discuss our business outlook with analysts and investors. Analysts and others also publish financial projections or forecasts from time to time. We do not accept any responsibility for any projections or reports published by any such persons.

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

Any failure to successfully implement our operating strategy or the occurrence of any of the events or circumstances set forth in this Annual Report on Form 10-K could result in the actual operating results being different than our guidance, and such differences may be adverse and material. The failure to achieve such guidance has in the past disappointed and in the future could disappoint investors and analysts and cause the market price of our common stock to decline. While we do not provide quarterly revenue guidance, we lowered our annual revenue guidance in connection with the release of our preliminary third quarter 2023 revenue results in October 2023, which contributed to a significant decrease in our stock price, which has decreased from a 52-week high of $58.04 on January 13, 2023 to a 52-week low of $6.08 on October 26, 2023.

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

In May 2022, we announced FDA approval of a label expansion for the ENROUTE stent for use in standard surgical risk patients. In June 2022, we announced that CMS, through collaboration with the Society for Vascular Surgery’s Patient Safety Organization and their VQI, has expanded coverage for TCAR to include standard surgical risk patients within the VQI’s TCAR Surveillance Project. As a condition of FDA approval for such label expansion, we are conducting and currently enrolling patients in a prospective, multi-center, single-arm post-approval study, ROADSTER 3, to assess real-world treatment of standard surgical risk patients with carotid artery disease using TCAR. If the ROADSTER 3 study or other studies conducted by independent researchers or organizations, or complaints or other reports from our customers or patients, reveal a higher rate of adverse events or other unexpected safety or efficacy concerns, FDA may restrict or withdraw the label expansion approval. Any future report or publication raising any material safety or efficacy concerns regarding any of our approved products or approved uses may cause CMS or other payors to modify or restrict their coverage and reimbursement policies for our products and related procedures. If any of these events were to occur, or if we fail to demonstrate continued safety and efficacy for our approved products and their indications, it may have a material adverse effect on our business, financial condition and results of operations.

Changes in public health insurance coverage and government reimbursement rates for the TCAR procedures using our products could affect the adoption of our products and our future revenue.

The federal government is considering ways to change, and has changed, the manner in which healthcare services are paid for in the United States. Individual states may also enact legislation that impacts Medicaid payments to hospitals and physicians. In addition, CMS establishes Medicare payment levels for hospitals and physicians on an annual basis, which can increase or decrease payment to such entities. Internationally, medical reimbursement systems vary significantly from country to country, with some countries limiting medical centers’ spending through fixed budgets, regardless of levels of patient treatment, and other countries requiring application for, and approval of, government or third-party reimbursement. Even if we succeed in bringing our products to market in foreign countries, uncertainties regarding future healthcare policy, legislation and regulation, as well as private market practices, could affect our ability to sell our products in commercially acceptable quantities at acceptable prices.

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

Manufacturers of medical devices have a history of price competition, and we can give no assurance that we will be able to achieve satisfactory prices for our products or maintain prices at the levels we have historically achieved. Any decline in the amount that payers reimburse our customers for TCAR could make it difficult for customers to continue using, or to adopt, our products and could create additional pricing pressure for us. In addition, the introduction of competitive stents that could be used in TCAR procedures and other products could also put pressure on the pricing of our products. If we are forced to lower the price we charge for our products, our gross margins will decrease, which will adversely affect our ability to invest in and grow our business. If we are unable to maintain our prices, or if our costs increase and we are unable to offset such increase with an increase in our prices, our margins could erode. We will continue to be subject to significant pricing pressure, which could harm our business and results of operations. Also, our use of distributors in non-U.S. countries may adversely impact our gross margins.

If we are required to vacate a facility, we may be unable to produce the products we manufacture or we may experience delays in production or an increase in costs, which could adversely affect our results of operations.

We currently maintain a portion of our manufacturing, warehouse, research and development and non-field-based sales, general and administrative operations in a building located in Sunnyvale, California, which is situated on or near earthquake fault lines. We have redundant manufacturing for our ENROUTE NPS at our Plymouth, Minnesota facility. Should either of our facilities be significantly damaged or destroyed by natural or man-made disasters, such as earthquakes, fires, tornados or other events, including climate change-related severe weather or disasters, it could take extensive time to relocate or rebuild, during which time our employees may seek other positions and our research and development would cease or be delayed. While we maintain property and business interruption insurance, such insurance has limits and would only cover the cost of rebuilding and relocating and lost revenue, but not general damage, losses caused by earthquakes, losses we may suffer due to our products being replaced by competitors’ products or loss in value due to associated decreases in our stock price. The inability to perform our research and development activities, combined with our limited inventory of materials and components and manufactured products, may cause physicians to discontinue using our products or harm our reputation, and we may be unable to reestablish relationships with such physicians in the future. Consequently, a catastrophic event at our facilities could have a material adverse effect on our business, financial condition and results of operations.

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

If we fail in our sales training initiatives, to increase or improve our sales and marketing capabilities or to develop broad brand awareness, our growth will be impeded and our business will suffer.

We currently rely on our direct sales force to sell our products in targeted geographic regions in the U.S., and any failure to continue to hire, train, maintain, motivate and grow our direct sales force could harm our business. Our operating results are directly dependent upon the sales and marketing efforts of our employees. If our direct sales force fails to adequately promote, market and sell our products, our revenue may suffer. The members of our direct sales force are highly trained and possess substantial technical and clinical expertise, which we believe is critical in driving adoption of TCAR. The members of our U.S. sales force are at-will employees. The loss of these personnel to competitors or otherwise could materially harm our business. If we are unable to retain our direct sales force personnel or replace them with individuals of equivalent technical and clinical expertise and qualifications, or if we are unable to successfully instill such technical and clinical expertise in replacement personnel, our revenues and results of operations could be materially harmed. Because the competition for qualified sales personnel is high, we cannot assure you we will be able to hire and retain sales personnel on favorable or commercially reasonable terms, if at all. Failure to hire or retain qualified sales personnel would prevent us from expanding our business and generating revenue. If we are unable to expand our sales and marketing capabilities, we may not be able to effectively commercialize our products, which could have an adverse impact on our business. In addition, the hiring and training of new sales personnel takes time and could adversely affect our revenue and financial results for a particular period, as could changes in our sales territories and sales structure. In addition, we have expanded our sales and marketing infrastructure, including number of sales personnel and sales territories, to help us drive and support revenue growth and we intend to continue this expansion. These changes naturally result in some sales disruption, which disruption adversely affected our revenue in various periods throughout 2023 and may continue to adversely affect our revenue through the first half of 2024.

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

The market for our products is highly competitive. If our competitors are able to develop or market carotid artery disease treatments or products that are safer, more effective or gain greater acceptance in the marketplace, than any products we develop, our commercial opportunities will be reduced or eliminated.

Our industry is highly competitive, subject to change and significantly affected by new product introductions and other activities of industry participants. Competition in our industry has increased with new technologies and market entrants seeking approvals for carotid disease treatment indications in the U.S. CEA has historically been performed by vascular surgeons as the primary surgical solution for carotid artery disease. The major manufacturers of products, such as patches and shunts, used in connection with CEA include LeMaitre Vascular, Inc., Getinge AB, Baxter International Inc., Terumo Medical Corporation, W.L.Gore and Associates, Inc. and Edwards Lifesciences Corporation. Some competitors market products for use in CAS, such as peripheral access kits, stents, distal and proximal embolic protection devices, guidewires, balloons and sheaths. Such companies include Abbott Laboratories, Boston Scientific Corporation, Cook Medical Inc., Cordis Corporation, Medtronic plc, Terumo Medical Corporation, W.L. Gore and Associates, Inc., Contego Medical Inc. and InspireMD, Inc. Preliminary results from Contego Medical Inc.’s PERFORMANCE II and InspireMD, Inc.’s C-Guardians IDE studies were presented at the VIVA conference in November 2023. Abbott Laboratories, Contego Medical Inc. and InspireMD, Inc. have also announced plans to develop products for TCAR. These technologies, other products that are in ongoing clinical trials, new drugs or additional indications for existing drugs could demonstrate better safety, effectiveness, clinical results, lower costs or greater physician and patient acceptance. In addition, physicians may choose to use other company stents and not our ENROUTE stent in connection with TCAR procedures, including a recently approved stent by Abbott Laboratories, or may choose to use products not labeled for TCAR in an off label fashion and competitive companies may promote their CAS products for off-label use in TCAR.

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

Because of the size of the market opportunity for the treatment of carotid artery disease, we believe potential competitors have historically dedicated and will continue to dedicate significant resources to aggressively promote their products or develop new products. New treatment options may be developed that could compete more effectively with our products due to the prevalence of carotid artery disease and the extensive research efforts and technological progress that exist within the market. This is particularly true in light of the revised NCD 20.7 – Percutaneous Transluminal Angioplasty, which expanded reimbursement coverage of transfemoral carotid artery stenting into asymptomatic and standard surgical risk patients and could lead to increased future competition for our TCAR products.

Our ability to compete depends on our ability to innovate successfully and deliver any new products in a timely manner.

The market for our products is competitive, dynamic, and marked by rapid and substantial technological development and product innovation. New entrants or existing competitors could attempt to develop and introduce products that compete directly with ours. Demand for our products and future related products could be diminished by equivalent or superior products and technologies offered by competitors. If we are unable to innovate successfully, our products could become obsolete and our revenue would decline as our customers purchase our competitors’ products.

Developing products is expensive and time-consuming and could divert management’s attention away from our core TCAR products. However, if we are unsuccessful in developing and commercializing new products, our ability to increase our revenue may be impaired. Even if we are successful in developing additional products, the success of any new product offering or enhancements to existing products will depend on several factors, including our ability to:

•properly identify and anticipate physician and patient needs;

•develop and introduce new products or product enhancements in a timely but controlled manner;

•avoid infringing upon the intellectual property rights of third-parties;

•demonstrate, if required, the safety and efficacy of new products with data from preclinical studies and clinical trials;

•obtain the necessary regulatory clearances or approvals for new products or product enhancements;

•be fully FDA-compliant with marketing of new devices or modified products;

•provide adequate training to potential users of our products;

•obtain adequate coverage and reimbursement for our customers performing procedures using our products; and

•develop an effective and dedicated sales and marketing team for any new products.

We are currently focused on improving existing products for TCAR, developing new products for TCAR, and developing new products for other disease states beyond carotid artery disease. For example, following receipt of 510(k) clearance from the FDA in September 2022, we initiated a limited market release of our ENROUTE Enflate Transcarotid RX Balloon Dilatation Catheter in the fourth quarter of 2022 and a full market release during the second quarter of 2023. In addition, we received PMA approval for tapered configurations of our ENROUTE stent in June 2023 and initiated a limited market release in the first quarter of 2024 with a full market release planned in the first half of 2024. If we are unable to continue to develop new products, applications or features due to constraints, such as insufficient cash resources, high employee turnover, inability to hire personnel with sufficient technical skills or a lack of other research and development resources, we may not be able to maintain our competitive position compared to other companies. Furthermore, many of our competitors devote a considerably greater amount of funds to their research and development programs than we do, and those that do not may be acquired by larger companies that would allocate greater resources to research and development programs. Our failure or inability to devote adequate research and development resources or compete effectively with the research and development programs of our competitors could harm our business.

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

In addition, the launch of new products if not timed correctly and if not controlled properly may result in an adverse impact on sales of such new products, as well as sales of our TCAR products. In addition, our new products may not carry the same margins as our current TCAR products, which could adversely affect our gross margins.

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

Our failure to manage the transition associated with our Chief Executive Officer, retain our existing senior management team, or continue to attract and retain qualified new personnel could have a material adverse effect on our business.

Our success depends largely on the continued services of key members of our executive management team and others in key management positions. For example, the services of our new Chief Executive Officer, or CEO, Charles S. McKhann, our Chief Financial Officer and Chief Operating Officer, Lucas W. Buchanan, and our Chief Commercial Officer, Andrew S. Davis, are essential to driving adoption of our products and revenue growth, executing on our corporate strategy and ensuring the continued operations and integrity of financial reporting within our company. Mr. McKhann became CEO on November 2, 2023 succeeding Erica J. Rogers, who retired after having served as CEO and on our board of directors for over 11 years. Our failure to manage this CEO change and transition, retain our existing senior management team, or continue to attract and retain qualified new personnel could have a material adverse effect on our business. In addition, the CEO transition and any related uncertainty regarding our future business direction may be disruptive to our business and our relationships with employees and customers. Additionally, the departure of Ms. Rogers as our former CEO resulted in a loss of institutional knowledge and there can be no assurances that we will be able to mitigate that loss through our transitional consulting arrangement with her. If we are unable to execute an orderly transition, our business may be adversely affected. Furthermore, the success of our business is dependent on the continuation of an experienced and talented management team. If we were to lose the benefit of the experience, efforts, and abilities of any of our key executives or members of senior management, our business could be adversely affected. While we implemented retention packages for our key executives and employees during 2023, any of our employees may terminate their employment with us at any time and the recent significant decline in the value of long term incentives could also negatively impact our ability to retain key employees. We do not currently maintain key person life insurance policies on any of our employees. If we lose one or more key employees, we may experience difficulties in competing effectively, developing our technologies and implementing our business strategy.

In addition, our research and development programs, and sales efforts depend on our ability to attract and retain highly skilled engineers and sales professionals. We may not be able to attract or retain qualified engineers and sales professionals in the future due to the competition for qualified personnel. We have from time to time experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications. Many of the companies with which we compete for experienced personnel have greater resources than we do. When we hire employees from competitors or other companies, their former employers have previously and may in the future attempt to assert that these employees or we have breached legal obligations, which may result in a diversion of our time and resources and, potentially, damages. In addition, job candidates and existing employees, particularly in the San Francisco Bay Area, often consider the value of the stock awards they receive in connection with their employment along with salary, benefits and other factors. If the perceived benefits of our stock awards decline, either because we are a public company, the significant drop in our stock price during 2023 or for other reasons, it may harm our ability to recruit and retain highly skilled employees. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects would be harmed.

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

Our past growth has provided, and our future growth may create, challenges to our organization. The number of our employees has increased significantly during the past several years and in the future, we expect to hire and train new personnel as we continue to grow and expand our operations. Any growth that we experience in the future will require us to expand our sales, general and administrative personnel, manufacturing and distribution operations, and facilities and information technology, or IT, and infrastructure. In addition to the need to scale our organization, future growth will impose significant added responsibilities on management, including the need to identify, recruit, train and integrate additional employees. Rapid expansion in personnel could mean that less experienced people manufacture, market and sell our products, which could result in inefficiencies and unanticipated costs, reduced quality and disruptions to our operations. In addition, rapid and significant growth may strain our administrative and operational infrastructure. Our ability to manage our business and growth will require us to continue to improve our operational, financial and management controls, reporting systems and procedures. If we are unable to manage our growth effectively, it may be difficult for us to execute our business strategy and our business could be harmed.

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

•The total market opportunity for our products and our ability to penetrate and capture market share from other competing products and technologies;

•Our ability to continue to grow our revenues and maintain pricing and gross margins, especially in light of increased competition or investor perception thereof;

•The effect of competing technologies and products on our business, operating results and prospects, or other adverse market developments;

•The scope and timing of investment in and the future success of our sales force, marketing initiatives and physician training programs;

•The scope, rate of progress and cost of our research and development activities, current or future clinical studies and additional regulatory clearances or approvals;

•The scope and timing of investment in acute ischemic stroke and other neurovascular and cardiac products we may develop;

•The rate at which we expand internationally and our ability to launch and sell our products successfully in such markets;

•Whether we acquire third-party companies, products or technologies;

•Restructuring, refinancing or repayment of debt;

•The costs associated with any future product recall that may occur;

•The costs of attaining, defending and enforcing our intellectual property rights;

•The emergence of competing technologies or other adverse market developments; and

•The impact of health pandemics, epidemics and other outbreaks, such as COVID-19 and its variants, on our business and operations.

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

As of December 31, 2023, we had an aggregate of approximately $75.0 million in principal outstanding under our Loan Agreement with Oxford Finance. We must make significant interest-only monthly payments under the Loan Agreement, and the term loans outstanding under the Loan Agreement will begin to amortize in equal monthly installments beginning in July 2026 (unless we elect to extend the interest-only period by another year), which will divert resources from other activities. Our obligations under the Loan Agreement are collateralized by substantially all of our assets and we are subject to customary affirmative and negative covenants, including covenants limiting our ability and the ability of our subsidiaries to, among other things, dispose of assets, effect certain mergers, incur debt, grant liens, pay dividends and distributions on capital stock, make investments and acquisitions, and enter into transactions with affiliates, in each case subject to customary exceptions for a loan facility of this size and type. The covenants related to the Loan Agreement, as well as any future financing agreements into which we may enter, may restrict our ability to finance our operations and engage in, expand or otherwise pursue our business activities and strategies. While we have not previously breached and are not currently in breach of these or any other covenants contained in our Loan Agreement, there can be no guarantee that we will not breach these covenants in the future. Our ability to comply with these covenants may be affected by events beyond our control, and future breaches of any of these covenants could result in a default under the Loan Agreement. If not waived, future defaults could cause all of the outstanding indebtedness under the Loan Agreement to become immediately due and payable, termination of commitments to extend further credit, a 5% increase in the applicable rate of interest and the exercise by the lender of other rights and remedies provided for under the Loan Agreement. If we do not have or are unable to generate sufficient cash available to repay our debt obligations when they become due and payable, either upon maturity or in the event of a default, our assets could be foreclosed upon and we may not be able to obtain additional debt or equity financing on favorable terms, if at all, which may negatively impact our ability to operate and continue our business as a going concern.

Adverse developments with respect to the stability of financial institutions we do business with, or unstable banking, credit and/or capital market conditions generally, or the perception thereof, could adversely affect our ability to access cash, obtain additional financing, restructure or refinance our indebtedness, or meet our liquidity and debt service requirements.

The recent and potential future disruptions in access to bank deposits or lending commitments due to bank failure could materially and adversely affect our liquidity, financial condition, results of operations, business and stock price. Last year’s closures of Silicon Valley Bank, Signature Bank and First Republic Bank and their placement into receivership with the Federal Deposit Insurance Corporation, or FDIC, has created bank-specific and broader financial institution liquidity risk and concerns. Although the Department of the Treasury, the Federal Reserve, and the FDIC jointly released a statement that depositors at Silicon Valley Bank and Signature Bank would have access to their funds, even those in excess of the standard FDIC insurance limits, and such access to date by us to our cash and cash equivalents held at SVB has been uninterrupted, future adverse developments with respect to specific financial institutions or the broader financial services industry may lead to market-wide liquidity shortages. The failure of any bank in which we deposit our funds could reduce the amount of cash we have available for our operations or delay our ability to access such funds. As of December 31, 2023, a portion of our cash and cash equivalents was maintained with SVB and exceeded federally insured limits. Substantially all of our cash equivalents and investments reside in a custodial account held by a third party, in which SVB Asset Management is the advisor. As of the issuance date of this Annual Report on Form 10-K, we have not experienced any losses on our deposits and all of our cash deposited with SVB has been accessible to us, although no assurance can be provided that we will not experience any future losses on our deposits or access to our cash equivalents and investments. As of December 31, 2023, our cash equivalents and investments are invested in highly rated money market funds, U.S. treasury bills, U.S. government securities, commercial paper, corporate bonds/notes, and agency bonds/notes. Uncertain financial markets, or a U.S. sovereign default or threat thereof, could result in a tightening in the credit markets, a reduced level of liquidity in many financial markets, and extreme volatility in fixed income and credit markets. The credit ratings of securities in our investments could deteriorate and may have an adverse impact on the carrying value of these investments. Any such failure may increase the possibility of a sustained deterioration of financial market liquidity, or illiquidity at clearing, cash management and/or custodial financial institutions. In the event we have a commercial relationship with a bank or lender that has failed or is otherwise distressed or if other banks and financial institutions enter receivership or become insolvent in the future, we may experience delays or other issues in accessing our cash and meeting our financial obligations. In addition, any future unstable banking, credit and/or capital market conditions could also adversely affect our ability to obtain additional financing, restructure or refinance our indebtedness, if needed, or meet our liquidity and debt service requirements or the ability of our suppliers, vendors, customers and others in which we do business to do any of the foregoing with respect to their respective businesses.

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

As of December 31, 2023, we had U.S. federal and state net operating loss carryforwards, or NOLs, of $332.0 million and $288.6 million, respectively. Our U.S. federal NOLs arising in tax years ending on or before December 31, 2017 are subject to expiration and will begin to expire in 2027 (U.S. federal NOLs, and certain state NOLs, arising in tax years ending after December 31, 2017 are not subject to expiration) and our state NOLs will begin to expire in 2024. We may use these NOLs to offset taxable income for U.S. federal and state income tax purposes. However, Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, and similar state provisions may limit the NOLs we may use in any year for U.S. federal and state income tax purposes in the event of certain changes in ownership of our company. An ownership change pursuant to Section 382 of the Code generally occurs if one or more stockholders or groups of stockholders who own at least 5% of a company’s stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws. We completed a 382 study of our historic ownership changes through December 31, 2023 and determined there are limitations on the use of our loss and credit carryforwards. In addition, future issuances or sales of our stock, including certain transactions involving our stock that are outside of our control, could result in future ownership changes.

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

Although we take measures designed to protect sensitive information from unauthorized access or disclosure, our IT and infrastructure, and that of our technology partners and third parties on which we rely, may be vulnerable to breakdown or other damage or interruption from service interruptions, system malfunctions, natural disasters, terrorism, war and telecommunication and electrical failures, as well as security breaches and incidents from inadvertent or intentional actions by employees and/or other third parties, or from cyber-attacks by malicious third parties (including supply chain cyber-attacks or the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information), which may compromise system infrastructure or lead to the loss, destruction, alteration, prevention of access to, disclosure, or dissemination of, or damage or unauthorized access to, our data (including trade secrets or other confidential information, intellectual property, proprietary business information, and personal information) or data that is processed or maintained on our behalf, or other assets. Although the aggregate impact on our operations and financial condition has not been material to date, we have been the target of events of this nature and expect them to continue as cybersecurity threats have been rapidly evolving in sophistication and becoming more prevalent in the industry. We and the third parties on which we rely may be more susceptible to security breaches and other security incidents due to many of our employees and employees of our third-party service providers working remotely for some portion of time. Also, Russia’s war with Ukraine may subject us and third-party service providers to heightened risks of cybersecurity incidents and security and privacy breaches, including attacks that could materially disrupt our research and development programs or other aspects of our operations. We continue to invest in leading-edge cybersecurity solutions, highly-qualified and certified security personnel and managed security services with respect to our data and IT in an effort to reduce these risks and continue to monitor our systems on an ongoing basis for any current or potential threats. There can be no assurance, however, that our efforts will prevent breakdowns or breaches to, or incidents or compromises impacting, our third-party providers’ databases, systems, or other IT or infrastructure.

Any system or other IT failure, accident or security breach or incident that causes interruptions in our own or in our third-party service providers’ operations, or results in data loss, corruption, or unavailability, could result in a material disruption of our research and development programs or other aspects of our operations. In addition, if any disruption or security breach or incident results in loss, destruction, alteration, or unavailability of, or damage or unauthorized access to, our data or applications or unauthorized access to, disclosure, dissemination or other processing of confidential or proprietary information that we or our third-party service providers process, including personal information, we may incur liability as a result, our research and development programs and competitive position may be adversely affected. Any such disruption, failure or security breach or incident could also cause us to incur additional costs to respond to and otherwise address such disruption, failure or security breach or incident. In the event of any such disruption, failure or security breach or incident, or any perception that one has occurred, we could be exposed to claims, demands, and litigation from private parties, and governmental investigations and other proceedings and we could be subject to significant fines or penalties. As a result of a new SEC rule on cybersecurity disclosure, we are required to disclose, on a current basis pursuant to new Item 1.05 of SEC Form 8-K, any cybersecurity incident that we determine to be material and describe the material aspects of the nature, scope, and timing of the incident, as well as the material impact or reasonably likely material impact of the incident on us, including our financial condition and results of operations. We incur significant costs in an effort to detect and prevent security breaches and incidents, and no assurance can be provided that we will be successful in this regard.

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

We have no experience selling our products outside of the United States and may be unsuccessful in achieving adoption of our products and revenue growth outside of the United States in a timely manner or at all. In addition, as international expansion of our business occurs, it will expose us to market, regulatory, political, operational, financial, legal and economic risks associated with doing business outside of the United States.

Our long-term strategy is to sell our products outside the United States and increase our international presence. In furtherance of this strategy, we have taken actions to sell our products initially in Japan and China, including but not limited to, securing required regulatory approvals, working towards obtaining reimbursement for our products, and entering into distribution agreements with distributors to sell our products in Japan and China, once we commercially launch our products in those countries. Our future sales in Japan and China, as well as any other country, however, are dependent upon our ability to obtain adequate reimbursement for our products in those countries. If we do not obtain adequate reimbursement for our products in Japan or China or any other country, we may not be successful in selling our products in those countries. In addition, we have no experience selling our products outside the United States and therefore we may be unsuccessful in achieving adoption of our products and revenue growth outside of the United States in a timely manner or at all. Furthermore, doing business internationally involves a number of risks, including:

•Difficulties in staffing and managing our international operations and increases in infrastructure costs including legal, tax, accounting and information technology;

•Multiple, conflicting and changing laws and regulations such as tax laws, privacy laws, export and import restrictions, employment laws, regulatory requirements and other governmental approvals, permits and licenses;

•Reduced or varied protection for or enforcing or defending our intellectual property rights in some countries;

•Obtaining regulatory clearance where required for our products in various countries;

•Requirements to maintain data and the processing of that data on servers located within such countries;

•Complexities associated with obtaining and maintaining adequate reimbursement for our products and managing multiple payer reimbursement regimes, government payers or patient self-pay systems;

•Difficulties in finding effective and adequately training and managing international distributors;

•Difficulties in penetrating markets in which our competitors’ products or alternative procedures that do not use our products are more established;

•Training of third parties on our products and the procedures in which they are used;

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

•Unexpected changes in tariffs, trade barriers and regulatory requirements;

•The imposition of additional U.S. and foreign governmental controls or regulations; new or enhanced trade restrictions and restrictions on the activities of foreign agents, representatives, and distributors; withdrawal from or revision to international trade agreements and the imposition or increases in import and export licensing and other compliance requirements, customs duties and tariffs, import and export quotas and other trade restrictions, license obligations, and other non-tariff barriers to trade;

•Economic weakness, including inflation, or political instability in particular foreign economies and markets;

•Restrictions on the site-of-service for use of our products and the economics related thereto for physicians, providers and payers;

•Fluctuations in our operating performance based on our geographic mix of sales;

•Transportation delays and interruptions;

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

In anticipation of our international expansion into Japan and China, we recently entered into exclusive distribution agreements with distributors to sell our products in these countries. Exclusive distribution arrangements, however, involve risk and these distributors and any future distributor we engage may not effectively distribute our products.

Our future sales in Japan and China, once we obtain reimbursement and launch our products in those countries, will depend in large part on the distributors with whom we have entered into exclusive distribution agreements in those countries. While we believe we have selected experienced and qualified distributors in these countries, we will be completely dependent on their efforts to market and sell our products in these countries, and we will be unable to control their efforts completely. In addition, we are unable to ensure that our distributors will comply with all applicable laws regarding the marketing and sale of our products. If our distributors fail to effectively market and sell our products, or comply with all applicable laws, our operating results and business may suffer.

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

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. On August 2, 2011, the Budget Control Act of 2011 was signed into law, which, among other things, reduced Medicare payments to providers by 2% per fiscal year, effective on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2032, unless additional Congressional action is taken.

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

We expect additional state and federal healthcare policies and reform measures to be adopted in the future. Any of these could make it more difficult and costly for us to obtain regulatory clearances or approvals for our products or to manufacture, market or distribute our products after clearance or approval is obtained. They could result in reduced demand for our products or result in additional pricing pressure. Any such reforms could have a material adverse effect on our industry generally and on our customers. Any changes of, or uncertainty with respect to, future coverage or reimbursement rates could affect demand for our products, which in turn could impact our ability to successfully commercialize our products and could have an adverse material effect on our business, financial condition and results of operations. Changes and reforms in Japan and China and other countries where we may decide to commercialize could have similar effects.

Effective October 11, 2023, CMS published the final decision memo for NCD 20.7 expanding coverage for CAS, including TCAR, under indication B4 for both high risk and standard surgical risk patients. The revised NCD 20.7 does not impact existing TCAR coverage under indication B3 for FDA-approved post-approval studies such as the VQI TSP. CMS determined that coverage of percutaneous transluminal angioplasty, or PTA, of the carotid artery concurrent with stenting, including TCAR, under indication B4 is reasonable and necessary with the placement of an FDA-approved carotid stent and with an FDA-approved or cleared embolic protection device, in patients with symptomatic carotid artery stenosis ≥50% and in patients with asymptomatic carotid artery stenosis ≥70% under the following conditions:

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

Prior to furnishing CAS, the practitioner must engage in a shared decision-making interaction with the beneficiary, which must include:

(1)Discussion of all treatment options for carotid stenosis, including CEA, CAS (which includes TCAR), and optimal medical therapy (OMT).

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

Government payers, such as Centers for Medicare and Medicaid Services as well as insurers, have increased their efforts to control the cost, utilization and delivery of healthcare services. From time to time, the U.S. Congress has considered and implemented changes in the CMS fee schedules in conjunction with budgetary legislation. Reductions of reimbursement by Medicare or Medicaid for procedures that use our products or changes in policy regarding coverage of these procedures, such as adding requirements for payment, or prior authorizations, may be implemented from time to time. Reductions in the reimbursement rates and changes in payment policies of other third-party payers may occur as well. Similar changes in the past have resulted in reduced payments for procedures that use medical device products as well as added costs and have added more complex regulatory and administrative requirements. Further changes in federal, state, local and third-party payer regulations or policies may have a material adverse impact on the demand for our products and on our business. Actions by agencies regulating insurance or changes in other laws, regulations, or policies may also have a material adverse effect on our business, financial condition and results of operations.

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

Analogous state and foreign law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payer, including commercial insurers or patients; state laws that require device companies to comply with the industry’s voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws that require device manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm customers, foreign and state laws, including the E.U. General Data Protection Regulation, or GDPR, governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts; and state laws related to insurance fraud in the case of claims involving private insurers. Analogous foreign law equivalents are more fully described in the section titled “Business—Government Regulation.”

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

In addition, FDA regulations and guidance are often revised or reinterpreted by the FDA in ways that may significantly affect our business and our products. For example, the FDA issued a final rule in February 2024 replacing the QSR with the QMSR, which incorporates by reference the quality management system requirements of ISO 13485:2016. The FDA has stated that the standards contained in ISO 13485:216 are substantially similar to those set forth in the existing QSR. This final rule does not go into effect until February 2026. Any new statutes, regulations, or revisions or reinterpretations of existing regulations may impose additional costs or lengthen review times of any future products or make it more difficult to obtain clearance or approval for, manufacture, market, or distribute our products.

The FDA’s and other regulatory authorities’ policies may change, and additional government regulations may be promulgated that could prevent, limit, or delay regulatory clearance or approval of our product candidates. If the Supreme Court reverses or curtails the Chevron doctrine, which gives deference to regulatory agencies in litigation against FDA and other agencies, more companies may bring lawsuits against FDA to challenge longstanding decisions and policies of FDA, which could undermine FDA’s authority, lead to uncertainties in the industry, and disrupt FDA’s normal operations, which could delay FDA’s review of our marketing applications. We cannot determine what effect changes in regulations, statutes, legal interpretation, or policies, when and if promulgated, enacted, or adopted may have on our business in the future. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability.

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

Similarly, regulators may determine that our financial relationships with our principal investigators resulted in a perceived or actual conflict of interest that may have affected the interpretation of a study, the integrity of the data generated at the applicable clinical trial site or the utility of the clinical trial itself. Even if we are granted regulatory clearances or approvals, they may include significant limitations on the indicated uses for the product, which may limit the market for the product. Moreover, the FDA, PMDA, and NMPA strictly regulate the labeling, promotion and advertising of our products, including comparative and superiority claims vis a vis competitors’ products, that may be made about products.

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

We are subject to United States and certain foreign laws and regulations relating to export and import controls, sanctions, embargoes, anti-corruption, and anti-money laundering. Compliance with these legal standards could impair our ability to compete in domestic and international markets. We could face criminal liability and other serious consequences for violations, which would harm our business.

We are subject to export control and import laws and regulations, including the United States Export Administration Regulations, United States Customs regulations, various economic and trade sanctions regulations administered by the United States Treasury Department’s Office of Foreign Assets Controls, the United States Foreign Corrupt Practices Act of 1977, as amended (FCPA), the United States domestic bribery statute contained in 18 U.S.C. § 201, the United States Travel Act, the USA PATRIOT Act, and other state and national anti-bribery and anti-money laundering laws in the countries in which we conduct activities. International trade, tariff, and import/export laws and regulations may require us to obtain licenses or permits in order to complete certain activities necessary for the research, manufacture, and development of our product candidates. Moreover, we expect such laws and regulations, along with associated guidance and interpretations, to evolve over time in ways that may impact various aspects of our business. The process for obtaining any necessary licenses or permits may be lengthy and time-consuming, and if we are not able to obtain any such licenses or permits in a timely manner, we may experience delays in our ability to manufacture, develop, and commercialize our product candidates.

Anti-corruption laws are interpreted broadly and prohibit companies and their employees, agents, contractors, collaborators, and other third parties from authorizing, promising, offering, or providing, directly or indirectly, improper payments or anything else of value to recipients in the public or private sector. We may engage third parties to sell products, if any, for which we receive regulatory approval outside the United States, to conduct clinical trials, or to obtain necessary permits, licenses, patent registrations, and other regulatory approvals. In the ordinary course of our business, we may have direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities, and other organizations. We may be held liable for the corrupt or other illegal activities of our employees, agents, contractors, collaborators, and other third parties, even if we do not explicitly authorize or have actual knowledge of such activities. Any violations of the laws and regulations described above may result in substantial civil and criminal fines and penalties, imprisonment, the loss of export or import privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm, and other consequences.

There is currently significant uncertainty about the future relationship between the United States and various other countries, most significantly China, with respect to trade policies, treaties, tariffs, taxes, and other limitations on cross-border operations. The U.S. government has made and continues to make significant additional changes in U.S. trade policy and may continue to take future actions that could negatively impact U.S. trade. For example, legislation has been introduced in Congress to limit certain U.S. biotechnology companies from using equipment or services produced or provided by select Chinese biotechnology companies, and others in Congress have advocated for the use of existing executive branch authorities to limit those Chinese service providers’ ability to engage in business in the U.S. We cannot predict what actions may ultimately be taken with respect to trade relations between the United States and China or other countries, what products and services may be subject to such actions or what actions may be taken by the other countries in retaliation. If we are unable to obtain or use services from existing service providers or become unable to export or sell our products to any of our customers or service providers, our business, liquidity, financial condition, and/or results of operations would be materially and adversely affected.

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

Material modifications to our products may require new 510(k) clearances, premarket approval, or other international regulatory submissions, or may require us to recall or cease marketing our products until new clearances or approvals are obtained.

Material modifications to the intended use or technological characteristics of our products may require new 510(k) clearances, premarket approvals, or other international regulatory submissions prior to implementing the modifications, or require us to recall or cease marketing the modified devices until these clearances or approvals are obtained. Furthermore, changes to our manufacturing facility or supplier of components used in our products may require prior FDA approval of a PMA supplement or may require international regulatory activity. The FDA requires device manufacturers to initially make and document a determination of whether or not a modification requires a new approval, supplement or clearance; however, the FDA can review a manufacturer’s decision. Any modification to an FDA cleared or approved device that would significantly affect its safety or effectiveness or that would constitute a major change in its intended use would require a new 510(k) clearance or approval of a PMA supplement. Similar requirements for approval of significant changes are in place in international markets. We may not be able to obtain additional 510(k) clearances, premarket approvals, or international approvals for new products or for modifications to, or additional indications for, our products in a timely fashion, or at all. Delays in obtaining required future clearances would harm our ability to introduce new or enhanced products in a timely manner, which in turn would harm our future growth. We have made modifications to our products in the past that we believe do not require additional clearances or approvals, and we may make additional modifications in the future. If the FDA, PMDA, or NMPA disagree and require new clearances or approvals for any of these modifications, we may be required to recall and to stop selling or marketing our products as modified, which could harm our operating results and require us to redesign our products. In these circumstances, we may be subject to significant enforcement actions. In July 2022, we voluntarily requested the cancellation of our CE Mark certifications for business reasons but will continue to work with our Certification Body to maintain ISO 13485:2016 certification of our quality system. The CE Certificates were cancelled, effective August 23, 2022, but the ISO 13485:2016 certification remains in effect. We may seek new CE Mark certifications in the future.

If we, or our suppliers, fail to comply with the FDA’s QSR, our manufacturing or distribution operations could be delayed or shut down and our revenue could suffer.

Our manufacturing and design processes and those of our third-party component suppliers are required to comply with the QSR, which cover procedures and documentation of the design, testing, production, control, quality assurance, labeling, packaging, storage and shipping of our products. We are also subject to similar state requirements and licenses, and to ongoing ISO 13485 compliance in our operations. The FDA issued a final rule in February 2024 replacing the QSR with the QMSR, which incorporates by reference the quality management system requirements of ISO 13485:2016. The FDA has stated that the standards contained in ISO 13485:216 are substantially similar to those set forth in the existing QSR. This final rule does not go into effect until February 2026. In addition, we must engage in extensive recordkeeping and reporting and must make available our facilities and records for periodic unannounced inspections by governmental agencies, including the FDA and state authorities. If we fail a regulatory inspection, our operations could be disrupted and our manufacturing interrupted. Failure to take timely and adequate corrective action in response to an adverse regulatory inspection could result in, among other things, a shutdown of our manufacturing or product distribution operations, significant fines, suspension of marketing clearances and approvals, seizures or recalls of our device, operating restrictions and criminal prosecutions, any of which would cause our business to suffer. Furthermore, our key component suppliers may not currently be or may not continue to be in compliance with applicable regulatory requirements, which may result in manufacturing delays for our products and cause our revenue to decline.

We are registered with the FDA as a medical device specifications developer, manufacturer and complaint file establishment. The FDA has broad post-market and regulatory enforcement powers. We are subject to unannounced inspections by the FDA and the Food and Drug Branch of the California Department of Public Health, or CDPH, to determine our compliance with the QSR and other regulations at both our design and manufacturing facilities, and these inspections may include the manufacturing facilities of our suppliers. These inspections may be initiated as a result of concerns regarding the safety of our products or the components thereof. The FDA conducted an initial facility inspection in our Plymouth, Minnesota location in January 2024 and a one-observation Form 483 Notice of Observation was issued pertaining to a singular piece of production equipment in relation to calibration and preventive maintenance. In response, we initiated a Corrective and Preventive Action, or CAPA, to address the 483.

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

There is an increasing focus from certain investors, customers, consumers, employees and other stakeholders on ESG matters including climate change, energy and water use, plastic waste and other sustainability concerns. Additionally, public interest and legislative pressure related to public companies’ ESG practices, including rules related to climate change and climate-related disclosures, continue to grow. For example, in 2022, the SEC published a proposed rule that would require companies to provide significantly expanded climate-related disclosures, and in October 2023, the State of California adopted broad climate reporting laws that will require certain businesses to report on greenhouse gas (GHG) emissions and climate-related financial risk. Compliance with these climate-related disclosures may result in significant costs and operational impacts and impose increased oversight obligations on our board of directors and management.

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

New climate-related reporting rules in California and other jurisdictions could require significant time, attention, and resources from management, and could also lead to increased costs and liabilities.

In March 2022, the SEC proposed new rules that would require public companies to disclose extensive climate-related information in their registration statements and periodic reports. The proposed rules would mandate disclosures related to climate-related risks and their impacts, GHG emissions, and climate-related financial statement metrics. In October 2023, the State of California adopted the Climate Corporate Data Accountability Act and the Climate-Related Financial Risk Act. These broad climate reporting laws that would require certain businesses doing business in California to report on GHG emissions and climate-related financial risks.

As a company that files periodic reports with the SEC and that has operations in California, we may fall under the jurisdiction of these new laws, which impose rigorous reporting obligations regarding our GHG climate-related financial risks and extensive requirements for the disclosure of GHG emissions. Compliance with these climate-related disclosure rules will require substantial time and attention of management and financial resources. We must develop robust systems, processes, and controls for assessing and reporting our climate-related financial risks, as well as ensuring transparency and accuracy in our disclosures.

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

The market price of our common stock in the past has been and may continue to be highly volatile and may fluctuate substantially due to many factors, including, without limitation:

•Estimates and recommendations regarding our business, prospects and the value of our common stock by securities analysts, the loss of analyst coverage or our failure to achieve analysts’ estimates, which failure to achieve analysts’ consensus estimates occurred with both our first quarter 2023 and third quarter 2023 financial results;

•Perceptions by securities analysts and other investors regarding our business, prospects and the value of our common stock, including without limitation, the total market opportunity for our products, our ability to penetrate the market, the effect of the revised NCD 20.7 and the effect on our business and results of operations, including without limitation pricing, of competitive stents and products;

•Quarterly variations in our or our competitors’ results of operations;

•Periodic fluctuations in our revenue, which could be due in part to the way in which we recognize revenue and other factors, such as pricing and the effect of stocking orders if we sell to international distributors;

•The financial and business projections we may provide to the public, any changes in these projections or our failure to meet these projections, which occurred when we revised downward our annual revenue guidance in October 2023;

•General market conditions and other factors unrelated to our operating performance or the operating performance of our competitors, including deteriorating market conditions due to investor concerns regarding inflation, interest rate and economic policies, supply chain issues, the impact of GLP-1 usage, geopolitical tensions including the war between Russia and Ukraine, the war between Israel and Hamas and changes in China-Taiwan relations;

•Changes in reimbursement by current or potential payers, including CMS’s final decision on NCD 20.7, Percutaneous Transluminal Angioplasty, that provides coverage for CAS including TCAR;

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

•Our ability to obtain required approvals and reimbursement coverage for our products internationally and successfully launch and sell our products in such markets;

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

•Developments in our industry; and

•Other risks and uncertainties described in this report.

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

We are obligated to maintain proper and effective internal control over financial reporting and any failure to maintain the adequacy of our internal controls may adversely affect investor confidence in our company and, as a result, the value of our common stock.

We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, or Section 404, to furnish a report by management on the effectiveness of our internal control over financial reporting in our Annual Report on Form 10-K each year. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting. We are also required to comply with, among other requirements, the auditor attestation requirements of Section 404 in our Annual Report on Form 10-K each year. If we have a material weakness, we would receive an adverse opinion regarding our internal control over financial reporting from our independent registered public accounting firm.

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

Anti-takeover provisions in our restated certificate of incorporation and amended and restated bylaws, and Delaware law, could discourage a change in control of our company or a change in our management.

Our restated certificate of incorporation and amended and restated bylaws contain provisions that might enable our management to resist a takeover. These provisions include, among others:

•Advance notice requirements applicable to stockholders for matters to be brought before a meeting of stockholders and requirements as to the form and content of a stockholders’ notice;

•A supermajority stockholder vote requirement for amending certain provisions of our restated certificate of incorporation and amended and restated bylaws;

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

Our restated certificate of incorporation and amended and restated bylaws provide that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ abilities to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our restated certificate of incorporation and amended and restated bylaws provide that, unless we consent in writing to the selection of an alternative forum, the sole and exclusive forum, to the fullest extent permitted by law, for (1) any derivative action or proceeding brought on our behalf, (2) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders, (3) any action arising pursuant to any provision of the Delaware General Corporation Law or our amended restated certificate of incorporation or bylaws (as either may be amended from time to time), or (4) any action asserting a claim that is governed by the internal affairs doctrine shall be the Court of Chancery of the State of Delaware or federal court located within the State of Delaware if the Court of Chancery does not have jurisdiction, in all cases subject to the court’s having jurisdiction over indispensable parties named as defendants. Unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act against any person in connection with any offering of our securities, including, without limitation and for the avoidance of doubt, any auditor, underwriter, expert, control person or other defendant. With respect to the Securities Exchange Act of 1934, or Exchange Act, only claims brought derivatively under the Exchange Act would be subject to the forum selection clause described above. The enforceability of similar choice of forum provisions in other companies' certificates of incorporation and bylaws has been challenged in legal proceedings, and it is possible that, in connection with any action, a court could find the choice of forum provisions contained in our amended and restated certificate of incorporation and bylaws to be inapplicable or unenforceable in such action. Although we believe these provisions benefit us by providing increased consistency in the application of Delaware law for the specified types of actions and proceedings, the provisions may have the effect of discouraging lawsuits against us or our directors and officers. Alternatively, if a court were to find the choice of forum provision contained in our amended and restated certificate of incorporation and bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, financial condition and operating results. Any person or entity purchasing or otherwise acquiring any interest in our securities shall be deemed to have notice of and consented to this exclusive forum provision, but will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Background

Cybersecurity, compliance, data privacy, and data protection are essential to our business. In the ordinary course of business, we collect and store certain confidential information, such as the specifications of our products, information about our employees, customers, contractors, vendors, and suppliers, and information about TCAR procedures, which in some instances may include identifiable patient information. To safeguard this information, we have implemented a cybersecurity defense-in-depth approach leveraging the Center for Internet Security, Inc. (CIS) Critical Security Controls (CSC) framework designed to identify, meet, and defeat dangerous cyber attacks in order to protect confidential information, mitigate data compromise and breaches, and provide IT resiliency. The CIS CSC framework defines five critical areas to build robust cybersecurity defense posture. We have developed and maintain a collection of policies and procedures to implement and support this cybersecurity framework.

Role of Management and Board Oversight

Our cybersecurity team is comprised of individuals with experience in cybersecurity who hold cybersecurity-specific credentials and certifications. The team members belong to relevant professional organizations and receive continuing education and certification to stay abreast of emerging trends and cybersecurity best practices.

We have established a Technology Steering Committee, or TSC, containing members of our senior management team to provide governance and strategic direction for managing cyber risks, maintaining IT regulatory compliance, and optimizing technology initiatives for alignment with our company goals and objectives. The TSC convenes quarterly, and meetings include updates on cybersecurity matters provided by the cybersecurity leader.

Our board of directors has delegated to the audit committee, which is comprised of entirely independent directors, the responsibility to oversee our cybersecurity programs and cyber-related risks. Specifically, audit committee delegation under its formal written charter includes the responsibility to oversee the integrity of our IT systems, processes and data, and review and assessment with management (i) the adequacy of controls and security for our IT systems, processes and data, and (ii) our contingency plans in the event of a breakdown or security breach affecting our IT systems.

The cybersecurity team reports to our Chief Accounting Officer, which in turn reports to our Chief Financial Officer. Both officers regularly attend audit committee meetings where cybersecurity is discussed and the audit committee is updated on security risks and key initiatives at least twice per year by the senior management team. The TSC is responsible for providing cybersecurity risk management oversight and approving the budget to fund our IT and cybersecurity programs. An important purpose of these management updates is to inform the audit committee of any potential risks and remediation tactics related to our cybersecurity posture, IT systems, and data privacy.

Use of Consultants and Advisors

We engage with a range of external experts, including cybersecurity assessors, consultants, auditors, and legal counsel in evaluating and testing our risk management systems. This enables us to leverage specialized knowledge and insights, ensuring our cybersecurity strategies and processes remain current.

We have engaged a managed security services company to provide 24x7x365 monitoring to detect cyber threats and support us in containing and responding to cyber threats. The services provided by the managed security services company include monitoring for and updating us regarding emerging cybersecurity threats, real-time monitoring of our firewalls and other security controls, and support for the development and execution of our Incident Response Plan. The managed security services company performs monthly vulnerability scanning and generates reports. Our cybersecurity team has access to dashboards providing status updates on the managed security services company’s cybersecurity-related activity, meets regularly with the managed security services company’s staff, and receives regular reporting from the managed security services company.

We also receive and participate in other third-party cybersecurity assessments, such as: quarterly vulnerability scanning as part of our PCI DSS compliance requirements, annual network assessments, annual penetration testing, and vulnerability scans as part of our cyber insurance underwriting process.

In addition, we engage specialized consultants and third-party managed service providers on a project-specific basis to assist us with projects that will improve our IT infrastructure, strengthen our security posture, and improve our cyber readiness.

Cybersecurity Strategy and Risk Management

We have integrated cybersecurity risk management into our broader risk management framework to promote a company-wide culture of cybersecurity risk management. This integration ensures that cybersecurity considerations are an integral part of our decision-making processes at every level. Our cybersecurity program is designed for assessing, identifying and managing material risks from cybersecurity threats to the confidentiality, integrity, and availability of our assets and information. Risk management is embedded into our IT processes and we continuously monitor risk by evaluating emerging threats and vulnerabilities.

We have established security controls based on the CIS CSC framework. Key components of our cybersecurity program include, but are not limited to, asset management, encryption, data loss prevention technology, access controls, multi-factor authentication, vulnerability management, independent penetration testing, email and web gateway protection, multi-faceted backup and data recovery solutions, anti-malware, firewalls, IDS and IPS, auditing and monitoring, regular policy updates, security awareness training, anti-phishing campaigns, and third-party risk management. We also subscribe to third-party threat intelligence tools and services that support monitoring, analyzing, and responding to emerging risks and threats.

We have established an Incident Response Plan and a Security Operations Center to manage any cyber incident. We have retained a third-party incident response firm to support incident detection, management, and mitigation. We also maintain appropriate levels of cyber insurance. We implement processes to oversee and manage the risks associated with third-party service providers. We conduct security assessments of critical third-party providers before engagement and maintain ongoing monitoring to ensure compliance with our cybersecurity standards. The monitoring includes ongoing assessments by our Information Security team. This approach is designed to mitigate risks related to data breaches or other security incidents originating from third parties.

At least annually, we conduct information security awareness training for all employees. In addition, we have retained a third-party vendor to provide regular online awareness training modules for our employees. Each module contains a video extract followed by a short quiz.

To date, we have not experienced any material security incidents or data breaches as a result of a compromise of our information systems and are not aware of any cybersecurity incidents that have had a material impact or are reasonably likely to materially affect our business strategy, operating results, or financial condition.

Item 2. Properties

We currently lease approximately 31,000 square feet for our corporate headquarters and manufacturing facility located in Sunnyvale, California under a lease agreement which terminates in October 2027. We have an additional option to extend the lease term for a period of five years. The option must be exercised no more than 12 months and no less than nine months prior to the expiration of the applicable term.

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

Item 3. Legal Proceedings

We are subject to litigation and other legal actions from time to time arising in the ordinary course of business, including intellectual property, products liability, breach of contract, commercial, employment, and other similar claims which could have an adverse impact on our reputation, business and financial condition and divert the attention of our management from the operation of our business. In the opinion of management, the outcome of these and any other pending legal matters will not have a material adverse effect on our financial condition, results of operations or cash flows.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed on The Nasdaq Global Select Market under the symbol “SILK,” and began trading on April 4, 2019. Prior to that date, there was no public trading market for our common stock.

Holders of Record

As of January 31, 2024, there were approximately 54 stockholders of record of our common stock. Since many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

Recent Sales of Unregistered Securities

We did not sell any unregistered shares of our common stock or other equity securities of ours during the quarter ended December 31, 2023.

Issuer Purchases of Equity Securities

We did not purchase any shares of our common stock or other equity securities of ours during the quarter ended December 31, 2023.

Stock Performance Graph

The following graph illustrates a comparison of the total cumulative stockholder return on our common stock with the total return for (i) the Nasdaq Composite Index (U.S.) and (ii) the Nasdaq U.S. Benchmark Medical Equipment TR Index for the period from April 4, 2019 (the first day of trading of our common stock), through December 31, 2023. The graph assumes an investment of $100 in our common stock at market close on April 4, 2019 and the reinvestment of dividends, if any. The comparisons in the table are not intended to forecast or be indicative of possible future performance of our common stock. This graph shall not be deemed “soliciting material” or be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act of 1933, as amended (the "Securities Act"), whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

$100 investment in stock or index	Apr. 4, 2019	Jun. 30, 2019	Sep. 30, 2019	Dec. 31, 2019	Mar. 31, 2020	Jun. 30, 2020	Sep. 30, 2020	Dec. 31, 2020	Mar. 31, 2021	Jun. 30, 2021	Sep. 30, 2021	Dec. 31, 2021	Mar. 31, 2022	Jun. 30, 2022	Sep. 30, 2022	Dec. 31, 2022	Mar. 31, 2023	Jun. 30, 2023	Sep. 30, 2023	Dec. 31, 2023
Silk Road Medical, Inc. (SILK)	$100	$134	$90	$112	$87	$116	$186	$174	$140	$132	$152	$118	$114	$101	$124	$146	$108	$90	$41	$34
Nasdaq Composite	$100	$102	$102	$115	$99	$129	$144	$166	$171	$188	$187	$203	$185	$144	$138	$137	$160	$181	$174	$198
Nasdaq US Benchmark Medical Equipment TR	$100	$105	$108	$117	$96	$112	$130	$144	$145	$162	$171	$179	$163	$135	$130	$145	$148	$153	$137	$151

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

This section of this Annual Report on Form 10-K generally discusses 2023 and 2022 items and year-to-year comparisons between 2023 and 2022. Discussions of 2021 items and year-to-year comparisons between 2022 and 2021 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

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

We began commercializing our products in the United States in late 2015. Our products are currently the only devices cleared and approved by the FDA specifically for transcarotid use. In the second quarter of 2022, we announced FDA label and Medicare coverage expansions for the use of TCAR in standard surgical risk patients. TCAR is reimbursed based on established CPT codes and ICD-10 codes related to carotid stenting that track to MS-DRG classifications. We expanded our product portfolio with the full market release of our ENROUTE Enflate Transcarotid RX Balloon Dilation Catheter in the second quarter of 2023. Also in the second quarter of 2023, we received 510(k) clearance for our next generation neuroprotection system, or ENROUTE NPS PLUS, which is designed to support additional ease-of-use and further minimize the risk for complications. We are planning for the upcoming launch of our ENROUTE NPS PLUS in the first half of 2024. We also received PMA approval for tapered configurations of our ENROUTE stent in the second quarter of 2023, which provides greater choice for physicians to address the diversity of patient specific anatomy. We initiated a limited market release in the first quarter of 2024 with a full market release planned in the first half of 2024. As of December 31, 2023, more than 85,000 TCAR procedures have been performed globally, including more than 25,000 in the United States during 2023.

Products for CAS, including our TCAR products, are covered for Medicare beneficiaries under certain circumstances under the Centers for Medicare and Medicaid Services, or CMS’s, National Coverage Decision, or NCD, 20.7 for Percutaneous Transluminal Angioplasty. In January 2023, the CMS initiated a national coverage analysis of NCD 20.7. A final decision memo was released on October 11, 2023. In the final decision memo, CMS determined that coverage of percutaneous transluminal angioplasty, or PTA, of the carotid artery concurrent with stenting is reasonable and necessary with the placement of an FDA approved carotid stent with an FDA-approved or cleared embolic protection device, for Medicare beneficiaries in patients with symptomatic carotid artery stenosis ≥50% and in patients with asymptomatic carotid artery stenosis ≥70% under the following conditions:

▪Neurological assessment must be performed by a neurologist or NIH stroke scale (NIHSS) certified health professional before and after CAS;

▪First-line evaluation of carotid artery stenosis must use duplex ultrasound;

▪Computed-tomography angiography (CTA) or magnetic resonance angiography (MRA), if not contraindicated, must be used to confirm degree of stenosis, and provide information about the aortic arch, and extra and intra-cranial circulation; and

▪Intra-arterial digital subtraction (catheter) angiography may be used only when there is significant discrepancy between non-invasive imaging results or contraindicated for CTA or MRA.

Prior to furnishing CAS, the practitioner must engage in a shared decision-making interaction with the beneficiary, which must include:

▪Discussion of all treatment options for carotid stenosis, including CEA, CAS (which includes TCAR), and optimal medical therapy (OMT);

▪Explanation of risks and benefits for each option specific to the beneficiary’s clinical condition;

▪Integration of clinical guidelines (e.g., patient co-morbidities and concomitant treatments); and

▪Discussion and incorporation of beneficiary’s personal preferences and priorities in choosing a treatment plan.

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

We designed our U.S. commercial strategy and built our direct sales force with a particular focus on vascular surgery practices. Vascular surgeons are skilled in endovascular procedures, and our sales and marketing efforts are focused on driving adoption and supporting their practice development by offering them an innovative, safe, effective and minimally-invasive alternative for treating carotid artery disease. We also market to other specialists with experience in CEA or CAS with the appropriate skill set for TCAR, including neurosurgeons, cardiothoracic surgeons and non-surgical interventionalists in radiology, neuroradiology and cardiology. We also work on developing strong relationships with physicians and hospitals that we have identified as key opinion leaders. We consider the hospitals and medical centers where the procedure is performed to be our customers, as they typically are responsible for purchasing our products. Our sales and marketing efforts are focused on leveraging our broad commercial footprint to drive utilization across our trained physician base. This includes onboarding and training new sales, sales management, and other field professionals to expand and align our territories and increase touch points with our customers. During 2023, we expanded our sales and marketing infrastructure, including a number of sales personnel and sales territories, to help us drive and support revenue growth. These changes naturally result in some sales disruption, which disruption adversely affected our revenue in various periods throughout 2023 and may continue to adversely affect our revenue through the first half of 2024.

While we do not currently sell our products in markets outside the United States, we have obtained some and are pursuing additional regulatory approvals and commercial partners for selling certain of our products in Japan and China. In Japan, we received Shonin approval for the ENROUTE NPS and the ENROUTE stent in the fourth quarter of 2022, and we submitted for Shonin approval for the ENROUTE NPS PLUS in the second quarter of 2023. During the fourth quarter of 2023, we entered into a distribution agreement for our products in Japan, and are pursuing next steps including assessing the reimbursement process and our pathway and timeline to launch in Japan. In China, in the first quarter of 2023, we received approval from China’s NMPA for our ENROUTE NPS. During the first quarter of 2024 we received approval from China’s NMPA for our ENROUTE stent, and we also entered into a distribution agreement for our products in China. We expect to submit our ENROUTE NPS PLUS for NMPA approval during the first quarter of 2024.

We manufacture and distribute the ENROUTE NPS and ENROUTE NPS PLUS at our facilities in Sunnyvale, California, and Plymouth, Minnesota using components and sub-assemblies manufactured both in-house and by third party manufacturers and suppliers. We believe our combined facilities will be sufficient to meet our manufacturing needs for at least the next five years. We purchase our other products, including our ENROUTE stent and ENROUTE Enflate product, from third-party contract manufacturers. Many of our third-party manufacturers and outside vendors are currently single-source suppliers. We remain concerned with the ability of a critical supplier of certain polymer tubing materials, and related components used in our products to provide us and our third party manufacturer these polymer tubing materials on a timely basis. If this supplier is unable to provide these polymer tubing materials on a timely basis, it could result in TCAR product delays to our customer.

Components of our Results of Operations

Revenue

We currently derive all of our revenue from the sale of our portfolio of TCAR products to hospitals and medical centers in the United States. Each of our products is purchased individually, and the majority of our revenue is derived from sales of the ENROUTE NPS and the ENROUTE stent. No single customer accounted for 10% or more of our revenue during the years ended December 31, 2023 and 2022. Key performance indicators that drive our revenue include the number of procedures, the number of active sales territories, the number of trained physicians certified to perform TCAR, the number of hospital accounts that perform our procedures, the number of procedures per physician or hospital account, revenue per procedure, introduction of new products, product mix and average selling prices for our products. We expect our revenue to continue to increase in the future through increased adoption of TCAR and as a result of the introduction of new products and international expansion. However, any decreases in our key performance indicators could have a negative impact on our future revenue, as could other factors, such as price pressures, increased labor costs, labor and staffing shortages, hospital capacity and patient behavior caused by COVID-19 or as a result of general macroeconomic factors, and increased competition. In addition, we have expanded our sales and marketing infrastructure, including a number of sales personnel and sales territories, to help us drive and support revenue growth and we intend to continue this expansion. These changes naturally result in some sales disruption, which disruption adversely affected our revenue in various periods throughout 2023, we expect this may continue to adversely affect our revenue through the first half of 2024.

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

Cost of Goods Sold and Gross Margin

We currently manufacture the ENROUTE NPS and ENROUTE NPS PLUS at our facilities in California and Minnesota. We purchase our other products from third-party manufacturers. Cost of goods sold consists primarily of costs related to materials, components and sub-assemblies, direct labor, manufacturing overhead, scrap, product rework, reserves for excess, obsolete and non-sellable inventories, as well as distribution-related expenses. Overhead costs include the cost of quality control, material procurement, inventory control, facilities, equipment and operations supervision and management. Cost of goods sold also includes depreciation expense for production equipment and certain direct costs, such as those incurred for shipping our products and royalties related to the sale of our ENROUTE stent. We expense all inventory provisions as cost of goods sold. We record adjustments to our inventory valuation for estimated excess, obsolete and non-sellable inventories based on assumptions about future demand, past usage, changes to manufacturing processes and overall market conditions. We expect cost of goods sold to increase in absolute dollars to the extent more of our products are sold.

We calculate gross margin as gross profit divided by revenue. Our gross margin has been and will continue to be affected by a variety of factors, including primarily average selling prices, product sales mix, production and ordering volumes, manufacturing costs, product yields, replacement of expired product, headcount, and cost-reduction strategies. We expect our gross margin to increase over the long-term as our production and ordering volumes increase and as we spread the fixed portion of our overhead costs over a larger number of units produced, potentially offset by inflationary pressures and investments in additional operational infrastructure in both our California and Minnesota facilities. Specifically, we have and may continue to experience inflationary and price pressures and increased labor costs and labor and staffing shortages affecting the cost of the components for our TCAR products and the wages that we pay our employees, as well as the wages our vendors pay their employees, due to challenging labor market conditions. We began commercial production at our Plymouth, Minnesota facility during the third quarter of 2022; with two manufacturing facilities, we expect our gross margin to continue to be slightly lower in the short term. We intend to use our design, engineering and manufacturing know-how and capabilities to further advance and improve the efficiency of our manufacturing processes, which we believe will reduce costs and have a positive long-term impact on our gross margin. However, our gross margin could fluctuate from quarter to quarter as we introduce new products, execute certain manufacturing engineering projects, adopt new manufacturing processes and technologies, and expand our distribution operations and infrastructure to support our planned long-term growth and risk mitigation. In addition, possible resurgences of COVID-19 and new virus variants may negatively impact our gross margin in the near term due to unfavorable production variances as a result of lower production and lower demand.

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

Results of Operations:

(in thousands, except percentages)	Year Ended December 31,
	2023	2022	Change	% Change
Revenue	$177,134	$138,638	$38,496	28%
Cost of goods sold	50,048	37,876	12,172	32%
Gross profit	127,086	100,762	26,324	26%
Operating expenses:
Research and development	41,324	36,449	4,875	13%
Selling, general and administrative	145,033	116,317	28,716	25%
Total operating expenses	186,357	152,766	33,591	22%
Loss from operations	(59,271)	(52,004)	(7,267)	14%
Interest income (expense), net	3,086	(2,571)	5,657	220%
Loss on debt extinguishment	—	(245)	245	100%
Other income (expense), net	442	(190)	632	333%
Net loss	$(55,743)	$(55,010)	$(733)	1%

Comparison of Years Ended December 31, 2023 and 2022

Revenue. Revenue increased $38.5 million, or 28%, to $177.1 million during the year ended December 31, 2023, compared to $138.6 million during the year ended December 31, 2022. The increase in revenue was attributable to an increase in the number of products sold as physicians performed more TCAR procedures and as we expanded our sales territories, increased the number of new accounts, and trained more physicians in TCAR. Although revenue increased as compared with the prior year period, it was impacted by the natural sales disruption resulting from the expansion of our sales and marketing infrastructure during 2023.

Cost of Goods Sold and Gross Margin. Cost of goods sold increased $12.2 million, or 32%, to $50.0 million during the year ended December 31, 2023, compared to $37.9 million during the year ended December 31, 2022. This increase was attributable to the increase in the number of products sold. Gross margin for the year ended December 31, 2023 decreased to 72%, compared to 73% for the year ended December 31, 2022. The decrease in gross margin during 2023 was driven by unfavorable production variances, as a result of production rework being completed in the first quarter of 2023, and also by higher manufacturing costs associated with labor and materials and having two manufacturing facilities compared to one facility for most of the prior year period. Gross margin for 2022 was adversely affected by COVID-19 related production issues in the first quarter of 2022.

Research and Development Expenses. R&D expenses increased $4.9 million, or 13%, to $41.3 million during the year ended December 31, 2023, compared to $36.4 million during the year ended December 31, 2022. This was driven primarily by growth in personnel and investment in new and ongoing R&D programs and specifically by an increase of $4.3 million in personnel-related expenses, including stock-based compensation, as a result of increased headcount, an increase of $0.8 million in clinical and regulatory expenses, and an increase of $0.4 million related to product development materials. This increase was partially offset by a decrease in outside services fees.

Selling, General and Administrative Expenses. SG&A expenses increased $28.7 million, or 25%, to $145.0 million during the year ended December 31, 2023, compared to $116.3 million during the year ended December 31, 2022. This increase was primarily due to the continued expansion of our sales team and commercial efforts, compared to the prior year period. More specifically, the increase is attributable to an increase of $24.8 million in payroll and personnel-related expenses, an increase of $1.5 million in consulting and professional fees, a net increase of $1.2 million in physician training and travel-related costs, an increase of $0.7 million in software-related costs, and an increase of $0.5 million in the allocated costs of facilities and other related expenses. Personnel-related expenses included stock-based compensation expense of $29.6 million and $18.6 million for the years ended December 31, 2023 and 2022, respectively.

Interest Income (Expense), Net. Interest income (expense), net increased $5.7 million, or 220%, to income of $3.1 million during the year ended December 31, 2023, compared to an expense of $2.6 million during the year ended December 31, 2022. The increase in net interest income was attributable to higher average balances and higher weighted average interest rates on our cash, cash equivalents and investments, partially offset by both the increased interest rate and increased amount of borrowings outstanding under our loan agreement as a result of our May 2022 refinancing of our debt obligation as compared with the prior period.

Other Income (Expense), Net. Other income (expense), net increased to income of $0.4 million during the year ended December 31, 2023, compared to an expense of $0.2 million during the year ended December 31, 2022. The increase in net other income was attributable to $0.6 million in other income received under a government grant and job creation fund, partially offset by losses on the disposal of property and equipment during the year.

Liquidity and Capital Resources

Sources of Liquidity

To date, our principal sources of liquidity have been net proceeds from sales of our common stock in public offerings, private sales of our equity securities, and debt financings, as well as revenue from product sales, which we expect to be our primary source of future liquidity, and to a lesser extent, proceeds from stock option exercises and employee stock purchase plan purchases. As of December 31, 2023, we had cash, cash equivalents and investments of $190.9 million, $75.0 million outstanding principal in term loans, an additional $125.0 million in available but unused term loans, and $25.0 million in availability under a revolving credit facility available under a loan agreement, as described in more detail below.

In October 2022, we completed an underwritten public offering of approximately 2.7 million shares of our common stock at a public offering price of $43.00 per share, resulting in net proceeds of approximately $109.0 million.

We expect to continue to devote a substantial amount of our capital resources to expand commercialization efforts and increase adoption of TCAR using our products, conduct clinical studies and expand our clinical evidence base, and develop additional products. We also plan to continue exploring the future sale of our products in select international geographies. In addition, as a public company, we incur significant legal, accounting, director and officer liability insurance, exchange listing and SEC compliance, investor relations and other expenses, all of which continue to increase. Because of these and other factors, we expect to continue to incur substantial net losses and negative cash flows from operations for the foreseeable future.

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

•The total market opportunity for our products and our ability to penetrate and capture market share from other competing products and technologies;

•Our ability to continue to grow our revenues and maintain pricing and gross margins, especially in light of increased competition or investor perception thereof;

•The effect of competing technologies and products on our business, operating results and prospects, or other adverse market developments;

•The scope and timing of investment in and the future success of our sales force, marketing initiatives and physician training programs;

•The scope, rate of progress and cost of our research and development activities, current or future clinical studies and additional regulatory clearances or approvals;

•The scope and timing of investment in acute ischemic stroke and other neurovascular and cardiac products we may develop;

•The rate at which we expand internationally and our ability to launch and sell our products successfully in such markets;

•Whether we acquire third-party companies, products or technologies;

•Restructuring, refinancing or repayment of debt;

•The costs associated with any future product recall that may occur;

•The costs of attaining, defending and enforcing our intellectual property rights; and

•The impact of health pandemics, epidemics and other outbreaks, such as COVID-19 and its variants, on our business and operations.

Loan Agreement

On May 27, 2022, we entered into a Loan and Security Agreement, or Loan Agreement, with Oxford Finance LLC and its agent, or Oxford Finance, which provides for a $225.0 million loan facility, comprised of a $25.0 million secured revolving credit facility and a $200.0 million secured term loan facility. We concurrently drew down $75.0 million under the term loan facility and used a portion of the proceeds to pay off outstanding amounts under and terminate our prior loan agreement with Stifel Bank. The term loans are available in three tranches. Upon our request, the revolving credit facility will be increased from $25.0 million to $50.0 million. The revolving loans are available subject to a borrowing base equal to 85% of eligible receivables plus 50% of eligible inventory, up to the lesser of 40% of the borrowing base or $10.0 million in the case of eligible inventory. As of December 31, 2023, there were no amounts outstanding under the $25.0 million secured revolving credit facility.

The term loans and any revolving loans mature on May 1, 2027. The principal amount of outstanding term loans are required to be repaid in equal monthly installments beginning on July 1, 2026. Since we achieved a specified consolidated trailing twelve-month revenue target, we have the option to extend the first amortization date for the term loans to July 1, 2027, which option must be exercised no earlier than June 30, 2023 and no later than 30 days prior to July 1, 2026. To date, we have not exercised this option. If we exercise this option, then the maturity date for both the revolving loans and the term loans will be May 1, 2028. The principal amount of outstanding revolving loans, together with accrued and unpaid interest, is due on the maturity date.

Any revolving loans under the Loan Agreement accrue interest at the greater of 1-month Secured Overnight Financing Rate, or SOFR, or the Index Rate, and 0.85%, plus a margin of 3.00%. The term loans accrue interest at the greater of the Index Rate and 0.85%, plus a margin of 5.00%. The Index Rate is capped at 2.50% for purposes of the Loan Agreement. Interest on both revolving loans and term loans is payable monthly in arrears. As of December 31, 2023, the aggregate outstanding principal balance under the term loan facility was $75.0 million with the variable interest rate capped at the maximum rate of 7.50%, and no amounts were outstanding under the revolving credit facility of the Loan Agreement. The term loan may not be reborrowed once repaid, but we may prepay the term loan at any time in full, or in part in increments of $10.0 million. We are required to pay a prepayment fee of 3.0% for prepayments of term loans made in the first year after closing, 2.0% for prepayments of term loans made in the second year after closing, 1.0% for prepayments of term loans made in the third year after closing and no prepayment fees thereafter. Upon the earlier of prepayment or maturity of the term loans, we are required to pay a fee of 5.0% of the aggregate original principal amount of the funded term loans, which fee increases to 6.75% if we exercise our option to extend the amortization date and maturity date. We are also obligated to pay other customary fees for a loan facility of this size and type.

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

As of December 31, 2023, the aggregate outstanding principal balance under the Loan Agreement was $75.0 million and the variable interest rate was 7.5%. As of December 31, 2023, we were in compliance with all covenants under the term loan agreement.

Material Cash Requirements

Our material cash requirements include our outstanding term loan under the Loan Agreement, operating leases and non-cancellable purchase commitments. As of December 31, 2023, we had principal, interest and fees commitments of $95.9 million under the Loan Agreement, of which $5.9 million in interest and fees is expected to be paid within the next 12 months. Our operating lease commitments consist of our lease obligations for our facilities in Sunnyvale, California and Plymouth, Minnesota. Our total operating lease commitments as of December 31, 2023 are approximately $10.8 million, of which $2.0 million is expected to be paid within the next 12 months. We have non-cancellable purchase commitments primarily related to our ENROUTE stent, as described under “Cordis Supply Agreement” below and other inventory components of approximately $14.4 million within the next 12 months.

Cordis License Agreement

We have paid Cordis a one-time license execution fee and are obligated to pay royalties to Cordis on a calendar quarter basis during the term of the Cordis License Agreement, calculated based on net sales of the licensed products we sell during the preceding quarterly period. The license granted under Cordis License Agreement shall remain in full force and effect unless terminated by mutual agreement between us and Cordis.

Cordis Supply Agreement

We are obligated under the Cordis Supply Agreement to purchase a minimum volume of the ENROUTE stent annually. This obligation is binding during the term of the Cordis Supply Agreement.

Cash Flows

The following table summarizes our cash flows for each of the periods presented below:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Net cash (used in) provided by:
Operating activities	$(32,014)	$(32,581)	$(38,935)
Investing activities	(7,176)	(162,068)	72,644
Financing activities	3,887	139,699	6,978
Net increase (decrease) in cash, cash equivalents and restricted cash	$(35,303)	$(54,950)	$40,687

Net Cash Used in Operating Activities

Net cash used in operating activities for the year ended December 31, 2023 was $32.0 million, consisting primarily of a net loss of $55.7 million and an increase in net operating assets of $13.9 million, partially offset by non-cash charges of $37.6 million. The change in net operating assets was primarily due to increases in accounts receivable, due to an increase in sales, in inventories, to support the growth of our operations, prepaid expenses and other current assets, and an increase in accounts payable and accrued liabilities due to the timing of payments and the growth of our operations and accrued payroll and related expenses. The non-cash charges primarily consisted of stock-based compensation, as well as depreciation and amortization, accretion of discounts on investments, amortization of right-of-use assets, non-cash interest expense, provision for excess and obsolete inventories, and a loss on the disposal of property and equipment.

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

Net Cash Provided by (Used in) Investing Activities

Net cash used in investing activities in the year ended December 31, 2023 was $7.2 million, which consisted of purchases of investments of $175.0 million and purchases of property and equipment of $1.5 million, partially offset by proceeds from maturities of investments of $169.3 million.

Net cash used in investing activities in the year ended December 31, 2022 was $162.1 million, which consisted of purchases of investments of $168.2 million and purchases of property and equipment of $5.0 million, partially offset by proceeds from maturities of investments of $11.1 million.

Net Cash Provided by Financing Activities

Net cash provided by financing activities in the year ended December 31, 2023 was $3.9 million, which reflects proceeds from stock option exercises and purchases under our employee stock purchase plan.

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

Revenue Recognition

Our revenue is generated from the sale of our products to hospitals and medical centers in the United States through direct sales representatives and is primarily comprised of product revenue net of returns, administration fees and sales rebates. Revenue is recognized when obligations under the terms of a contract with customers are satisfied, which occurs with the transfer of control of our products to customers, either upon shipment of the product or delivery of the product to the customer under our standard terms and conditions. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring the goods. We accept product returns at our discretion or if the product is defective as manufactured. We establish estimated provisions for returns based on historical experience and consideration of other factors that we believe could significantly impact our expected returns.

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

Interest Rate Risk

Our exposure to market risk is principally confined to our cash, cash equivalents and investments and our outstanding variable-rate term debt, capped at the maximum rate of 7.50%.

We had cash, cash equivalents and investments of $190.9 million as of December 31, 2023, which consisted of bank deposits, money market funds, U.S. government securities, U.S. treasury bills, commercial paper, corporate bonds/notes, and agency bonds/notes. The primary objectives of our investment activities are the preservation of capital and support of our liquidity requirements. We place our cash, cash equivalents, and investments with high-quality financial institutions and have established investment guidelines relative to diversification and maturities designed to maintain safety and liquidity. Our investments are exposed to market risk due to fluctuations in interest rates, which may affect our income and the fair market value of our investments. If interest rates rise, the market value of our investments may decline, which could result in a realized loss if we sell an investment before its scheduled maturity.

We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. A hypothetical 10% change in interest rates would not have a material impact on the value of our cash and cash equivalents or our investments as of December 31, 2023. While we believe our cash, cash equivalents, and investments do not contain excessive risk, we cannot provide absolute assurance that, in the future, our investments will not be subject to adverse changes in market value.

We are also subject to interest rate risk from variable interest rates applicable to borrowings under our Loan Agreement in light of the variable interest rates thereunder. Any revolving loans under the Loan Agreement accrue interest at the greater of 1-month SOFR, or the Index Rate, and 0.85%, plus a margin of 3.00%. The term loans accrue interest at the greater of the Index Rate and 0.85%, plus a margin of 5.00%. The Index Rate is capped at 2.50% for purposes of the Loan Agreement. As of December 31, 2023, the aggregate outstanding principal balance under the term loan facility was $75,000,000 with the variable interest rate capped at the maximum rate of 7.50% and no amounts were outstanding under the revolving credit facility.

Credit Risk

As of December 31, 2023 and 2022, a portion of our cash and cash equivalents was maintained with Silicon Valley Bank, a division of First Citizens Bank, or SVB, and exceeded federally insured limits. Substantially all of our cash equivalents and investments reside in a custodial account held by a third party, in which SVB Asset Management is the advisor. On March 10, 2023, SVB was shut down and placed under receivership with the Federal Deposit Insurance Corporation, or FDIC, by the California Department of Financial Protection and Innovation. On March 26, 2023, the FDIC announced it had entered into a purchase and assumption agreement with First Citizens Bank & Trust Company under which all of SVB’s deposits were assumed. As of the issuance date of the financial statements included in this report, we have not experienced any losses on our deposits and all of our cash deposited with SVB has been accessible to us. Given the continued potential instability of financial institutions, we cannot provide assurance that we will not experience losses on these deposits.

As of December 31, 2023, our cash equivalents and investments are invested in highly rated money market funds, U.S. treasury bills, U.S. government securities, commercial paper, corporate bonds/notes, and agency bonds/notes. Uncertain financial markets, or a U.S. sovereign default or threat thereof, could result in a tightening in the credit markets, a reduced level of liquidity in many financial markets, and extreme volatility in fixed income and credit markets. The credit ratings of securities in our investments could deteriorate and may have an adverse impact on the carrying value of these investments.

Our accounts receivable primarily relate to revenue from the sale of our products to hospitals and medical centers in the United States. No customer represented 10% or more of our accounts receivable as of December 31, 2023 or 2022.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Silk Road Medical, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying balance sheets of Silk Road Medical, Inc. (the “Company”) as of December 31, 2023 and 2022, and the related statements of operations and comprehensive loss, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2023 appearing under Item 15(b) (collectively referred to as the “financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Revenue recognition

As described in Note 2 to the financial statements, the Company’s revenue is generated from the sale of its products to hospitals and medical centers in the United States through direct sales representatives. Revenue is recognized when obligations under the terms of a contract with customers are satisfied, which occurs with the transfer of control of the Company’s products to its customers, either upon shipment of the product or delivery of the product to the customer. The Company’s total revenue was $177.1 million for the year ended December 31, 2023. Revenue is measured as the amount of consideration management expects to receive in exchange for transferring the goods.

The principal consideration for our determination that performing procedures relating to revenue recognition is a critical audit matter is the significant audit effort in performing procedures related to the accuracy and occurrence of revenue transactions.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including controls over the recording of product sales upon shipment of the product or delivery of the product to the customer. These procedures also included, among others, (i) testing revenue transactions by evaluating the settlement of invoices and credit memos, ii) evaluating credit memos issued during the year, iii) tracing transactions not settled to a detailed listing of accounts receivable; iv) confirming a sample of outstanding customer invoice balances at year end and, for confirmations not returned, obtaining and inspecting source documents, including purchase orders, invoices, sales contracts, proof of delivery, and subsequent cash receipts, where applicable, and v) testing the completeness and accuracy of data provided by management.

/s/ PricewaterhouseCoopers LLP

Minneapolis, Minnesota

February 28, 2024

We have served as the Company’s auditor since 2013.

Silk Road Medical, Inc.

Balance Sheets

(in thousands, except share and per share data)	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$20,210	$55,358
Short-term investments	161,264	158,316
Accounts receivable, net of allowances of $26 and $3 at December 31, 2023 and December 31, 2022, respectively	23,573	18,007
Inventories	29,876	19,293
Prepaid expenses and other current assets	5,912	3,924
Total current assets	240,835	254,898
Long-term investments	9,456	—
Property and equipment, net	8,114	9,372
Restricted cash	—	155
Other non-current assets	6,904	5,260
Total assets	$265,309	$269,685

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$5,676	$2,523
Accrued liabilities	24,607	21,965
Total current liabilities	30,283	24,488
Long-term debt	75,626	74,596
Other liabilities	8,249	6,726
Total liabilities	114,158	105,810

Commitments and contingencies (Note 7)	—	—

Stockholders' equity:
Preferred stock, $0.001 par value
Shares authorized: 5,000,000 at December 31, 2023 and 2022
Shares issued and outstanding: none at December 31, 2023 and 2022	—	—
Common stock, $0.001 par value
Shares authorized: 100,000,000 at December 31, 2023 and 2022
Shares issued and outstanding: 39,165,481 and 38,355,972 at December 31, 2023 and 2022, respectively	39	38
Additional paid-in capital	550,495	507,715
Accumulated other comprehensive income (loss)	72	(166)
Accumulated deficit	(399,455)	(343,712)
Total stockholders' equity	151,151	163,875
Total liabilities and stockholders' equity	$265,309	$269,685

The accompanying notes are an integral part of these financial statements.

Silk Road Medical, Inc.

Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)	Year Ended December 31,
	2023	2022	2021
Revenue	$177,134	$138,638	$101,475
Cost of goods sold	50,048	37,876	25,446
Gross profit	127,086	100,762	76,029
Operating expenses:
Research and development	41,324	36,449	27,110
Selling, general and administrative	145,033	116,317	96,387
Total operating expenses	186,357	152,766	123,497
Loss from operations	(59,271)	(52,004)	(47,468)
Interest income	9,957	2,527	198
Interest expense	(6,871)	(5,098)	(2,518)
Loss on debt extinguishment	—	(245)	—
Other income (expense), net	442	(190)	(23)
Net loss	(55,743)	(55,010)	(49,811)
Other comprehensive income (loss):
Unrealized gain (loss) on investments, net	238	(166)	(39)
Other comprehensive income (loss)	238	(166)	(39)
Comprehensive loss	$(55,505)	$(55,176)	$(49,850)
Net loss per share, basic and diluted	$(1.44)	$(1.54)	$(1.44)
Weighted average common shares used to compute net loss per share, basic and diluted	38,804,343	35,775,672	34,635,358

The accompanying notes are an integral part of these financial statements.

Silk Road Medical, Inc.

Statements of Stockholders’ Equity

(in thousands, except share data)					Accumulated Other
	Common Stock		Additional	Accumulated	Comprehensive
	Shares	Amount	Paid-in Capital	Deficit	Income (Loss)	Total
Balances at December 31, 2020	34,249,649	$34	$346,318	$(238,891)	$39	$107,500
Exercise of stock options	643,507	1	4,841	—	—	4,842
Issuance of common stock upon vesting of restricted stock units	34,964	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	52,776	—	2,104	—	—	2,104
Stock-based compensation	—	—	14,612	—	—	14,612
Disgorgement of short-swing profits, net	—	—	32	—	—	32
Net loss	—	—	—	(49,811)	—	(49,811)
Change in unrealized loss on investments, net	—	—	—	—	(39)	(39)
Balances at December 31, 2021	34,980,896	35	367,907	(288,702)	—	79,240
Issuance of common stock in connection with public offering, net of underwriting discount, commissions and offering costs of $6,008	2,674,419	3	108,989	—	—	108,992
Exercise of stock options	453,199	—	3,364	—	—	3,364
Issuance of common stock upon vesting of restricted stock units	148,239	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	99,219	—	2,432	—	—	2,432
Stock-based compensation	—	—	25,023	—	—	25,023
Net loss	—	—	—	(55,010)	—	(55,010)
Change in unrealized loss on investments, net	—	—	—	—	(166)	(166)
Balances at December 31, 2022	38,355,972	38	507,715	(343,712)	(166)	163,875
Exercise of stock options	199,642	—	1,486	—	—	1,486
Issuance of common stock upon vesting of restricted stock units	410,085	1	—	—	—	1
Issuance of common stock under employee stock purchase plan	199,782	—	2,401	—	—	2,401
Stock-based compensation	—	—	38,893	—	—	38,893
Net loss	—	—	—	(55,743)	—	(55,743)
Change in unrealized gain on investments, net	—	—	—	—	238	238
Balances at December 31, 2023	39,165,481	$39	$550,495	$(399,455)	$72	$151,151

The accompanying notes are an integral part of these financial statements.

Silk Road Medical, Inc.

Statements of Cash Flows

(in thousands)	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities
Net loss	$(55,743)	$(55,010)	$(49,811)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	2,696	2,127	1,032
Stock-based compensation expense	38,893	25,023	14,612
Amortization of premiums (accretion of discounts) on investments, net	(6,497)	(1,419)	577
Amortization of debt discount and debt issuance costs	232	218	158
Amortization of right-of-use asset	1,096	1,041	887
Non-cash interest expense	819	1,037	—
Loss on extinguishment of debt	—	245	—
Loss on disposal of property and equipment	160	180	9
Provision for (recovery of) doubtful accounts receivable	45	(3)	6
Provision for excess and obsolete inventories	198	6	77
Changes in operating assets and liabilities:
Accounts receivable	(5,610)	(6,172)	(2,769)
Inventories	(10,781)	(1,447)	(5,563)
Prepaid expenses and other current assets	(1,988)	(525)	(772)
Other assets	(236)	(27)	(117)
Accounts payable	3,063	967	(1,159)
Accrued liabilities	2,854	1,868	4,418
Other liabilities	(1,215)	(690)	(520)
Net cash used in operating activities	(32,014)	(32,581)	(38,935)
Cash flows from investing activities
Purchases of property and equipment	(1,507)	(5,005)	(4,758)
Proceeds from sale of property and equipment	—	—	2
Purchases of investments	(174,969)	(168,163)	—
Proceeds from maturity of investments	169,300	11,100	77,400
Net cash provided by (used in) investing activities	(7,176)	(162,068)	72,644
Cash flows from financing activities
Proceeds from public offerings, net of underwriting discount, commissions and offering costs paid	—	108,992	—
Proceeds from long-term debt, net	—	73,911	—
Proceeds from issuance of common stock	3,887	5,796	6,946
Principal repayment of long-term debt	—	(49,000)	—
Proceeds from disgorgement of short-swing profits, net	—	—	32
Net cash provided by financing activities	3,887	139,699	6,978
Net change in cash, cash equivalents and restricted cash	(35,303)	(54,950)	40,687
Cash, cash equivalents and restricted cash, beginning of year	55,513	110,463	69,776
Cash, cash equivalents and restricted cash, end of year	$20,210	$55,513	$110,463

Supplemental disclosure of cash flow information
Cash paid for interest	$5,821	$3,843	$2,360

Noncash investing and financing activities:
Accounts payable and accrued liabilities for purchases of property and equipment	$67	$117	$1,138
Right-of-use asset obtained in exchange for lease obligation	$2,504	$903	$3,307

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

Liquidity

In the course of its activities, the Company has incurred losses and negative cash flows from operations since its inception. As of December 31, 2023, the Company had an accumulated deficit of $399,455,000. The Company expects to incur losses for the foreseeable future. The Company believes that its cash and cash equivalents and available-for-sale securities of $190,930,000 as of December 31, 2023, as well as its expected revenues will provide sufficient funds to allow the Company to fund its planned current operations for the next 12 months from the issuance of these financial statements.

Public Offering

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

Fair Value of Financial Instruments

The Company has evaluated the estimated fair value of its financial instruments as of December 31, 2023 and 2022. The carrying amounts of certain of the Company’s financial instruments, which include accounts receivable, accounts payable and accrued liabilities approximate their respective fair values because of the short-term nature of these instruments. Management believes that its debt bears interest at the prevailing market rates for instruments with similar characteristics (Level 2 within the fair value hierarchy); accordingly, the carrying value of this instrument approximates its fair value.

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents. Cash equivalents are recorded at fair value, based on quoted market prices. As of

December 31, 2023 and 2022, the Company’s cash equivalents were entirely comprised of investments in money market funds.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the balance sheets that sum to the total of the same amounts shown in the statements of cash flows (in thousands):

	December 31,
	2023	2022
Cash and cash equivalents	$20,210	$55,358
Restricted cash	—	155
Total cash, cash equivalents and restricted cash	$20,210	$55,513

The Company had no restricted cash as of December 31, 2023. Restricted cash as of December 31, 2022 consisted of a letter of credit of $155,000 representing collateral for the Company’s facility lease in California.

Investments

Short-term and long-term investments consist of debt securities classified as available-for-sale. Short-term investments have original maturities greater than 90 days, but less than one year as of the balance sheet date. Long-term investments have maturities greater than one year as of the balance sheet date. All investments are recorded at fair value based on the fair value hierarchy. Unrealized gains and losses, deemed temporary in nature, are reported as a separate component of accumulated other comprehensive income (loss). Realized gains and losses are included in earnings and are derived based on the specific-identification method for determining the costs of investments sold and were insignificant for the years ended December 31, 2023, 2022 and 2021. Amortization of premiums and accretion of discounts are reported as a component of interest income.

A decline in the fair value of any security below cost that is deemed other than temporary results in a charge to earnings and the corresponding establishment of a new cost basis for the investment. The Company evaluates the securities in an unrealized loss position for expected credit losses by considering factors such as historical experience, market data, issuer-specific factors, current economic conditions and credit ratings. The Company did not recognize any credit losses on its available-for-sale securities during the years ended December 31, 2023, 2022 or 2021 and there were no impairment charges for unrealized losses in the periods presented.

Concentration of Credit Risk, and Other Risks and Uncertainties

Financial instruments that potentially subject the Company to credit risk consist of cash and cash equivalents, investments and accounts receivable to the extent of the amounts recorded on the balance sheet. Cash, cash equivalents, and investments are deposited in financial institutions which, at times, may be in excess of federally insured limits. Cash equivalents are invested in highly rated money market funds. The Company invests in a variety of financial instruments, such as, but not limited to, commercial paper, corporate bonds/notes, U.S. government securities, U.S. treasury bills, agency bonds/notes, and, by policy, limits the amount of credit exposure with any one financial institution or commercial issuer. The Company has not experienced any material losses on its deposits of cash and cash equivalents or investments during the years ended December 31, 2023, 2022 and 2021.

As of December 31, 2023 and December 31, 2022, a portion of the Company’s cash and cash equivalents was maintained with Silicon Valley Bank, a division of First Citizens Bank, or SVB, and exceeded federally insured limits. Substantially all of the Company’s cash equivalents and investments reside in a custodial account held by a third party, in which SVB Asset Management is the advisor. On March 10, 2023, SVB was shut down and placed under receivership with the Federal Deposit Insurance Corporation, or FDIC, by the California Department of Financial Protection and Innovation. On March 26, 2023, the FDIC announced it had entered into a purchase and assumption agreement with First Citizens Bank & Trust Company under which all of SVB’s deposits were assumed. As of the issuance date of these financial statements, the Company has not experienced any losses on its deposits and all of the Company’s cash deposited with SVB has been accessible to the Company.

The Company’s accounts receivable are due from a variety of hospitals and medical centers in the United States. As of December 31, 2023 and 2022, no customer represented 10% or more of the Company’s accounts receivable. For the years ended December 31, 2023, 2022 and 2021, there were no customers that represented 10% or more of revenue.

The Company provides for uncollectible amounts when specific credit problems are identified. In doing so, the Company analyzes historical bad debt trends, customer credit worthiness, current economic trends and changes in customer payment patterns when evaluating the adequacy of the allowance for expected credit losses on customer accounts.

The Company manufactures certain of its commercial products in-house. Certain of the Company’s finished goods, components and sub-assemblies continue to be manufactured by sole suppliers, the most significant of which is the ENROUTE Transcarotid Stent System, manufactured by Cordis Corporation, or Cordis. Disruption in finished goods, component or sub-assembly supply from these manufacturers or from in-house production would have a negative impact on the Company’s financial position and results of operations.

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

Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The Company estimates allowances for expected credit losses. Specifically, the Company makes estimates on the collectability of customer accounts based primarily on analysis of historical trends and experience and changes in customers’ financial condition. The Company uses its judgment, based on the best available facts and circumstances, and records an allowance against amounts due to reduce the receivable to the amount that is expected to be collected. These specific allowances are reevaluated and adjusted as additional information is received that impacts the amount reserved. During the years ended December 31, 2023, 2022 and 2021, the Company did not experience any material credit-related losses.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including property and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. If indicators of impairment exist, an impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the assets and their eventual disposition are less than their carrying amount. Impairment, if any, is measured as the amount by which the carrying amount of the long-lived assets exceeds their fair value. The Company did not record any impairment of long-lived assets during the years ended December 31, 2023, 2022 and 2021.

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

The Company’s revenue is generated from the sale of its products to hospitals and medical centers in the United States through direct sales representatives and is primarily comprised of product revenue net of returns, administration fees and sales rebates. Revenue is recognized when obligations under the terms of a contract with customers are satisfied, which occurs with the transfer of control of the Company’s products to its customers, either upon shipment of the product or delivery of the product to the customer. The Company’s products are readily available for usage as soon as the customer possesses it. Upon receipt, the customer controls the economic benefits of the product, has significant risks and rewards, and the legal title. The Company has present right to payment; therefore, the transfer of control is deemed to happen at a point in time. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring the goods. The Company is entitled to the total consideration for the products ordered by customers as product pricing is fixed according to the terms of customer contracts and payment terms are short. Administration fees and sales rebates are accounted for as a reduction in revenue, calculated based on the terms agreed to with the customer.

As of December 31, 2023 and 2022, the Company recorded $227,000 and $148,000, respectively, of unbilled receivables, which are included in accounts receivable, net on the balance sheet, as the Company has an unconditional right to payment as of the end of the applicable period.

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

Cost of Goods Sold

The Company manufactures certain of its portfolio of TCAR products at its California and Minnesota facilities and purchases other products from third party manufacturers. Cost of goods sold consists primarily of costs related to materials, components and sub-assemblies, manufacturing overhead costs, direct labor, scrap, product rework, reserves for excess, obsolete and non-sellable inventories as well as logistics-related expenses. A significant portion of the Company’s cost of goods sold currently consists of manufacturing overhead costs. These overhead costs include the cost of quality control, material procurement, inventory control, facilities, equipment and operations supervision and management. Cost of goods sold also includes depreciation expense for production equipment and certain direct costs such as shipping costs and royalties. The Company entered into the lease for its additional facility in Minnesota in May 2021 and did not begin commercial production of the ENROUTE Neuroprotection System until the third quarter of 2022. During this time, the Company experienced additional overhead expenses related to its investment in the start-up phase of its manufacturing capacity expansion, which were recorded as a period expense.

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

Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs include design and production costs, including website development, physician and patient testimonial videos, written media campaigns, and other items. Advertising costs of $461,000, $347,000 and $221,000 were expensed during the years ended December 31, 2023, 2022 and 2021, respectively.

Foreign Currency

The Company records net gains and losses resulting from foreign exchange transactions as a component of foreign currency exchange gains or losses in other income (expense), net. The Company had no material foreign currency exchange gains or losses during the years ended December 31, 2023, 2022 and 2021.

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

The Company accounts for stock-based compensation for its employee stock purchase plan based on the estimated fair value on the first day of the offering period using an option pricing model for each purchase period. These costs are recognized on a straight-line basis over the offering period.

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

Comprehensive Loss

Comprehensive loss consists of net loss and changes in unrealized gains and losses on investments classified as available-for-sale. For the years ended December 31, 2023, 2022 and 2021, the Company’s unrealized gains and losses on available-for-sale investments represent the only component of other comprehensive loss that are excluded from the reported net loss and that are presented in the statements of operations and comprehensive loss. Accumulated other comprehensive income (loss) is presented in the accompanying balance sheets as a component of stockholders' equity.

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

Net loss per share was determined as follows (in thousands, except share and per share data):

	Year Ended December 31,
	2023	2022	2021
Net loss	$(55,743)	$(55,010)	$(49,811)
Weighted average common stock outstanding used to compute net loss per share, basic and diluted	38,804,343	35,775,672	34,635,358
Net loss per share, basic and diluted	$(1.44)	$(1.54)	$(1.44)

The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted average shares outstanding because such securities have an antidilutive impact due to the Company’s net loss:

	December 31,
	2023	2022	2021
Common stock options	3,632,684	3,839,858	3,780,939
Restricted stock units and performance stock units	3,536,197	1,329,824	530,274
Total	7,168,881	5,169,682	4,311,213

Segment and Geographical Information

The Company operates and manages its business as one reportable and operating segment. The Company’s chief executive officer, who is the chief operating decision maker, reviews financial information on an aggregate basis for purposes of allocating resources and evaluating financial performance. Primarily all of the Company’s long-lived assets are based in the United States. Long-lived assets are comprised of property and equipment. All of the Company’s revenue was in the United States for the years ended December 31, 2023, 2022 and 2021, based on the shipping location of the external customer.

3.    Recent Accounting Pronouncements

Recently Issued Accounting Standards

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, or ASU 2023-07, which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segments expenses. ASU 2023-07 became effective for the Company on January 1, 2024. The Company does not believe that the adoption of this new guidance will have a material impact on its segment reporting disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, or ASU 2023-09, which enhances income tax disclosure requirements by requiring specified categories and greater disaggregation within the rate reconciliation table, disclosure of income taxes paid by jurisdiction, and providing clarification on uncertain tax positions and related financial statement impacts. ASU 2023-09 is effective for the Company on January 1, 2025 with early adoption permitted. The Company is currently evaluating the impact of adoption of this new guidance on its income tax disclosures.

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

The following tables set forth by level within the fair value hierarchy the Company’s assets that are reported at fair value as of December 31, 2023 and 2022 using the inputs defined above (in thousands):

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$19,483	$—	$—	$19,483
U.S. treasury bills	11,899	—	—	11,899
Commercial paper	—	33,150	—	33,150
Corporate bonds/notes	—	39,438	—	39,438
U.S. government securities	—	17,556	—	17,556
Agency bonds/notes	—	68,677	—	68,677
Total	$31,382	$158,821	$—	$190,203

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$55,158	$—	$—	$55,158
U.S. treasury bills	19,776	—	—	19,776
Commercial paper	—	48,875	—	48,875
Corporate bonds/notes	—	1,515	—	1,515
U.S. government securities	—	83,270	—	83,270
Asset-backed securities	—	1,996	—	1,996
Agency notes	—	2,884	—	2,884
Total	$74,934	$138,540	$—	$213,474

There were no transfers between fair value hierarchy levels during the years ended December 31, 2023, 2022, and 2021.

5.    Balance Sheet Components

Investments

The fair value of the Company's available-for-sale investments as of December 31, 2023 and 2022 are as follows (in thousands):

	December 31, 2023
		Gross Unrealized		Estimated
	Amortized Cost	Gains	Losses	Fair Value
Money market funds	$19,483	$—	$—	$19,483
U.S. treasury bills	11,896	3	—	11,899
Commercial paper	33,160	5	(15)	33,150
Corporate bonds/notes	39,398	55	(15)	39,438
U.S. government securities	17,501	55	—	17,556
Agency bonds/notes	68,693	27	(43)	68,677
Total	$190,131	$145	$(73)	$190,203

Classified as:
Cash equivalents				$19,483
Short-term investments				161,264
Long-term investments				9,456
Total				$190,203

	December 31, 2022
		Gross Unrealized		Estimated
	Amortized Cost	Gains	Losses	Fair Value
Money market funds	$55,158	$—	$—	$55,158
U.S. treasury bills	19,772	4	—	19,776
Commercial paper	48,875	—	—	48,875
Corporate bonds/notes	1,528	—	(13)	1,515
U.S. government securities	83,432	2	(164)	83,270
Asset-backed securities	2,000	—	(4)	1,996
Agency notes	2,876	8	—	2,884
Total	$213,641	$14	$(181)	$213,474

Classified as:
Cash equivalents				$55,158
Short-term investments				158,316
Total				$213,474

The following table summarizes the fair value of the Company’s cash equivalents, and available-for-sale investments classified by maturity as of December 31, 2023 and 2022 (in thousands):

	December 31, 2023	December 31, 2022
Amounts maturing within one year	$180,747	$213,474
Amounts maturing after one year through two years	9,456	—
Total	$190,203	$213,474

Available-for-sale investments held as of December 31, 2023 had a weighted average days to maturity of 163 days.

The following table presents the Company's available-for-sale investments that were in an unrealized loss position as of December 31, 2023 and 2022 (in thousands):

	December 31, 2023		December 31, 2022
	Less than 12 months		Less than 12 months
Assets:	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate bonds/notes	$21,842	$(15)	$1,490	$(13)
Commercial paper	19,684	(15)	—	—
U.S. government securities	—	—	73,329	(164)
Asset-backed securities	—	—	1,994	(4)
Agency bonds/notes	48,964	(43)	—	—
Total	$90,490	$(73)	$76,813	$(181)

There were no available-for-sale investments in an unrealized loss position greater than twelve months as of December 31, 2023 and 2022.

Inventories

Components of inventories were as follows (in thousands):

	December 31,
	2023	2022
Raw materials	$6,512	$4,913
Finished products	23,364	14,380
Total inventories	$29,876	$19,293

As of December 31, 2023 and 2022, there were no work-in-process inventories.

Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2023	2022
Furniture and fixtures	$2,052	$1,822
Equipment	5,776	5,046
Software	296	296
Leasehold improvements	7,561	7,246
	15,685	14,410
Less: Accumulated depreciation	(7,907)	(5,355)
Add: Construction-in-progress	336	317
Total property and equipment, net	$8,114	$9,372

Depreciation and amortization expense was $2,696,000, $2,127,000 and $1,032,000 for the years ended December 31, 2023, 2022 and 2021, respectively.

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	December 31,
	2023	2022
Accrued payroll and related expenses	$17,113	$15,216
Operating lease liability	1,703	1,844
Accrued travel expenses	944	775
Accrued interest payable	517	519
Provision for sales returns	500	540
Accrued royalty expense	405	973
Accrued administration fees and sales rebates	405	338
Accrued professional services	326	781
Accrued clinical expenses	256	249
Deferred revenue	143	253
Accrued other expenses	2,295	477
Total accrued liabilities	$24,607	$21,965

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

On May 27, 2022, in connection with the consummation of the Loan and Security Agreement with Oxford Finance, as noted below, the Company repaid all amounts outstanding under the term loan with Stifel Bank. The Success Fee Agreement obligation of $367,500 survives the Stifel Bank debt repayment and terminates on October 29, 2025. The Company has determined the probability of a Liquidity Event to be remote and accordingly, has not recognized a liability as of December 31, 2023 and 2022.

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

As of December 31, 2023, the aggregate outstanding principal balance under the term loan facility was $75,000,000 with the variable interest rate capped at the maximum rate of 7.50%, and no amounts were outstanding under the revolving credit facility of the Loan Agreement. As of December 31, 2023, the Company was in compliance with all applicable financial covenants.

Future payments under the Oxford Finance term loan agreement as of December 31, 2023 are as follows (in thousands):

Year Ending December 31:	Amount
2024	$5,719
2025	5,703
2026	45,699
2027	34,517
91,638
Add: Accretion of closing fees	1,329
92,967
Less: Amount representing interest	(16,638)
Less: Amount representing debt discount and debt issuance costs	(703)
Present value of minimum payments	$75,626

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

Balance sheet information as of December 31, 2023 and 2022 consists of the following (in thousands):

	December 31,
Operating Lease:	2023	2022
Operating lease right-of-use asset in other non-current assets	$6,489	$5,081
Operating lease liability in accrued liabilities	$1,703	$1,844
Operating lease liability in other liabilities	7,304	5,998
Total operating lease liabilities	$9,007	$7,842

The following table summarizes the Company's operating lease payments as of December 31, 2023 (in thousands):

Year Ending December 31:	Amount
2024	$1,991
2025	2,130
2026	2,255
2027	2,068
2028	1,233
Thereafter	1,158
Total lease payments	10,835
Less: imputed interest	(1,828)
Present value of lease liabilities	$9,007

Purchase Obligations

Purchase obligations consist of agreements to purchase goods and services entered into in the ordinary course of business. As of December 31, 2023, the Company had non-cancellable purchase obligations to suppliers of $15,660,000. In addition, the Company has minimum purchase commitments under its amended supply agreement with Cordis from July 2024 through February 2029 which require a specified minimum volume commitment based on the actual units purchased during the prior year period from July 1 through June 30, with the unit purchase price dependent upon annual volume during the same prior year period.

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

The Company indemnifies each of its directors and officers for certain events or occurrences, subject to certain limits, while the director or officer is or was serving at the Company’s request in such capacity, as permitted under Delaware law and in accordance with its certificate of incorporation and bylaws. The term of the indemnification period lasts as long as a director or officer may be subject to any proceeding arising out of acts or omissions of such director or officer in such capacity. The maximum amount of potential future indemnification is unlimited; however, the Company currently holds director and officer liability insurance. The Company believes that the fair value of these indemnification obligations is minimal. Accordingly, the Company has not recognized any liabilities relating to these obligations as of December 31, 2023.

Contingencies

The Company is not involved in any pending legal proceedings that it believes could have a material adverse effect on its financial condition, results of operations or cash flows. From time to time, the Company may pursue litigation to assert its legal rights and such litigation may be costly and divert the efforts and attention of its management and technical personnel which could adversely affect its business. The Company accrues a liability for such matters when it is probable that future expenditures will be made, and such expenditures can be reasonably estimated. There were no contingent liabilities requiring accrual as of December 31, 2023 and 2022.

8.    Stockholders’ Equity

Preferred Stock

As of December 31, 2023, the Company’s restated certificate of incorporation authorizes the Company to issue up to 5,000,000 shares of preferred stock with $0.001 par value per share, of which no shares were issued and outstanding.

Common Stock

As of December 31, 2023, the Company’s restated certificate of incorporation authorizes the Company to issue up to 100,000,000 shares of common stock with $0.001 par value per share, of which 39,165,481 shares were issued and outstanding. The holders of common stock are also entitled to receive dividends whenever funds are legally available, when and if declared by the Board of Directors. As of December 31, 2023, no dividends have been declared to date. Each share of common stock is entitled to one vote.

As of December 31, 2023 and 2022, the Company had reserved common stock for future issuances as follows:

	December 31,
	2023	2022
Outstanding stock options and equity awards	7,168,881	5,169,682
Reserved for grants of future stock options and equity awards	532,627	2,209,072
Reserved for Performance Stock Units for overperformance	809,225	207,468
Reserved for employee stock purchase plan	1,356,463	1,172,686
Total common stock reserved for future issuance	9,867,196	8,758,908

9.    Stock-Based Compensation Plans

In March 2019, the Company's Board of Directors [and stockholders] approved the 2019 Equity Incentive Plan, or 2019 Plan, effective immediately prior to the Company’s IPO. The 2019 Plan replaced the prior 2007 Stock Option Plan, or 2007 Plan, and the NeuroCo 2015 Equity Incentive Plan, which the Company assumed in connection with its acquisition of NeuroCo in December 2018, with respect to future grants. The 2019 Plan provides for the grant of ISOs to employees and for the grant of NSOs, restricted stock, restricted stock units, stock appreciation rights, performance units and performance shares to employees, directors and consultants. A total of 2,317,000 shares of common stock were initially reserved for issuance pursuant to the 2019 Plan. In addition, the shares reserved for issuance under the 2019 Plan also include shares reserved but not issued under the prior 2007 Plan, plus any share awards granted under the 2007 Plan that expire or terminate without having been exercised in full or that are forfeited or repurchased. In addition, the number of shares available for issuance under the 2019 Plan also include an annual increase on the first day of each fiscal year, equal to the lesser of (i) 3,000,000 shares; (ii) 4.0% of the outstanding shares of common stock as of the last day of the immediately preceding fiscal year; or (iii) an amount as determined by the Board of Directors. As of December 31, 2023, the Company has reserved 7,952,134 shares of common stock for issuance under the 2019 Plan.

A summary of the shares available for issuance under the 2019 Plan is as follows:

Number of Shares
Balances, December 31, 2020	1,790,687
Authorized	1,369,985
Granted/Awarded	(847,080)
Cancelled	163,620
Balances, December 31, 2021	2,477,212
Authorized	1,399,235
Allowance for Performance Stock Units for overperformance	(207,468)
Granted/Awarded	(1,600,996)
Cancelled	141,089
Balances, December 31, 2022	2,209,072
Authorized	1,534,238
Allowance for Performance Stock Units for overperformance	(601,757)
Granted/Awarded	(2,893,796)
Cancelled	284,870
Balances, December 31, 2023	532,627

The exercise price of Incentive Stock Options and Non-Statutory Stock Options shall not be less than 100% and 85%, respectively, of the estimated fair value of the shares on the date of grant as determined by the Board of Directors. The exercise price of options granted to a 10% stockholder shall not be less than 110% of the estimated fair value of the shares on the date of grant as determined by the Board of Directors. To date, options have a term of ten years and generally vest over four years from the date of grant.

Stock option activity under the Company’s 2007 Stock Option Plan, 2015 Equity Incentive Plan and 2019 Plan is set forth below:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in thousands)
Balances, December 31, 2020	4,237,828	$16.56	7.38	$197,407
Options granted	323,057	53.94
Options exercised	(643,507)	7.49
Options cancelled	(136,439)	40.30
Balances, December 31, 2021	3,780,939	$20.45	6.71	$91,900
Options granted	587,015	37.69

Options exercised	(453,199)	7.42
Options cancelled	(74,897)	41.16
Balances, December 31, 2022	3,839,858	$24.22	6.41	$112,755
Options granted	19,898	33.57
Options exercised	(199,642)	7.44
Options cancelled	(27,430)	47.09
Balances, December 31, 2023	3,632,684	$25.02	5.52	$7,942
Vested and exercisable at December 31, 2023	3,184,646	$22.62	5.19	$7,942
Vested and expected to vest at December 31, 2023	3,632,684	$25.02	5.52	$7,942

The aggregate intrinsic value of options exercised during the years ended December 31, 2023, 2022 and 2021 was $7,857,000, $17,575,000 and $29,355,000, respectively. The aggregate intrinsic value was calculated as the difference between the exercise prices of the underlying options and the estimated fair value of the common stock on the date of exercise. The weighted-average grant date fair value of options granted during the years ended December 31, 2023, 2022 and 2021 was $17.67, $37.69 and $23.83 per share, respectively. The total fair value of options vested during the years ended December 31, 2023, 2022 and 2021 was $9,207,000, $9,816,000 and $9,076,000, respectively, based on the grant date fair value.

Restricted Stock Units

In March 2020, the Company began awarding restricted stock units, or RSUs, under the 2019 Plan. RSUs generally vest and are settled in shares of common stock over four years in annual equal increments. The total award date fair value of awards provided during the years ended December 31, 2023, 2022 and 2021 was $46,939,000, $30,486,000 and $28,110,000, respectively. The total fair value of awards vested during the years ended December 31, 2023, 2022 and 2021 was $13,203,000, $6,135,000 and $1,893,000, respectively. The fair value of RSUs is based on the closing price of the Company’s common stock on the date of award.

A summary of RSU activity for the years ended December 31, 2023, 2022 and 2021 is as follows:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Balances, December 31, 2020	68,396	$46.16
Awards granted	524,023	53.64
Awards vested	(34,964)	49.95
Awards cancelled	(27,181)	51.99
Balances, December 31, 2021	530,274	$53.01
Awards granted	806,513	37.80
Awards vested	(148,239)	52.14
Awards cancelled	(66,192)	44.38
Balances, December 31, 2022	1,122,356	$42.70
Awards granted	2,162,465	21.71
Awards vested	(410,085)	43.44
Awards cancelled	(147,764)	41.23
Balances, December 31, 2023	2,726,972	$26.02
Expected to vest at December 31, 2023	2,726,972	$26.02

Performance Stock Units

In November 2022, the Company began awarding performance stock units, or PSUs, under the 2019 Plan to certain executive officers and key employees. PSUs generally vest at the end of a three year service period, subject to continued service to the Company. The total number of shares of common stock to be issued upon vesting and settlement of the PSUs will be determined based on the total stockholder return, or TSR, of the Company’s common stock price relative to a group of Benchmark Companies over a three year performance period and range from 0% to 200% of the target value of shares awarded, depending on the Company’s performance against the targeted Benchmark Companies. The total award date fair value of awards provided during the years ended December 31, 2023 and 2022 was $14,950,000 and $16,000,000, respectively.

There was no PSU activity for the year ended December 31, 2021. A summary of PSU activity for the years ended December 31, 2023 and 2022 is as follows:

	Number of Performance Stock Units	Weighted Average Grant Date Fair Value
Balances, December 31, 2021	—	$—
Awards granted	207,468	77.12
Awards vested	—	—
Awards cancelled	—	—
Balances, December 31, 2022	207,468	$77.12
Awards granted	711,433	21.01
Awards vested	—	—
Awards cancelled	(109,676)	76.66
Balances, December 31, 2023	809,225	$27.86
Expected to vest at December 31, 2023	809,225	$27.86

The shares expected to vest as of December 31, 2023 reflects PSUs awards performance and vesting at 100% of the target value of shares granted.

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

As of December 31, 2023, 465,952 shares of common stock have been issued to employees participating in the ESPP and 1,356,463 shares were available for future issuance under the ESPP.

Stock-Based Compensation

The Company estimated the fair value of stock options using the Black–Scholes option pricing model. The fair value of stock options is being amortized on a straight–line basis over the requisite service period of the awards. The fair value of stock options was estimated using the following assumptions for the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,
	2023	2022	2021
Expected term (in years)	5.25	5.25 - 6.25	5.25 - 6.25
Expected volatility	55.1%	48.2% - 51.4%	45.0% - 50.4%
Risk-free interest rate	3.94%	1.60% - 3.84%	0.41% - 1.08%
Dividend yield	—%	—%	—%

The fair value of the underlying common stock is based on the closing price of the Company's common stock on The Nasdaq Global Select Market on the date of grant. The expected term of stock options represents the weighted-average period the stock options are expected to remain outstanding. The Company does not have sufficient historical exercise and post-vesting termination activity to provide accurate data for estimating the expected term of options and has opted to use the “simplified method,” whereby the expected term equals the arithmetic average of the vesting term and the original contractual term of the option. The expected stock price volatility assumption was determined by supplementing its historical stock trading volatility with the historical volatilities for industry peers, as the Company does not have sufficient trading history for the Company’s common stock. The Company will continue to analyze the historical stock price volatility and expected term assumption as more historical data for the Company’s common stock becomes available. The risk-free interest rate assumption is based on the U.S. Treasury instruments whose term was consistent with the expected term of the Company’s stock options. The expected dividend assumption is based on the Company’s history and expectation of dividend payouts. The Company has elected to recognize forfeitures of share-based payment awards as they occur.

In November 2022, the Company awarded an aggregate of 207,468 PSUs to certain executive officers that vest at the end of a three year service period based on the TSR of the Company’s common stock price relative to a group of Benchmark Companies measured over three performance periods. The Company estimated the fair value of the PSUs using the Monte Carlo simulation model, which is being amortized over the requisite service period of the awards. The fair value of the PSUs was estimated using the following assumptions for the year ended December 31, 2022: peer companies volatility of 59.4%, Company volatility of 60.6%, risk-free interest rate of 4.09%-4.20%, correlation with index of 0.41, and dividend yield of 0%.

In March 2023, the Company awarded an aggregate of 99,350 PSUs, assuming target performance. Up to one-third of the target award can be earned and vested at the end of the first and second annual measurement periods based on the total stockholder return, or TSR, of the Company’s common stock price relative to a group of peer companies, and up to 200% of the target award at the end of the three year performance measurement period. The fair value of the PSUs was estimated using the Monte Carlo simulation model and the following assumptions for the year ended December 31, 2023: peer companies volatility of 62.3%, Company volatility of 61.2%, risk-free interest rate of 4.58%, correlation with index of 0.38, and dividend yield of 0%.

In November 2023, the Company awarded an aggregate of 612,083 PSUs, assuming target performance. Up to one-third of the target award can be earned and vested at the end of the first and second annual measurement periods based on the total stockholder return, or TSR, of the Company’s common stock price relative to a group of peer companies, and up to 200% of the target award at the end of the three year performance measurement period. The fair value of the PSUs was estimated using the Monte Carlo simulation model and the following assumptions for the year ended December 31, 2023: peer companies volatility of 56.9%, Company volatility of 71.1%, risk-free interest rate of 4.72%, correlation with index of 0.35, and dividend yield of 0%.

The fair value of the shares to be issued under the Company’s ESPP was estimated using the Black-Scholes valuation model with the following assumptions for the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,
	2023	2022	2021
Expected term (in years)	0.50	0.50	0.50
Expected volatility	47.4% - 119.5%	51.6% - 74.5%	46.9% - 51.6%
Risk-free interest rate	4.64% - 5.43%	0.07% - 4.64%	0.03% - 0.10%
Dividend yield	—%	—%	—%

The following table summarizes the total stock-based compensation expense included in the statements of operations and comprehensive loss for all periods presented (in thousands):

	Year Ended December 31,
	2023	2022	2021
Cost of goods sold	$1,671	$1,138	$635
Research and development expenses	7,589	5,240	2,909
Selling, general and administrative expenses	29,633	18,645	11,068
Total stock-based compensation expense	$38,893	$25,023	$14,612

As of December 31, 2023, there was total unrecognized compensation costs of $5,645,000 related to stock options expected to be recognized over a period of approximately 1.63 years, a total of $73,195,000 of unrecognized compensation costs related to unvested RSUs and PSUs expected to be recognized over a period of approximately 2.76 years and $679,000 of unrecognized compensation costs related to the ESPP, which the Company will recognize over 0.38 years.

10.    Income Taxes

The components of income before taxes are as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
United States	$(55,743)	$(55,010)	$(49,811)
International	—	—	—
Net loss before income taxes	$(55,743)	$(55,010)	$(49,811)

A reconciliation of the statutory U.S. federal rate to the Company’s effective tax rate is as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Tax at federal statutory rate	$(11,706)	$(11,552)	$(10,460)
State taxes, net of federal benefit	(2,311)	(2,206)	(1,852)
Permanent differences	(392)	(2,893)	(5,224)
Change in valuation allowance	11,549	18,237	17,918
Limitation of compensation deduction under IRS Sec.162(m)	4,320	10	—
General business credits	(1,536)	(1,166)	(852)
Other	119	(401)	490
Provision for income taxes	$43	$29	$20

The Company's provision for income taxes amounts are not significant and are included within other income (expense) on the statements of operations and comprehensive loss.

Significant components of the Company’s net deferred tax assets as of December 31, 2023 and 2022 consist of the following (in thousands):

	December 31,
	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$85,945	$82,768
Research and development credits	10,753	8,898
Capitalized start-up costs/Intangibles	—	1
Section 174 R&D capitalization	12,892	7,816
Accruals and reserves	2,775	2,820
Stock-based compensation	10,353	8,209
Operating lease liability	2,272	1,973
Interest limitation	1,114	2,013
Total deferred tax assets	126,104	114,498
Less: Valuation allowance	(122,993)	(111,444)
Deferred tax liabilities:
Operating lease asset	(1,636)	(1,278)
Property and equipment	(1,475)	(1,776)
Total deferred tax liabilities	(3,111)	(3,054)
Net deferred tax assets	$—	$—

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management believes it is more likely than not that the deferred tax assets will not be realized; accordingly, a valuation allowance has been established on U.S. net deferred tax assets. The valuation allowance increased $11,549,000, $18,237,000 and $17,918,000 during the years ended December 31, 2023, 2022 and 2021, respectively.

As of December 31, 2023, the Company had net operating loss carryforwards of approximately $331,957,000 and $288,608,000 for federal and state income tax purposes, respectively. The federal and state net operating loss carryforwards begin to expire in 2027 and 2024, respectively. Federal NOL carryforwards generated in tax years beginning in 2018 are not subject to expiration. Federal NOLs that arose on or after January 1, 2018 can be carried forward indefinitely against future income, but can only be used to offset a maximum of 80% of the Company's federal taxable income in any year.

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

At December 31, 2023, the Company had $10,122,000 and $5,869,000 of federal and state research and development credit carryforwards, respectively, on a tax return basis. If not utilized, the federal credits will expire beginning in 2027. The California research and development credits can be carried forward indefinitely.

As of December 31, 2023, the Company had $4,364,000 of unrecognized tax benefits. The Company does not have any tax positions for which it is reasonably possible that the total amount of gross unrecognized tax benefits would increase or decrease within twelve months of the year ended December 31, 2023. If recognized, $0 would affect the effective tax rate.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. There was no such expense recorded during the years ended December 31, 2023, 2022 and 2021.

A reconciliation of the unrecognized tax benefits from January 1, 2021 to December 31, 2023 is as follows (in thousands)

	December 31,
	2023	2022	2021
Balance at the beginning of year	$3,788	$3,314	$2,019
Increases related to current years’ tax positions	571	474	704
Increases related to prior years’ tax positions	5	—	591
Balance at end of year	$4,364	$3,788	$3,314

The Company currently has no federal or state tax examinations in progress nor has it had any federal or state tax examinations since its inception. As a result of the Company’s net operating loss carryforwards, all of its tax years are subject to federal and state tax examination.

11.    401(k) Plan

The Company has a qualified retirement plan under section 401(k) of the Internal Revenue Code, or the IRC, under which participants may contribute up to 90% of their eligible compensation, subject to maximum deferral limits specified by the IRC. The Company may make a discretionary matching contribution to the 401(k) plan and may make a discretionary employer contribution to each eligible employee each year. Beginning in January 2020, the Company started matching employees' contributions to the 401(k) plan at 50% of the first 5% of compensation deferred to the 401(k) plan and at 50% of the first 6% of compensation deferred effective January 1, 2022. The Company's matching contributions were $2,256,000, $1,872,000 and $1,313,000 for the years ended December 31, 2023, 2022 and 2021, respectively.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, refers to controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to a company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023 based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on that evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2023.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2023 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in Part II, Item 8 under the caption “Report of Independent Registered Public Accounting Firm” of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

Rule 10b5-1 Plan and Non-Rule 10b5-1 Trading Arrangement Adoptions, Terminations, and Modifications

During the three months ended December 31, 2023, none of our directors or “officers” (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of SEC Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required in response to this item is incorporated herein by reference to the information contained under the captions entitled “Proposal No. 1 Election of Directors—Information about Director Nominees,” “Executive Officers,” and “Corporate Governance” in our definitive Proxy Statement for our 2024 Annual Meeting of Stockholders, to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2023.

During the fourth quarter of 2023, we did not make any material changes to the procedures by which stockholders may recommend nominees to our board of directors, as described in our definitive proxy statement for our 2023 Annual Meeting of Stockholders.

Item 11. Executive Compensation

The information required in response to this item is incorporated herein by reference to the information contained under the captions entitled “Executive Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Report” and “Director Compensation” in our definitive Proxy Statement for our 2024 Annual Meeting of Stockholders, to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2023.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required in response to this item is incorporated herein by reference to the information contained under the caption entitled “Stock Ownership” in our definitive Proxy Statement for our 2024 Annual Meeting of Stockholders, to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2023.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required in response to this item is incorporated herein by reference to the information contained under the captions entitled “Certain Relationships and Related Party Transactions” and “Corporate Governance—Director Independence” in our definitive Proxy Statement for our 2024 Annual Meeting of Stockholders, to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2023.

Item 14. Principal Accountant Fees and Services

The information required in response to this item is incorporated herein by reference to the information contained under the captions entitled “Proposal No. 3: Ratification of Appointment of Independent Registered Public Accounting Firm—Audit, Audit-Related, Tax, and Other Fees” and “Proposal No. 3: Ratification of Appointment of Independent Registered Public Accounting Firm—Pre-Approval Policies and Procedures” in our definitive Proxy Statement for our 2024 Annual Meeting of Stockholders, to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2023.

PART IV

Item 15.  Exhibits and Financial Statement Schedule

(a)Financial Statements.

The financial statements included in "Index to Financial Statements" in Part II, Item 8 are filed as part of this Annual Report on Form 10-K.

(b)Financial Statement Schedule.

All other schedules have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto. The table below presents Schedule II, Valuation and Qualifying Accounts, detailing the activity of the allowance for credit losses for the years ended December 31, 2023, 2022 and 2021 (in thousands):

Description	Balance at Beginning of Year	Charged to Expenses	Write Offs	Balance at End of Year
Allowance for credit losses:
Year ended December 31, 2023	$3	$45	$22	$26
Year ended December 31, 2022	$6	$(3)	$—	$3
Year ended December 31, 2021	$13	$6	$13	$6

(c)Exhibits.

The following exhibits are incorporated herein by reference or are filed or furnished with this Annual Report on Form 10-K as indicated below:

Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed/Furnished Herewith
3.1	Restated Certificate of Incorporation of Silk Road Medical, Inc.					*
3.2	Amended and Restated Bylaws of Silk Road Medical, Inc. effective as of March 15, 2023	8-K	001-38847	3.1	3/15/2023
4.1	Specimen Common Stock Certificate of Silk Road Medical, Inc.	S-1	333-233044	4.1	8/6/2019
4.2	Amended and Restated Stockholders Agreement dated July 7, 2017 among Silk Road Medical, Inc. and certain stockholders	S-1	333-233044	4.3	8/6/2019
4.3	Description of Silk Road Medical, Inc. securities registered pursuant to Section 12 of the Securities Exchange Act of 1934					*
10.1+	Form of Indemnification Agreement between Silk Road Medical, Inc. and each non-employee director and executive officer					*
10.2+	Silk Road Medical, Inc. 2007 Stock Plan, as amended, and related form agreements	S-1	333-233044	10.2	8/6/2019
10.3+	Silk Road Medical, Inc. 2019 Employee Stock Purchase Plan	S-1	333-233044	10.3	8/6/2019
10.4+	Silk Road Medical, Inc. Executive Incentive Compensation Plan	S-1	333-233044	10.4	8/6/2019
10.5+	Silk Road Medical, Inc. 2019 Equity Incentive Plan					*
10.6+	Form of Silk Road Medical, Inc. 2019 Equity Incentive Plan Stock Option Agreement					*
10.7+	Form of Silk Road Medical, Inc. 2019 Equity Incentive Plan Restricted Stock Unit Agreement	8-K	001-38847	10.5	11/2/2023
10.8+	Form of Silk Road Medical, Inc. 2019 Equity Incentive Plan Performance Stock Unit Agreement	10-Q	001-38847	10.1	5/9/2023
10.9+	Form of Employment Agreement between Silk Road Medical, Inc. and each executive officer					*
10.10+	Employment Offer Letter Agreement dated October 30, 2023 between Silk Road Medical, Inc. and Charles McKhann	8-K	001-38847	10.1	11/2/2023
10.11+	Executive Retirement and Transition Agreement effective as of November 2, 2023 between Silk Road Medical, Inc. and Erica J. Rogers	8-K	001-38847	10.7	11/2/2023
10.12+	Consulting Agreement effective as of November 2, 2023 between Silk Road Medical, Inc. and Erica J. Rogers	8-K	001-38847	10.8	11/2/2023
10.13+	Confirmatory Employment Letter effective as of March 21, 2019 between Silk Road Medical, Inc. and Erica Rogers	S-1	333-233044	10.13	8/6/2019
10.14+	Confirmatory Employment Letter effective as of March 21, 2019 between Silk Road Medical, Inc. and Lucas Buchanan	S-1	333-233044	10.14	8/6/2019

Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed/Furnished Herewith
10.15+	Confirmatory Employment Letter effective as of March 21, 2019 between Silk Road Medical, Inc. and Andrew Davis	S-1	333-233044	10.16	8/6/2019
10.16+	Confirmatory Employment Letter dated June 29, 2022 between Silk Road Medical, Inc. and Kevin Klemz	10-K	001-38847	10.17	2/28/2023
10.17+	Confirmatory Employment Letter effective as of March 21, 2019 between Silk Road Medical, Inc. and Richard Ruedy	S-1	333-233044	10.15	8/6/2019
10.18+	Letter Agreement dated September 15, 2023 between Silk Road Medical, Inc. and Andrew Davis	8-K	001-38847	10.1	9/15/2023
10.19+	Change in Control and Severance Agreement effective as of November 2, 2023 between Silk Road Medical, Inc. and Charles McKhann	8-K	001-38847	10.3	11/2/2023
10.20+	Amended and Restated Change in Control and Severance Agreement effective as of June 22, 2022 between Silk Road Medical, Inc. and Erica Rogers	10-Q	001-38847	10.4	8/8/2023
10.21+	Amended and Restated Change in Control and Severance Agreement effective as of June 22, 2022 between Silk Road Medical, Inc. and Lucas Buchanan	10-Q	001-38847	10.5	8/8/2023
10.22+	Amended and Restated Change in Control and Severance Agreement effective as of June 22, 2022 between Silk Road Medical, Inc. and Andrew Davis	10-Q	001-38847	10.6	8/8/2023
10.23+	Change in Control and Severance Agreement effective as of August 15, 2022 between Silk Road Medical, Inc. and Kevin Klemz	10-K	001-38847	10.22	2/28/2023
10.24+	Change in Control and Severance Agreement effective as of March 21, 2019 between Silk Road Medical, Inc. and Richard Ruedy	S-1	333-233044	10.19	8/6/2019
10.25#	Supply Agreement effective as of October 21, 2011 between Silk Road Medical, Inc. and Cordis Corporation, as amended by the Amendment dated March 12, 2012, the Second Amendment to the Supply Agreement dated July 12, 2012, the Third Amendment to the Supply Agreement dated April 19, 2013 and the Fourth Amendment to the Supply Agreement dated April 9, 2018	S-1	333-233044	10.6	8/6/2019
10.26†	Fifth Amendment to Supply Agreement entered into as of May 8, 2023 between Cordis US Corp., as successor to Cordis Corporation, and Silk Road Medical, Inc.	10-Q	001-38847	10.4	5/9/2023
10.27#	License Agreement effective as of December 17, 2010 between Silk Road Medical, Inc. and Cordis Corporation	S-1	333-233044	10.7	8/6/2019
10.28†	First Amendment to License Agreement entered into as of May 8, 2023 between Cordis US Corp., as successor to Cordis Corporation, and Silk Road Medical, Inc.	10-Q	001-38847	10.3	5/9/2023
10.29	Quality Assurance Agreement effective as of May 4, 2015 among Silk Road Medical, Inc. and Lake Region Medical and affiliates	S-1	333-233044	10.8	8/6/2019
10.30#	Amended and Restated Manufacturing and Supply Agreement entered into as of January 10, 2018 between Silk Road Medical, Inc. and Galt Medical Corporation	S-1	333-233044	10.9	8/6/2019
10.31†	IP License Agreement dated and effective as of May 12, 2016 between Silk Road Medical, Inc. and Route 92 Medical, Inc.	10-Q	001-38847	10.14	5/10/2022
10.32†	IP Assignment and License Agreement dated and effective as of May 12, 2016 between Silk Road Medical, Inc. and Route 92 Medical, Inc.	10-Q	001-38847	10.15	5/10/2022
10.33†	Loan and Security Agreement dated as of May 27, 2022 between Silk Road Medical, Inc. and Oxford Finance, LLC	8-K	001-38847	10.1	5/31/2022
10.34	First Amendment to Loan and Security Agreement entered into as of June 13, 2022 and effective as of May 27, 2022 between Silk Road Medical, Inc. and Oxford Finance, LLC	10-Q	001-38847	10.17	8/9/2022
10.35	Lease Agreement dated as of November 30, 2017 between Hanover Properties Ltd. and Silk Road Medical, Inc.	S-1	333-233044	10.11	8/6/2019
10.36	First Amendment to Lease dated as of August 27, 2018 between Hanover Properties Ltd. and Silk Road Medical, Inc.					*
10.37	Second Amendment to Lease dated as of May 3, 2023 between Hanover Properties Ltd. and Silk Road Medical, Inc.	10-Q	001-38847	10.2	5/9/2023
10.38	Lease Agreement effective as of May 12, 2021 between ARHC UHPTHMN01 LLC and Silk Road Medical, Inc.	10-Q	001-38847	10.23	8/6/2021
10.39	First Amendment to Lease Agreement entered into as of June 30, 2022 between Silk Road Medical, Inc. and Parkers Lake Medtech LLC	10-Q	001-38847	10.18	8/9/2022
10.40	Second Amendment to Lease Agreement entered into as of September 15, 2022 between Silk Road Medical, Inc. and Parkers Lake Medtech LLC	10-Q	001-38847	10.1	11/9/2022
23.1	Consent of Independent Registered Public Accounting Firm					*
24.1	Power of Attorney, reference is made to the Signatures page to this Form 10-K					*
31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*

Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed/Furnished Herewith
31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
97.1	Silk Road Medical, Inc. Clawback Policy					*
101.INS	XBRL Instance Document					*
101.SCH	XBRL Taxonomy Extension Schema Document					*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*

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

SILK ROAD MEDICAL, INC.

February 28, 2024	By:	/s/ Charles S. McKhann
Charles S. McKhann
Chief Executive Officer

February 28, 2024	By:	/s/ Lucas W. Buchanan
Lucas W. Buchanan
Chief Operating Officer and Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Charles S. McKhann, Lucas W. Buchanan and Kevin M. Klemz, and each of them acting individually, as such person’s true and lawful attorneys-in-fact and agents, with full power of each to act alone, with full powers of substitution and resubstitution, for such person and in such person’s name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, with full power of each to act alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or his or their substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Charles S. McKhann	Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2024
Charles S. McKhann

/s/ Lucas W. Buchanan	Chief Operating Officer and Chief Financial Officer (Principal Financial Officer)	February 28, 2024
Lucas W. Buchanan

/s/ Mhairi L. Jones	Vice President, Finance and Chief Accounting Officer	February 28, 2024
Mhairi L. Jones	(Principal Accounting Officer)

/s/ Rick D. Anderson	Director	February 28, 2024
Rick D. Anderson

/s/ Kevin J. Ballinger	Director	February 28, 2024
Kevin J. Ballinger

/s/ Tanisha V. Carino	Director	February 28, 2024
Tanisha V. Carino

/s/ Tony M. Chou	Director	February 28, 2024
Tony M. Chou, M.D.

/s/ Jack W. Lasersohn	Chair of the Board of Directors	February 28, 2024
Jack W. Lasersohn

/s/ Elizabeth H. Weatherman	Director	February 28, 2024
Elizabeth H. Weatherman

/s/ Donald J. Zurbay	Director	February 28, 2024
Donald J. Zurbay