Form 10-Q
period 2024-03-31
Silk Road Medical Inc
filed 2024-05-07
CIK 1397702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________________

FORM 10-Q

______________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒

As of April 30, 2024, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 39,443,868.

As used in this report, references to “Silk Road Medical,” the “Company,” “we,” “our” or “us,” unless the context otherwise requires, refer to Silk Road Medical, Inc.

“Silk Road Medical,” the “Silk Road Medical” logo, “TCAR,” “ENROUTE,” the “ENROUTE” logo, “ENHANCE,” “Enflate” and our other registered or common law trade names, trademarks or service marks appearing in this Quarterly Report on Form 10-Q are our property. Trade names, trademarks and service marks of other companies appearing in this Quarterly Report on Form 10-Q are the property of their respective owners. We do not intend our use or display of other companies’ trade names, trademarks or service marks to imply a relationship with, or endorsement or sponsorship of us by, these other companies unless otherwise stated. Solely for convenience, the trademarks and trade names referred to in this Quarterly Report on Form 10-Q appear without the ® and ™ symbols, but those references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights, or the right of the applicable licensor to these trademarks and trade names.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements concerning our business, operations, and financial performance and condition, as well as our plans, objectives and expectations for our business, operations, prospects, and financial performance and condition. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements within the meaning of the federal securities laws and are made pursuant to the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “potential,” “positioned,” “seek,” “should,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology, or the use of future dates.

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

•our ability to manage our Chief Executive Officer transition and retain and recruit key personnel, including the continued expansion of our sales and marketing infrastructure, and the anticipated timing and effect of such actions;

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

Part I. Financial Information

Item 1: Condensed Financial Statements

Silk Road Medical, Inc.

Condensed Balance Sheets

(unaudited)

(in thousands, except share and per share data)	March 31,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$22,629	$20,210
Short-term investments	151,833	161,264
Accounts receivable, net	27,203	23,573
Inventories	30,486	29,876
Prepaid expenses and other current assets	3,543	5,912
Total current assets	235,694	240,835
Long-term investments	2,027	9,456
Property and equipment, net	8,085	8,114
Other non-current assets	6,508	6,904
Total assets	$252,314	$265,309
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$2,966	$5,676
Accrued liabilities	18,371	24,607
Total current liabilities	21,337	30,283
Long-term debt	75,886	75,626
Other liabilities	7,806	8,249
Total liabilities	105,029	114,158
Commitments and contingencies (Note 7)
Stockholders' equity:
Preferred stock, $0.001 par value
Shares authorized: 5,000,000 at March 31, 2024 and December 31, 2023
Shares issued and outstanding: none at March 31, 2024 and December 31, 2023	—	—
Common stock, $0.001 par value
Shares authorized: 100,000,000 at March 31, 2024 and December 31, 2023
Shares issued and outstanding: 39,436,634 and 39,165,481 at March 31, 2024 and December 31, 2023, respectively	39	39
Additional paid-in capital	560,854	550,495
Accumulated other comprehensive income (loss)	(17)	72
Accumulated deficit	(413,591)	(399,455)
Total stockholders' equity	147,285	151,151
Total liabilities and stockholders' equity	$252,314	$265,309

The accompanying notes are an integral part of these condensed financial statements.

Silk Road Medical, Inc.

Condensed Statements of Operations and Comprehensive Loss

(unaudited)

(in thousands, except share and per share data)	Three Months Ended
	March 31,
	2024	2023
Revenue	$48,484	$40,131
Cost of goods sold	11,983	12,526
Gross profit	36,501	27,605
Operating expenses:
Research and development	10,660	10,433
Selling, general and administrative	40,775	34,082
Total operating expenses	51,435	44,515
Loss from operations	(14,934)	(16,910)
Interest income	2,471	2,287
Interest expense	(1,721)	(1,693)
Other income (expense), net	48	(144)
Net loss	(14,136)	(16,460)
Other comprehensive income (loss):
Unrealized gain (loss) on investments, net	(89)	249
Other comprehensive income (loss)	(89)	249
Comprehensive loss	$(14,225)	$(16,211)
Net loss per share, basic and diluted	$(0.36)	$(0.43)
Weighted average common shares used to compute net loss per share, basic and diluted	39,261,496	38,532,202

The accompanying notes are an integral part of these condensed financial statements.

Silk Road Medical, Inc.

Condensed Statements of Stockholders' Equity

(unaudited)

(in thousands, except share data)	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total
Balances at December 31, 2023	39,165,481	$39	$550,495	$(399,455)	$72	$151,151
Issuance of common stock upon vesting of restricted stock units	271,153	—	—	—	—	—
Stock-based compensation	—	—	10,359	—	—	10,359
Net loss	—	—	—	(14,136)	—	(14,136)
Unrealized loss on investments, net	—	—	—	—	(89)	(89)
Balances at March 31, 2024	39,436,634	$39	$560,854	$(413,591)	$(17)	$147,285

(in thousands, except share data)	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total
Balances at December 31, 2022	38,355,972	$38	$507,715	$(343,712)	$(166)	$163,875
Exercise of stock options	144,474	—	1,110	—	—	1,110
Issuance of common stock upon vesting of restricted stock units	207,995	1	—	—	—	1
Stock-based compensation	—	—	8,838	—	—	8,838
Net loss	—	—	—	(16,460)	—	(16,460)
Unrealized gain on investments, net	—	—	—	—	249	249
Balances at March 31, 2023	38,708,441	$39	$517,663	$(360,172)	$83	$157,613

The accompanying notes are an integral part of these condensed financial statements.

Silk Road Medical, Inc.

Condensed Statements of Cash Flows

(unaudited)

(in thousands)	Three Months Ended
	March 31,
	2024	2023
Cash flows from operating activities
Net loss	$(14,136)	$(16,460)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	644	699
Stock-based compensation expense	10,359	8,838
Accretion of discounts on investments, net	(1,359)	(1,753)
Amortization of debt discount and debt issuance costs	59	57
Amortization of right-of-use asset	281	281
Non-cash interest expense	222	218
Loss on disposal of property and equipment	—	144
Provision for doubtful accounts receivable	—	19
Provision for excess and obsolete inventories	175	1
Changes in assets and liabilities:
Accounts receivable	(3,630)	(1,968)
Inventories	(785)	2,109
Prepaid expenses and other current assets	2,369	(124)
Other assets	115	(17)
Accounts payable	(2,937)	2,668
Accrued liabilities	(6,256)	(6,388)
Other liabilities	(443)	(471)
Net cash used in operating activities	(15,322)	(12,147)
Cash flows from investing activities
Purchases of property and equipment	(388)	(287)
Purchases of investments	(43,871)	(26,407)
Proceeds from maturity of investments	62,000	32,800
Net cash provided by investing activities	17,741	6,106
Cash flows from financing activities
Proceeds from issuance of common stock	—	1,110
Net cash provided by financing activities	—	1,110
Net change in cash, cash equivalents and restricted cash	2,419	(4,931)
Cash, cash equivalents and restricted cash, beginning of period	20,210	55,513
Cash, cash equivalents and restricted cash, end of period	$22,629	$50,582
Supplemental disclosure of cash flow information
Cash paid for interest	$1,440	$1,418
Noncash investing and financing activities:
Accounts payable and accrued liabilities for purchases of property and equipment	$227	$58

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

2.    Summary of Significant Accounting Policies

Basis of Preparation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, or U.S. GAAP, and applicable rules and regulations of the Securities and Exchange Commission, or SEC, regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP have been condensed or omitted, and accordingly the condensed balance sheet as of December 31, 2023, and related disclosures, have been derived from the audited financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements. These unaudited condensed financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for the fair statement of the Company’s condensed financial information. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any other interim period or for any other future year.

The accompanying interim unaudited condensed financial statements and related financial information should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2023 included in the Company's annual report on Form 10-K filed with the SEC on February 28, 2024.

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

Fair Value of Financial Instruments

The Company has evaluated the estimated fair value of its financial instruments as of March 31, 2024 and December 31, 2023. The carrying amounts of certain of the Company’s financial instruments, which include accounts receivable, accounts payable and accrued liabilities approximate their respective fair values because of the short-term nature of these instruments. Management believes that its debt bears interest at the prevailing market rates for instruments with similar characteristics (Level 2 within the fair value hierarchy); accordingly, the carrying value of this instrument approximates its fair value.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents. Cash equivalents are recorded at fair value, based on quoted market prices. As of

Silk Road Medical, Inc.

Notes to Condensed Financial Statements

(unaudited)

March 31, 2024 and December 31, 2023, the Company’s cash equivalents were entirely comprised of investments in money market funds.

Investments

Short-term and long-term investments consist of debt securities classified as available-for-sale. Short-term investment have original maturities greater than 90 days, but less than one year as of the balance sheet date. Long-term investments have maturities greater than one year as of the balance sheet date. All investments are recorded at fair value based on the fair value hierarchy. Unrealized gains and losses, deemed temporary in nature, are reported as a separate component of accumulated other comprehensive income (loss). Realized gains and losses are included in earnings and are derived based on the specific-identification method for determining the costs of investments sold and were insignificant for the three months ended March 31, 2024 and 2023. Amortization of premiums and accretion of discounts are reported as a component of interest income.

A decline in the fair value of any security below cost that is deemed other than temporary results in a charge to earnings and the corresponding establishment of a new cost basis for the investment. The Company evaluates the securities in an unrealized loss position for expected credit losses by considering factors such as historical experience, market data, issuer-specific factors, current economic conditions and credit ratings. The Company did not recognize any credit losses on its available-for-sale securities during the three months ended March 31, 2024 and 2023.

Concentration of Credit Risk, and Other Risks and Uncertainties

Financial instruments that potentially subject the Company to credit risk consist of cash and cash equivalents, investments and accounts receivable to the extent of the amounts recorded on the balance sheet. Cash, cash equivalents, and investments are deposited in financial institutions which, at times, may be in excess of federally insured limits. Cash equivalents are invested in highly rated money market funds. The Company invests in a variety of financial instruments, such as, but not limited to, commercial paper, corporate bonds/notes, U.S. government securities, U.S. treasury bills, agency bonds/notes and, by policy, limits the amount of credit exposure with any one financial institution or commercial issuer. The Company has not experienced any material losses on its deposits of cash and cash equivalents or investments during the three months ended March 31, 2024 and 2023.

As of March 31, 2024 and December 31, 2023, a portion of the Company’s cash and cash equivalents was maintained with Silicon Valley Bank, a division of First Citizens Bank, or SVB, and exceeded federally insured limits. Substantially all of the Company’s cash equivalents and investments reside in a custodial account held by a third party, in which SVB Asset Management is the advisor. As of the issuance date of these financial statements, the Company has not experienced any losses on its deposits.

The Company’s accounts receivable are due from a variety of hospitals and medical centers in the United States. As of March 31, 2024 and December 31, 2023, no customer represented 10% or more of the Company’s accounts receivable. For the three months ended March 31, 2024 and 2023, there were no customers that represented 10% or more of revenue.

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

Silk Road Medical, Inc.

Notes to Condensed Financial Statements

(unaudited)

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

As of March 31, 2024 and December 31, 2023, the Company recorded $379,000 and $227,000, respectively, of unbilled receivables, which are included in accounts receivable, net on the condensed balance sheet, as the Company has an unconditional right to payment as of the end of the applicable period.

Silk Road Medical, Inc.

Notes to Condensed Financial Statements

(unaudited)

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

Silk Road Medical, Inc.

Notes to Condensed Financial Statements

(unaudited)

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

Comprehensive Loss

Comprehensive loss consists of net loss and changes in unrealized gains and losses on investments classified as available-for-sale. For the three months ended March 31, 2024 and 2023, the Company’s unrealized gains and losses on available-for-sale investments represent the only component of other comprehensive loss that are excluded from the reported net loss and that are presented in the condensed statements of operations and comprehensive loss. Accumulated other comprehensive income (loss) is presented in the accompanying condensed balance sheets as a component of stockholders' equity.

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

Net loss per share was determined as follows (in thousands, except share and per share data):

	Three Months Ended
	March 31,
	2024	2023
Net loss	$(14,136)	$(16,460)
Weighted average common stock outstanding used to compute net loss per share, basic and diluted	39,261,496	38,532,202
Net loss per share, basic and diluted	$(0.36)	$(0.43)

The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted average shares outstanding because such securities have an antidilutive impact due to the Company's net loss:

	March 31,
	2024	2023
Common stock options	3,617,465	3,689,853
Restricted stock units and performance stock units	4,512,326	1,692,645
Total	8,129,791	5,382,498

Segment and Geographical Information

The Company operates and manages its business as one reportable and operating segment. The Company’s chief executive officer, who is the chief operating decision maker, reviews financial information on an aggregate basis for purposes of allocating resources and evaluating financial performance. Primarily all of the Company’s long-lived assets are based in the United States. Long-lived assets are comprised of property and equipment. All of the Company’s revenue was in the United States for the three months ended March 31, 2024 and 2023, based on the shipping location of the external customer.

Silk Road Medical, Inc.

Notes to Condensed Financial Statements

(unaudited)

3.    Recent Accounting Pronouncements

Recently Issued Accounting Standards

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, or ASU 2023-07, which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segments expenses. ASU 2023-07 became effective for the Company on January 1, 2024. The adoption of ASU 2023-07 did not have a material impact on the Company’s segment reporting disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, or ASU 2023-09, which enhances income tax disclosure requirements by requiring specified categories and greater disaggregation within the rate reconciliation table, disclosure of income taxes paid by jurisdiction, and providing clarification on uncertain tax positions and related financial statement impacts. ASU 2023-09 is effective for the Company on January 1, 2025 with early adoption permitted. The Company is currently evaluating the impact of adoption of this new guidance on its income tax disclosures..

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

•Level 1 – quoted prices in active markets for identical assets and liabilities;

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

Silk Road Medical, Inc.

Notes to Condensed Financial Statements

(unaudited)

The following tables set forth by level within the fair value hierarchy the Company’s assets that are reported at fair value as of March 31, 2024 and December 31, 2023, using the inputs defined above (in thousands):

	March 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$22,355	$—	$—	$22,355
U.S. treasury bills	8,911	—	—	8,911
Commercial paper	—	12,568	—	12,568
Corporate bonds/notes	—	28,522	—	28,522
U.S. government securities	—	56,970	—	56,970
Agency bonds/notes	—	46,889	—	46,889
Total	$31,266	$144,949	$—	$176,215

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$19,483	$—	$—	$19,483
U.S. treasury bills	11,899	—	—	11,899
Commercial paper	—	33,150	—	33,150
Corporate bonds/notes	—	39,438	—	39,438
U.S. government securities	—	17,556	—	17,556
Agency bonds/notes	—	68,677	—	68,677
Total	$31,382	$158,821	$—	$190,203

There were no transfers between fair value hierarchy levels during the three months ended March 31, 2024 and 2023.

5.    Balance Sheet Components

Investments

The fair value of the Company’s available-for-sale investments as of March 31, 2024 and December 31, 2023 are as follows (in thousands):

	March 31, 2024
		Gross Unrealized		Estimated
	Amortized Cost	Gains	Losses	Fair Value
Money market funds	$22,355	$—	$—	$22,355
U.S. treasury bills	8,914	—	(3)	8,911
Commercial paper	12,573	—	(5)	12,568
Corporate bonds/notes	28,505	19	(2)	28,522
U.S. government securities	56,983	10	(23)	56,970
Agency bonds/notes	46,903	4	(18)	46,889
Total	$176,233	$33	$(51)	$176,215

Classified as:
Cash equivalents				$22,355
Short-term investments				151,833
Long-term investments				2,027
Total				$176,215

Silk Road Medical, Inc.

Notes to Condensed Financial Statements

(unaudited)

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

The following table summarizes the fair value of the Company’s cash equivalents, and available-for-sale investments classified by maturity as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31,	December 31,
	2024	2023
Amounts maturing within one year	$174,188	$180,747
Amounts maturing after one year through two years	2,027	9,456
Total	$176,215	$190,203

Available-for-sale investments held as of March 31, 2024 had a weighted average days to maturity of 146 days.

The following table presents the Company’s available-for-sale investments that were in an unrealized loss position as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024		December 31, 2023
	Less than 12 months		Less than 12 months
Assets:	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. treasury bills	$4,913	$(3)	$—	$—
Commercial paper	12,568	(5)	19,684	(15)
Corporate bonds/notes	8,985	(2)	21,842	(15)
U.S. government securities	34,194	(23)	—	—
Agency bonds/notes	28,271	(18)	48,964	(43)
Total	$88,931	$(51)	$90,490	$(73)

There were no available-for-sale investments in an unrealized loss position greater than twelve months as of March 31, 2024, and December 31, 2023.

Inventories

Components of inventories were as follows (in thousands):

	March 31,	December 31,
	2024	2023
Raw materials	$5,993	$6,512
Finished products	24,493	23,364
Total inventories	$30,486	$29,876

As of March 31, 2024 and December 31, 2023, there were no work-in-process inventories.

Silk Road Medical, Inc.

Notes to Condensed Financial Statements

(unaudited)

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2024	2023
Accrued payroll and related expenses	$11,855	$17,113
Operating lease liability	1,701	1,703
Accrued travel expenses	1,109	944
Provision for sales returns	589	500
Accrued interest payable	517	517
Accrued royalty expense	428	405
Accrued administration fees and sales rebates	414	405
Accrued professional services	411	326
Accrued clinical expenses	339	256
Deferred revenue	317	143
Accrued other expenses	691	2,295
Total accrued liabilities	$18,371	$24,607

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

The revolving loans and the term loans mature on May 1, 2027. The principal amount of outstanding revolving loans, together with accrued and unpaid interest, is due on the maturity date. The term loans begin to amortize in equal monthly installments beginning on July 1, 2026. As the Company achieved a specified consolidated trailing twelve-month revenue target, it has the option to extend the first amortization date for the term loans to July 1, 2027. Such election may be made no later than thirty (30) days prior to July 1, 2026. If the Company exercises this option, then the maturity date for both the revolving loans and the term loans will be May 1, 2028.

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

As of March 31, 2024, the aggregate outstanding principal balance under the term loan facility was $75,000,000 with the variable interest rate capped at the maximum rate of 7.50%, and no amounts were outstanding under the revolving credit facility of the Loan Agreement. As of March 31, 2024, the Company was in compliance with all applicable financial covenants.

Future payments under the Oxford Finance term loan agreement as of March 31, 2024 are as follows (in thousands):

Period Ending December 31:	Amount
2024	$4,297
2025	5,703
2026	45,699
2027	34,518
90,217
Add: Accretion of closing fees	1,530
91,747
Less: Amount representing interest	(15,216)
Less: Amount representing debt discount and debt issuance costs	(645)
Present value of minimum payments	$75,886

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

Silk Road Medical, Inc.

Notes to Condensed Financial Statements

(unaudited)

Balance sheet information as of March 31, 2024 and December 31, 2023 consists of the following (in thousands):

	March 31,	December 31,
Operating Lease:	2024	2023
Operating lease right-of-use assets in other non-current assets	$6,208	$6,489
Operating lease liabilities in accrued liabilities	$1,701	$1,703
Operating lease liabilities in other liabilities	6,968	7,304
Total operating lease liabilities	$8,669	$9,007

The following table summarizes the Company’s operating lease payments as of March 31, 2024 (in thousands):

Period Ending December 31:	Amount
2024	$1,492
2025	2,130
2026	2,255
2027	2,068
2028 and thereafter	2,391
Total lease payments	$10,336
Less: imputed interest	(1,667)
Present value of lease liabilities	$8,669

Purchase Obligations

Purchase obligations consist of agreements to purchase goods and services entered into in the ordinary course of business. As of March 31, 2024, the Company had non-cancellable purchase obligations to suppliers of $27,032,000. In addition, the Company has minimum purchase commitments under its amended supply agreement with Cordis from July 2025 through February 2029 which require a specified minimum volume commitment based on the actual units purchased during the prior year period from July 1 through June 30, with the unit purchase price dependent upon annual volume during the same prior year period.

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

The Company indemnifies each of its directors and officers for certain events or occurrences, subject to certain limits, while the director or officer is or was serving at the Company’s request in such capacity, as permitted under Delaware law and in accordance with its certificate of incorporation and bylaws. The term of the indemnification period lasts as long as a director or officer may be subject to any proceeding arising out of acts or omissions of such director or officer in such capacity. The maximum amount of potential future indemnification is unlimited; however, the Company currently holds director and officer liability insurance. The Company believes that the fair value of these indemnification obligations is minimal. Accordingly, the Company has not recognized any liabilities relating to these obligations as of March 31, 2024.

Contingencies

The Company is not involved in any pending legal proceedings that it believes could have a material adverse effect on its financial condition, results of operations or cash flows. From time to time, the Company may pursue litigation to assert its legal rights and such litigation may be costly and divert the efforts and attention of its management and technical personnel which could adversely affect its business. The Company accrues a liability for such matters when it is probable that future expenditures will be made, and such expenditures can be reasonably estimated. There were no contingent liabilities requiring accrual as of March 31, 2024 and December 31, 2023.

Silk Road Medical, Inc.

Notes to Condensed Financial Statements

(unaudited)

8.    Stock-Based Compensation Plans

As of March 31, 2024, the Company has reserved 9,518,753 shares of common stock for issuance under the 2019 Equity Incentive Plan, or the 2019 Plan.

A summary of the shares available for issuance under the 2019 Plan is as follows:

Number of Shares
Balances, December 31, 2023	532,627
Authorized	1,566,619
Allowance for PSU for overperformance	(111,641)
Granted / Awarded	(1,282,295)
Cancelled	50,232
Balances, March 31, 2024	755,542

Stock option activity under the Company’s 2007 Stock Option Plan, 2015 Equity Incentive Plan and 2019 Plan is set forth below:

	Options Outstanding
	Number of	Weighted Average	Weighted Average Remaining Contractual Term	Aggregate Intrinsic
	Shares	Exercise Price	(Years)	Value
Balances, December 31, 2023	3,632,684	$25.02	5.52	$7,942,439
Options granted	—	$—
Options exercised	—	$—
Options cancelled	(15,219)	$41.43
Balances, March 31, 2024	3,617,465	$24.95	5.24	$16,441,732
Vested and exercisable at March 31, 2024	3,268,983	$23.10	4.97	$16,441,732
Vested and expected to vest at March 31, 2024	3,617,465	$24.95	5.24	$16,441,732

There was no aggregate intrinsic value of options exercised during the three months ended March 31, 2024. The aggregate intrinsic value is calculated as the difference between the exercise prices of the underlying options and the estimated fair value of the common stock on the date of exercise.

Restricted Stock Units

Restricted stock units, or RSUs, are granted under the 2019 Plan and generally vest over four years in annual equal increments. A summary of RSU activity for the three months ended March 31, 2024 is as follows:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Balances, December 31, 2023	2,726,972	$26.02
Awards granted	1,170,654	$17.14
Awards vested	(271,153)	$42.52
Awards canceled	(35,013)	$38.06
Balances, March 31, 2024	3,591,460	$21.76
Expected to vest at March 31, 2024	3,591,460	$21.76

Silk Road Medical, Inc.

Notes to Condensed Financial Statements

(unaudited)

Performance Stock Units

Performance stock units, or PSUs, are granted under the 2019 Plan and generally vest over three years. A summary of PSU activity for the three months ended March 31, 2024 is as follows:

	Number of Performance Stock Units	Weighted Average Grant Date Fair Value
Balances, December 31, 2023	809,225	$27.86
Awards granted	111,641	$28.71
Awards vested	—	$—
Awards canceled	—	$—
Balances, March 31, 2024	920,866	$27.96
Expected to vest at March 31, 2024	920,866	$27.96

The number of awards granted and the number of shares expected to vest in the table above as of March 31, 2024 reflect the performance and vesting of PSUs at 100% of the target value of shares granted.

2019 Employee Stock Purchase Plan

As of March 31, 2024, 465,952 shares of common stock have been issued to employees participating in the 2019 Employee Stock Purchase Plan, or the ESPP, and 1,748,117 shares were available for future issuance under the ESPP.

Stock-Based Compensation

In March 2024, the Company awarded an aggregate of 111,641 PSUs, assuming target performance. Up to one-third of the target award can be earned and vested at the end of each of the one-year and two-year performance periods based on the total stockholder return, or TSR, of the Company’s common stock price relative to a group of peer companies, and up to 200% of the target award at the end of the three-year performance measurement period. The fair value of the PSUs was estimated using the Monte Carlo simulation model and the following assumptions: peer companies volatility of 57.6%, Company volatility of 72.7%, risk-free interest rate of 4.27%, correlation with index of 0.35, and dividend yield of 0%.

The following table summarizes the total stock-based compensation expense included in the condensed statements of operations and comprehensive loss for all periods presented (in thousands):

	Three Months Ended
	March 31,
	2024	2023
Cost of goods sold	$439	$390
Research and development expenses	2,119	1,632
Selling, general and administrative expenses	7,801	6,816
Total stock-based compensation expense	$10,359	$8,838

As of March 31, 2024, there was total unrecognized compensation costs of $4,267,000 related to stock options expected to be recognized over a period of approximately 1.55 years, a total of $86,470,000 of unrecognized compensation costs related to unvested RSUs and PSUs expected to be recognized over a period of approximately 2.87 years and $236,000 of unrecognized compensation costs related to the ESPP, which the Company will recognize over 0.13 years.

9.    401(k) Plan

The Company has a qualified retirement plan under section 401(k) of the Internal Revenue Code, or the IRC, under which participants may contribute up to 90% of their eligible compensation, subject to maximum deferral limits specified by the IRC. The Company may make a discretionary matching contribution to the 401(k) plan and may make a discretionary employer contribution to each eligible employee each year. The Company matches employees' contributions to the 401(k) plan at 50% of the first 6% of compensation deferred to the 401(k) plan. The Company's matching contributions were $778,000 and $683,000 for the three months ended March 31, 2024 and 2023, respectively.

Item 2: Management Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited interim condensed financial statements and related notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and our audited financial statements and related notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2023. This discussion and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions, that are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section of this Quarterly Report on Form 10-Q entitled “Risk Factors” and the “Cautionary Note Regarding Forward-Looking Statements” beginning on page 2.

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

We began commercializing our products in the United States in late 2015. TCAR is reimbursed based on established CPT codes and ICD-10 codes related to carotid stenting that track to MS-DRG classifications. We expanded our product portfolio with the full market release of our ENROUTE Enflate Transcarotid RX Balloon Dilation Catheter in the second quarter of 2023. More recently, during the first quarter of 2024, we initiated the full market release of our Tapered ENROUTE Transcarotid Stent System, which provides greater choice for physicians to address the diversity of patient specific anatomy. In the second quarter of 2024, we initiated the full market release of our next generation neuroprotection system, or ENROUTE NPS PLUS, which is designed to support additional ease-of-use and further minimize the risk for complications. As of March 31, 2024, more than 90,000 TCAR procedures have been performed globally, including more than 6,725 in the United States during the three months ended March 31, 2024.

Products for carotid artery stenting, or CAS, including our TCAR products, are covered for Medicare beneficiaries under certain circumstances under the Centers for Medicare and Medicaid Services, or CMS’s, National Coverage Decision, or NCD, 20.7 for Percutaneous Transluminal Angioplasty. In January 2023, the CMS initiated a national coverage analysis of NCD 20.7. A final decision memo was released on October 11, 2023. In the final decision memo, CMS determined that coverage of percutaneous transluminal angioplasty, or PTA, of the carotid artery concurrent with stenting is reasonable and necessary with the placement of an FDA approved carotid stent with an FDA-approved or cleared embolic protection device, for Medicare beneficiaries in patients with (A) symptomatic carotid artery stenosis ≥50% and in patients with (B) asymptomatic carotid artery stenosis ≥70% under the following conditions:

•Neurological assessment must be performed by a neurologist or NIH stroke scale (NIHSS) certified health professional before and after CAS;

•First-line evaluation of carotid artery stenosis must use duplex ultrasound;

•Computed-tomography angiography (CTA) or magnetic resonance angiography (MRA), if not contraindicated, must be used to confirm degree of stenosis, and provide information about the aortic arch, and extra and intra-cranial circulation; and

•Intra-arterial digital subtraction (catheter) angiography may be used only when there is significant discrepancy between non-invasive imaging results or contraindicated for CTA or MRA.

Prior to furnishing CAS, the practitioner must engage in a shared decision-making interaction with the beneficiary, which must include:

•Discussion of all treatment options for carotid stenosis including, carotid endarterectomy (CEA), CAS (which includes TCAR), and optimal medical therapy (OMT);

•Explanation of risks and benefits for each option specific to the beneficiary’s clinical condition;

•Integration of clinical guidelines (e.g., patient co-morbidities and concomitant treatments); and

•Discussion and incorporation of beneficiary’s personal preferences and priorities in choosing a treatment plan.

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

We designed our U.S. commercial strategy and built our direct sales force with a particular focus on vascular surgery practices. Vascular surgeons are skilled in endovascular procedures, and our sales and marketing efforts are focused on driving adoption and supporting their practice development by offering them an innovative, safe, effective and minimally-invasive alternative for treating carotid artery disease. We also market to other specialists with experience in CEA or CAS with the appropriate skill set for TCAR, including neurosurgeons, cardiothoracic surgeons and non-surgical interventionalists in radiology, neuroradiology and cardiology. We also work on developing strong relationships with physicians and hospitals that we have identified as key opinion leaders. We consider the hospitals and medical centers where the procedure is performed to be our customers, as they typically are responsible for purchasing our products. Recently, we have seen the benefits of a rising tide of awareness across physicians adopting TCAR, their referring physicians, and patients themselves as we believe referring physicians and patients have become more likely to recommend or seek out providers who offer the most patient-friendly solutions. Our sales and marketing efforts are primarily focused on leveraging our broad commercial footprint to drive utilization across our trained physician base. This includes onboarding and training new sales, sales management, and other field professionals to expand and align our territories and increase touch points with our customers. During 2023, we expanded our sales and marketing infrastructure, including the number of sales personnel and sales territories, to help us drive and support revenue growth. These changes naturally resulted in some sales disruption, which disruption adversely affected our revenue in various periods throughout 2023 and may continue to adversely affect our revenue through at least the first half of 2024. As a result of the expansion of coverage in NCD 20.7 and CMS’s stated goals for broader patient access and shared decision-making and as TCAR expands and its awareness expands with it, we are increasingly focusing our marketing efforts on patient education and increasing awareness about the benefits of TCAR among physicians who refer patients for treatment of CAD.

While we do not currently sell our products in markets outside the United States, we have obtained some and are pursuing additional regulatory approvals for selling certain of our products in Japan and China. In Japan, we received Shonin approval for the ENROUTE NPS and the ENROUTE stent in the fourth quarter of 2022, and we submitted for Shonin approval for the ENROUTE NPS PLUS in the second quarter of 2023. During the fourth quarter of 2023, we entered into a distribution agreement for our products in Japan. In China, in the first quarter of 2023, we received approval from China’s National Medical Products Administration, or NMPA, for our ENROUTE NPS. During the first quarter of 2024, we received approval from China’s NMPA for our ENROUTE stent, and we also entered into a distribution agreement for our products in China. Regulatory efforts to support clearance of the ENROUTE NPS PLUS are underway in both markets, as are market access, launch preparation, and post market study activities with our distribution partners and their provider and payor stakeholders.

We manufacture and distribute the ENROUTE NPS and ENROUTE NPS PLUS at our facilities in Sunnyvale, California, and Plymouth, Minnesota using components and sub-assemblies manufactured both in-house and by third party manufacturers and suppliers. We believe our combined facilities will be sufficient to meet our manufacturing needs for at least the next five years. We purchase our other products, including our ENROUTE stents and ENROUTE Enflate product, from third-party contract manufacturers. Many of our third-party manufacturers and outside vendors are currently single-source suppliers. We remain concerned with the ability of a critical supplier of certain polymer tubing materials, and related components used in our products, to provide us and our third-party manufacturer these polymer tubing materials on a timely basis. If this supplier is unable to provide these polymer tubing materials on a timely basis, it could result in TCAR product delays to our customers.

Components of our Results of Operations

Revenue

We currently derive all of our revenue from the sale of our portfolio of TCAR products to hospitals and medical centers in the United States. Each of our products is purchased individually, and the majority of our revenue is derived from sales of the ENROUTE NPS, ENROUTE NPS PLUS and our ENROUTE stents. No single customer accounted for 10% or more of our revenue during the three months ended March 31, 2024 and 2023. Key performance indicators that drive our revenue include the number of procedures, the number of active sales territories, the number of trained physicians certified to perform TCAR, the number of hospital accounts that perform our procedures, the number of procedures per physician or hospital account, revenue per procedure, introduction of new products and related stocking orders, product mix and average selling prices for our products. We expect our revenue to continue to increase in the future through increased adoption of TCAR and as a result of the introduction of new products and international expansion. However, any decreases in our key performance indicators could have a negative impact on our future revenue, as could other factors, such as price pressures, increased labor costs, labor and staffing shortages, hospital capacity and patient behavior caused by COVID-19 or as a result of general macroeconomic factors, and increased competition. In addition, we have expanded our sales and marketing infrastructure, including a number of sales personnel and sales territories, to help us drive and support revenue growth. These changes have naturally resulted in some sales disruption, which disruption adversely affected our revenue in various periods throughout 2023, and we expect this may continue to adversely affect our revenue through at least the first half of 2024.

Our revenue has fluctuated and we expect to continue to fluctuate from quarter-to-quarter due to a variety of factors, including product launches and related stocking orders, seasonality and number of selling days. With respect to seasonality, our first quarter revenue may be harmed by adverse weather and the resetting of annual patient healthcare insurance plan deductibles, both of which may cause patients to delay elective procedures. Holiday and summer vacations by healthcare providers and/or patients may adversely affect procedure volumes that in turn affect hospital ordering patterns. In addition, we have also experienced moderate procedure volumes during major medical conferences when significant portions of our customer base are attending the conferences.

Cost of Goods Sold and Gross Margin

We currently manufacture the ENROUTE NPS and ENROUTE NPS PLUS at our facilities in California and Minnesota. We purchase our other products from third-party manufacturers. Cost of goods sold consists primarily of costs related to materials, components and sub-assemblies, direct labor, manufacturing overhead, scrap, product rework, reserves for excess, obsolete and non-sellable inventories, as well as distribution-related expenses. Overhead costs include the cost of quality control, material procurement, inventory control, facilities, equipment and operations supervision and management. Cost of goods sold also includes depreciation expense for production equipment and certain direct costs, such as those incurred for shipping our products and royalties related to the sale of our ENROUTE stents. We expense all inventory provisions as cost of goods sold. We record adjustments to our inventory valuation for estimated excess, obsolete and non-sellable inventories based on assumptions about future demand, past usage, changes to manufacturing processes and overall market conditions. We expect cost of goods sold to increase in absolute dollars to the extent more of our products are sold.

We calculate gross margin as gross profit divided by revenue. Our gross margin has been and will continue to be affected by a variety of factors, including primarily average selling prices, product sales mix, production and ordering volumes, manufacturing costs, product yields, replacement of expired product, headcount, and cost-reduction strategies. We expect our gross margin to increase over the long-term as our production and ordering volumes increase and as we spread the fixed portion of our overhead costs over a larger number of units produced, potentially offset by inflationary pressures and investments in additional operational infrastructure in both our California and Minnesota facilities. Specifically, we have and may continue to experience inflationary and price pressures and increased labor costs and labor and staffing shortages affecting the cost of the components for our TCAR products and the wages that we pay our employees, as well as the wages our vendors pay their employees, due to challenging labor market conditions. Favorable purchase price variances that we experienced in the fourth quarter of 2023 continued through the first quarter of 2024. We expect gross margin to decline modestly in the second quarter of 2024 compared to the first quarter of 2024 and begin to normalize thereafter. Accordingly, we continue to expect a modest improvement in full year 2024 gross margins over 2023. We intend to use our design, engineering and manufacturing know-how and capabilities to further advance and improve the efficiency of our manufacturing processes, which we believe will reduce costs and have a positive long-term impact on our gross margin. However, our gross margin could fluctuate from quarter to quarter as we introduce new products, execute certain manufacturing engineering projects, adopt new manufacturing processes and technologies, and expand our distribution operations and infrastructure to support our planned long-term growth and risk mitigation.

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

Interest Income (Expense), net

Interest income (expense), net consists primarily of cash interest expense incurred on our outstanding indebtedness and non-cash interest expense related to the accretion of closing fees and amortization of debt discount and issuance costs associated with our outstanding indebtedness. Our interest expense is offset by interest income earned on our cash, cash equivalents and investments.

Results of Operations:

	Three Months Ended
	March 31,
(in thousands)	2024	2023	Change	% Change
Revenue	$48,484	$40,131	$8,353	21%
Cost of goods sold	11,983	12,526	(543)	-4%
Gross profit	36,501	27,605	8,896	32%
Operating expenses:
Research and development	10,660	10,433	227	2%
Selling, general and administrative	40,775	34,082	6,693	20%
Total operating expenses	51,435	44,515	6,920	16%
Loss from operations	(14,934)	(16,910)	1,976	-12%
Interest income (expense), net	750	594	156	26%
Other income (expense), net	48	(144)	192	-133%
Net loss	$(14,136)	$(16,460)	$2,324	-14%

Comparison of Three Months Ended March 31, 2024 and 2023

Revenue. Revenue increased $8.4 million, or 21%, to $48.5 million during the three months ended March 31, 2024, compared to the three months ended March 31, 2023. The increase in revenue was attributable to an increase in the number of products sold as physicians performed more TCAR procedures and as we leveraged our increased sales territories, increased the number of new accounts, and trained more physicians in TCAR. In addition, revenue for the three months ended March 31, 2024, benefitted from our tapered ENROUTE stent launch as select accounts placed initial stocking orders to establish inventory across size variations.

Cost of Goods Sold and Gross Margin. Cost of goods sold decreased $0.5 million, or 4%, to $12.0 million during the three months ended March 31, 2024, compared to the three months ended March 31, 2023. Gross margin for the three months ended March 31, 2024 increased to 75%, compared to 69% in the three months ended March 31, 2023. Gross margin in the current year period benefitted from favorable purchase price variances; whereas, gross margin in the prior year period was adversely impacted by unfavorable production variances as a result of lower than planned production levels as production rework was being completed.

Research and Development Expenses. R&D expenses increased $0.2 million, or 2%, to $10.7 million during the three months ended March 31, 2024, compared to the three months ended March 31, 2023. The increase in R&D expenses was driven primarily by growth in personnel, including specifically, an increase of $1.4 million in personnel-related expenses, including stock-based compensation, as a result of increased headcount, partially offset by a decrease in product development costs of $1.0 million and decreases in clinical and regulatory expenses.

Selling, General and Administrative Expenses. SG&A expenses increased $6.7 million, or 20%, to $40.8 million during the three months ended March 31, 2024, compared to the three months ended March 31, 2023. This increase was due primarily to an expanded sales team compared to the prior year period and commercial efforts during the current year period, including specifically, an increase of $6.2 million in payroll and personnel-related expenses, an increase of $0.5 million in travel-related costs, and an increase of $0.3 million in our marketing and tradeshow expenses, partially offset by decreases in the allocated costs of facilities and other related expenses. Personnel-related expenses included stock-based compensation expense of $7.8 million and $6.8 million for the three months ended March 31, 2024 and 2023, respectively.

Interest Income (Expense), Net. Interest income (expense), net increased $0.2 million, or 26%, to income of $0.8 million during the three months ended March 31, 2024, compared to income of $0.6 million during the three months ended March 31, 2023. This increase in net interest income was attributable to higher weighted average interest rates on our cash, cash equivalents and investments, partially offset by interest expense from borrowings outstanding under our loan agreement.

Other Income (Expense), Net. Other income (expense) net increased to income of $48,000 during the three months ended March 31, 2024, compared to an expense of $0.1 million during the three months ended March 31, 2023. The increase in net other income was attributable to losses on the disposal of property and equipment in the prior year period.

Liquidity and Capital Resources

Sources of Liquidity

To date, our principal sources of liquidity have been net proceeds from sales of our common stock in public offerings, private sales of our equity securities and debt financings, as well as revenue from product sales, which we expect to be our primary source of future liquidity, and to a lesser extent, proceeds from stock option exercises and employee stock purchase plan purchases. As of March 31, 2024, we had cash, cash equivalents and investments of $176.5 million, $75.0 million outstanding principal in term loans, an additional $125.0 million in available but unused term loans, and $25.0 million in availability under a revolving credit facility with Oxford Finance LLC and its agent, or Oxford Finance.

On May 27, 2022, we entered into a Loan and Security Agreement, or Loan Agreement, with Oxford Finance, which provides for a $225.0 million loan facility, comprised of a $25.0 million secured revolving credit facility and a $200.0 million secured term loan facility. We concurrently drew down $75.0 million under the term loan facility and used a portion of the proceeds to pay off outstanding amounts under and terminate our prior loan agreement with Stifel Bank. The term loans are available in three tranches. Upon our request, the revolving credit facility will be increased from $25.0 million to $50.0 million. The revolving loans are available subject to a borrowing base equal to 85% of eligible receivables plus 50% of eligible inventory, up to the lesser of 40% of the borrowing base or $10.0 million in the case of eligible inventory. As of March 31, 2024, there were no amounts outstanding under the $25.0 million secured revolving credit facility.

The term loans and any revolving loans mature on May 1, 2027. The principal amount of outstanding term loans are required to be repaid in equal monthly installments beginning on July 1, 2026. Since we achieved a specified consolidated trailing twelve-month revenue target, we have the option to extend the first amortization date for the term loans to July 1, 2027, which option must be exercised no later than 30 days prior to July 1, 2026. To date, we have not exercised this option. If we exercise this option, then the maturity date for both the revolving loans and the term loans will be May 1, 2028.

Any revolving loans under the Loan Agreement accrue interest at the greater of 1-month Secured Overnight Financing Rate, or SOFR, or the Index Rate, and 0.85%, plus a margin of 3.00%. The term loans accrue interest at the greater of the Index Rate and 0.85%, plus a margin of 5.00%. The Index Rate is capped at 2.50% for purposes of the Loan Agreement. Interest on both revolving loans and term loans is payable monthly in arrears. As of March 31, 2024, the aggregate outstanding principal balance under the term loan facility was $75.0 million with the variable interest rate capped at the maximum rate of 7.50%, and no amounts were outstanding under the revolving credit facility of the Loan Agreement. As of March 31, 2024, we were in compliance with all applicable financial covenants under the Loan Agreement.

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

Cash Flows

The following table summarizes our cash flows for each of the periods presented below:

	Three Months Ended
	March 31,
(in thousands)	2024	2023
Net cash (used in) provided by:
Operating activities	$(15,322)	$(12,147)
Investing activities	17,741	6,106
Financing activities	—	1,110
Net increase (decrease) in cash, cash equivalents and restricted cash	$2,419	$(4,931)

Net Cash Used in Operating Activities

Net cash used in operating activities for the three months ended March 31, 2024 was $15.3 million, consisting of a net loss of $14.1 million and non-cash charges of $10.4 million, partially offset by a net change in net operating assets of $11.6 million. The change in net operating assets was primarily due to increases in accounts receivable and inventories, a decrease in prepaid expenses and other current assets, decreases in accounts payable and in accrued liabilities due to timing of payments, and a decrease in other liabilities. The non-cash charges primarily consisted of stock-based compensation, as well as depreciation and amortization, amortization of right-of-use assets, non-cash interest expense, amortization of debt discount and debt issuance costs, and a provision for excess and obsolete inventories, partially offset by the accretion of discounts on investments.

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

Net Cash Provided by Investing Activities

Net cash provided by investing activities for the three months ended March 31, 2024 was $17.7 million, consisting of maturities of investments of $62.0 million, partially offset by purchases of investments of $43.9 million and purchases of property and equipment of $0.4 million.

Net cash provided by investing activities in the three months ended March 31, 2023 was $6.1 million, consisting of maturities of investments of $32.8 million, partially offset by purchases of investments of $26.4 million and $0.3 million for purchases of property and equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities in the three months ended March 31, 2023 was $1.1 million consisting of proceeds from stock option exercises; no cash was provided by financing activities in the three months ended March 31, 2024.

Contractual Obligations and Commitments

There have been no material changes to our contractual obligations from those described in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 28, 2024.

Critical Accounting Policies and Estimates

There have been no significant and material changes in our critical accounting policies during the three months ended March 31, 2024, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Conditions and Results of Operations - Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 28, 2024.

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

We had cash, cash equivalents and investments of $176.5 million as of March 31, 2024, which consisted of bank deposits, money market funds, U.S. treasury bills, U.S. government securities, commercial paper, corporate bonds/notes, and agency bonds/notes. The primary objectives of our investment activities are the preservation of capital and support of our liquidity requirements. We place our cash, cash equivalents, and investments with high-quality financial institutions and have established investment guidelines relative to diversification and maturities designed to maintain safety and liquidity. Our investments are exposed to market risk due to fluctuations in interest rates, which may affect our income and the fair market value of our investments. If interest rates rise, the market value of our investments may decline, which could result in a realized loss if we sell an investment before its scheduled maturity.

We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. A hypothetical 10% change in interest rates would not have a material impact on the value of our cash and cash equivalents or our investments as of March 31, 2024. While we believe our cash, cash equivalents, and investments do not contain excessive risk, we cannot provide absolute assurance that, in the future, our investments will not be subject to adverse changes in market value.

We are also subject to interest rate risk from variable interest rates applicable to borrowings under our Loan Agreement in light of the variable interest rates thereunder. Any revolving loans under the Loan Agreement accrue interest at the greater of 1-month SOFR, or the Index Rate, and 0.85%, plus a margin of 3.00%. The term loans accrue interest at the greater of the Index Rate and 0.85%, plus a margin of 5.00%. The Index Rate is capped at 2.50% for purposes of the Loan Agreement. As of March 31, 2024, the aggregate outstanding principal balance under the term loan facility was $75,000,000 with the variable interest rate capped at the maximum rate of 7.50% and no amounts were outstanding under the revolving credit facility.

Credit Risk

As of March 31, 2024 and December 31, 2023, a portion of our cash and cash equivalents was maintained with Silicon Valley Bank, a division of First Citizens Bank, or SVB, and exceeded federally insured limits. Substantially all of our cash equivalents and investments reside in a custodial account held by a third party, in which SVB Asset Management is the advisor. As of the issuance date of the financial statements included in this report, we have not experienced any losses on our deposits and all of our cash deposited with SVB has been accessible to us. Given the continued potential instability of financial institutions, we cannot provide assurance that we will not experience losses on these deposits.

As of March 31, 2024, our cash equivalents and investments are invested in highly rated money market funds, U.S. treasury bills, U.S. government securities, commercial paper, corporate bonds/notes, and agency bonds/notes. Uncertain financial markets, or a U.S. sovereign default or threat thereof, could result in a tightening in the credit markets, a reduced level of liquidity in many financial markets, and extreme volatility in fixed income and credit markets. The credit ratings of securities in our investments could deteriorate and may have an adverse impact on the carrying value of these investments.

Our accounts receivable primarily relate to revenue from the sale of our products to hospitals and medical centers in the United States. No customer represented 10% or more of our accounts receivable as of March 31, 2024 or December 31, 2023.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Operating Officer and Chief Financial Officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) prior to the filing of this quarterly report. Based on that evaluation, our Chief Executive Officer and our Chief Operating Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective at the reasonable assurance level.

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

•We rely on Cordis to supply our ENROUTE stents, and if Cordis fails to supply our ENROUTE stents in sufficient quantities or at all, it will have a material adverse effect on our business, financial condition and results of operations.

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

•We are highly dependent upon our sales personnel. In addition, during 2023, we expanded our sales and marketing infrastructure, including the number of sales personnel and sales territories, to help us drive and support revenue growth. These changes naturally resulted in some sales disruption, which disruption adversely affected our revenue in various periods throughout 2023 and may continue to adversely affect our revenue through at least the first half of 2024.

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

We have incurred net losses since our inception in March 2007. For the three months ended March 31, 2024, we had a net loss of $14.1 million and we expect to continue to incur additional losses in the future. As of March 31, 2024, we had an accumulated deficit of $413.6 million. To date, we have financed our operations primarily through equity and debt financings and from sales of our portfolio of TCAR products. The losses and accumulated deficit have primarily been due to the substantial investments we have made to develop our products, as well as for costs related to general research and development, including clinical and regulatory initiatives to obtain marketing approval, sales and marketing efforts, investments in manufacturing and distribution capacity, and other infrastructure improvements.

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

The success of TCAR depends in part on the skill of the physician performing the procedure and on our customers’ adherence to appropriate patient selection and proper techniques provided in training sessions conducted by our training faculty. For example, we train our customers to ensure correct use of our ENROUTE NPS and ENROUTE NPS PLUS and proper deployment of our ENROUTE stents. However, physicians rely on their previous medical training and experience when performing TCAR, and we cannot guarantee that all such physicians will have the necessary surgical and endovascular skills to perform the procedure. While we mandate physician attendance at our TCAR training program or training with proctors, we do not control which physicians perform TCAR or how much training they receive. Physicians who have not completed our training sessions may nonetheless attempt to perform TCAR. If physicians perform TCAR in a manner that is inconsistent with its labeled indications, with components that are not our products or without adhering to or completing our training sessions, their patient outcomes may not be consistent with the outcomes achieved in our and other clinical trials, studies or registries of TCAR. This result may negatively impact the perception of patient benefit and safety and limit adoption of TCAR and our products that facilitate the procedure, which would have a material adverse effect on our business, financial condition and results of operations. Additionally, hospitals and physician organizations may adopt physician credentialing guidelines requiring TCAR training that is more extensive than our training program. If physicians conclude that we do not provide adequate TCAR training, they may be less likely to adopt TCAR and our products, which could have a material adverse effect on our business, financial condition and results of operations.

Global supply chain constraints and constrained labor markets have resulted and could continue to result in the inability of our suppliers to deliver finished goods, components, sub-assemblies or materials to us on a timely basis or at all, which would adversely affect our business, financial condition and results of operations.

We may not be able to maintain an adequate supply of the components, sub-assemblies and materials that are used to manufacture our TCAR products as well as to support our research and development activities for new products. For example, certain liners and shrink tubing components used in our ENROUTE stents and the ENROUTE NPS and ENROUTE NPS PLUS have been in short supply and delivery of these materials have been delayed from time to time, which could result in manufacturing delays for our TCAR products. In particular, we have been concerned from time to time with the ability of a critical supplier of certain polymer tubing materials used in our products to provide us and our third party manufacturer these polymer tubing materials on a timely basis. If this supplier is unable to provide these polymer tubing materials on a timely basis, it could result in TCAR product delays to our customers, which, in turn, would adversely affect our results of operations. Similarly, we rely on Lake Region Medical for our supply of guidewires, Nordson Medical for our balloon catheters, and Galt Medical for our transcarotid access kits, which have also been in short supply from time to time. If there were a shortage of supply, the cost of components, sub-assemblies and materials may increase or we may need to pay a premium to obtain sufficient supply, either of which could harm our ability to provide our products on a cost-effective basis or at all, or we may experience delays in providing our TCAR products to our customers. We also may experience delays in and increased costs for our research and development programs and clinical trials due to the inability to obtain the necessary materials to advance these programs and trials. In connection with any supply shortages, reliable and cost-effective replacement sources may not be available on short notice or at all, and this may force us to increase prices and face a corresponding decrease in demand for our TCAR products, or force us to absorb these increased costs. Our suppliers may also be impacted by supply or labor shortages which may delay or impact the availability of the components, sub-assemblies and materials needed to manufacture our TCAR products. In the event that any of our suppliers experience supply or labor shortages, delays, or were to reduce, or discontinue, production of our key product components, sub-assemblies or the materials used in our TCAR products, developing alternate sources of supply for these items would be time consuming, difficult and costly. If we or one of our suppliers were to experience a supply shortage with our components, sub-assemblies and the materials or labor necessary to manufacture our TCAR products our reputation in the market, demand for our TCAR products and our operating results may be significantly and adversely affected and new products may be delayed.

We rely on Cordis to supply our ENROUTE stents, and if Cordis fails to supply our ENROUTE stents in sufficient quantities or at all, it will have a material adverse effect on our business, financial condition and results of operations.

We rely on Cordis to manufacture our ENROUTE stents pursuant to a supply agreement, and as such, Cordis is our sole supplier of these products. While we strive to maintain an inventory of several months’ worth of ENROUTE stents to guard against potential shortfalls in supply, no assurance can be provided that this strategy will be sufficient. If we were to experience a shortfall or issue with the supply of ENROUTE stents by Cordis, we estimate that it would take up to two years or more to find an alternative supplier for our ENROUTE stents and multiple years to identify and seek approval for different carotid stents. In addition, Cordis currently manufactures our ENROUTE stents at a facility in Juarez, Mexico. If Cordis’s ability to manufacture our ENROUTE stents is interrupted as a result or for any other reason, including, for example, its inability to obtain necessary or sufficient components or products from other third parties, or if Cordis experiences a product recall, cash flow or liquidity issues or breaches its supply agreement with us, we may not have a sufficient number of stents for delivery to support TCAR procedures. Any shortfall in the supply of ENROUTE stents may result in lower adoption rates for TCAR, fewer TCAR procedures being performed generally, and a material adverse effect on our business, financial condition and results of operations.

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

TCAR is currently covered under certain circumstances for certain patients by the Centers for Medicare and Medicaid Services, or CMS, under an October 11, 2023 revised and expanded National Coverage Determination, or NCD, 20.7, and covered by some commercial payers, independent networks and other entities not governed by the Medicare NCD 20.7.

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

However, in the United States, there is no uniform policy of coverage and reimbursement for medical device products and services among third-party payers, so coverage and reimbursement can differ significantly from payer to payer, and each coverage decision and level of reimbursement is independent. As a result, third-party reimbursement may not be available or adequate for our products, and there is no guarantee that we will be able to maintain our current levels of coverage or reimbursement or be able to expand coverage to other insurance carriers. Certain commercial payers maintain that treatment of standard surgical risk patients is investigational, and therefore, do not provide coverage whether or not patients are enrolled in an FDA-approved post-approval study. Further, payers continually review new technologies for possible coverage and can, without notice, deny or limit coverage for products and procedures or delay coverage approval until further clinical data are available. As a result, the coverage determination, technology assessment, and coverage reconsideration processes are often time-consuming and costly processes that may require us to provide scientific and clinical support for the use of our products to each payer separately, with no assurance that coverage and adequate reimbursement will be obtained or maintained if obtained. If third-party reimbursement is not available or adequate for TCAR procedures using our products, or if there is any decline in the amount that payers are willing to reimburse our customers for TCAR, new customers may not adopt, or may reduce their rate of adoption of, our products and we could experience additional pricing pressure, any of which could have a material adverse effect on our business, financial condition and results of operations.

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

The CMS final decision update to NCD 20.7, effective October 11, 2023, expands the Medicare coverage of carotid artery stenting. CMS determined that coverage of percutaneous transluminal angioplasty, or PTA, of the carotid artery concurrent with stenting is reasonable and necessary with the placement of an FDA-approved carotid stent with an FDA-approved or cleared embolic protection device, for Medicare beneficiaries in patients with (A) symptomatic carotid artery stenosis ≥50% and in patients with (B) asymptomatic carotid artery stenosis ≥70% under the following conditions:

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

While we believe the revised NCD 20.7 will benefit carotid artery disease awareness in general and help grow the overall carotid intervention market, which would be a potential positive for all carotid interventions, including TCAR, no assurance can be provided if this will prove true. In addition, while we believe the higher associated procedural stroke risk for transfemoral carotid artery stenting and steep learning curve will continue to limit the pool of eligible patients and skilled interventionalists, thereby limiting the growth potential for transfemoral CAS in the near term, no assurance can be provided if this will prove true either.

Additionally, when payers combine their operations, the combined company may elect to reimburse for TCAR at the lowest rate paid by any of the participants in the consolidation or use its increased size to negotiate reduced rates. If one of the payers participating in the consolidation does not reimburse TCAR at all, the combined company may elect not to reimburse for TCAR, which would adversely impact our business, financial condition and results of operations.

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

Our current products are contraindicated, and therefore should not be used, in certain patients. Our ENROUTE NPS and ENROUTE NPS PLUS are contraindicated in patients in whom antiplatelet and/or anticoagulation therapy is contraindicated; patients with uncorrected bleeding disorders; patients with severe disease of the ipsilateral common carotid artery; and patients with uncontrollable intolerance to flow reversal. Our ENROUTE stents are contraindicated in patients in whom antiplatelet and/or anticoagulation therapy is contraindicated; patients in whom the ENROUTE NPS and ENROUTE NPS PLUS are unable to be placed; patients with uncorrected bleeding disorders; patients with known allergies to nitinol; and patients with lesions in the ostium of the common carotid artery. Our ENHANCE peripheral access kit is contraindicated in patients with a known or suspected obstruction in the vessel. Our ENROUTE guidewire is contraindicated in patients judged not acceptable for percutaneous intervention. Our ENROUTE Enflate RX Balloon Dilatation Catheter is contraindicated for use in coronary arteries. Generally, further contraindications include, but may not be limited to: patients with highly calcified lesions resistant to PTA; patients with a target lesion with a large amount of adjacent acute or sub-acute thrombus; patients with uncorrected bleeding disorders; and patients that have not been anti-coagulated. Additionally, patients who lack at least five centimeters of common carotid artery free of significant disease are not indicated for our ENROUTE NPS or ENROUTE NPS PLUS.

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

We rely on single-source suppliers for the components, sub-assemblies and materials for our products, such as our ENROUTE stents and for certain key components, sub-assemblies and materials for our ENROUTE NPS and ENROUTE NPS PLUS. In addition, we rely on Lake Region Medical to supply our guidewires, Nordson Medical for our balloon catheters, and Galt Medical for our transcarotid access kits. These components, sub-assemblies and materials are critical and there are relatively few alternative sources of supply. We have not qualified or obtained necessary regulatory approvals for additional suppliers for most of these components, sub-assemblies and materials, and we do not carry a significant inventory for some of these items. While we believe that alternative sources of supply may be available, we cannot be certain whether they will be available if and when we need them, or that any alternative suppliers would be able to provide the quantity and quality of components and materials that we would need to manufacture our products if our existing suppliers were unable to satisfy our supply requirements. To utilize other supply sources, we would need to identify and qualify new suppliers to our quality standards and obtain any additional regulatory approvals required to change suppliers, which could result in manufacturing delays and increase our expenses. Our manufacturing partners, including Cordis, rely on single-source suppliers as well, and are subject to the foregoing risks.

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

Inventory levels in excess of customer demand or new product introductions may result in a portion of our inventory becoming obsolete or expiring, as well as inventory write-downs or write-offs. Conversely, if we underestimate customer demand for our products or our own requirements for components, sub-assemblies and materials, our manufacturing partners and suppliers may not be able to deliver components, sub-assemblies and materials to meet our requirements. If we do not have adequate supply of components, sub-assemblies and materials there may be interruptions, delays or cancellations of deliveries of our TCAR products to our customers, any of which would damage our reputation, customer relationships and business. In addition, several components, sub-assemblies and materials incorporated into our products require lengthy order lead times, and additional supplies or materials may not be available when required on terms that are acceptable to us or our manufacturing partners, or at all, and our manufacturing partners and suppliers may not be able to allocate sufficient capacity in order to meet our increased requirements, any of which could have an adverse effect on our ability to meet customer demand for our products and our results of operations.

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

The total addressable market for TCAR is limited by a number of factors. The safety and effectiveness of certain products for TCAR has not been established for certain patients. For example, the FDA-cleared labeling for the ENROUTE NPS and ENROUTE NPS PLUS states that patients should have at least five centimeters of common carotid artery free of significant disease for initial access to the artery and positioning of the ENROUTE NPS and ENROUTE NPS PLUS sheath. In addition, per the FDA-approved labeling for our ENROUTE stents, TCAR is limited to certain threshold degrees of stenosis depending on symptom and surgical risk status. In addition, physicians may choose to perform CEA in patients with certain anatomical characteristics, including heavily calcified carotid arteries, calcified lesions or severe vessel tortuosity. Finally, current labeling for our products includes contraindications for certain patients, thus further reducing our total addressable market.

Expanding the addressable market for TCAR is dependent upon reimbursement expansion initiatives, favorable data from any post-approval study we or other researchers conduct, and obtaining and maintaining coverage and adequate reimbursement for any new product approvals.

In May 2022, we announced FDA approval of a label expansion for our ENROUTE stent for use in standard surgical risk patients. In June 2022, we announced that CMS, through collaboration with the Society for Vascular Surgery’s Patient Safety Organization and their VQI, has expanded coverage for TCAR to include standard surgical risk patients within the VQI’s TCAR Surveillance Project. As a condition of FDA approval for such label expansion, we are conducting and currently enrolling patients in a prospective, multi-center, single-arm post-approval study, ROADSTER 3, to assess real-world treatment of standard surgical risk patients with carotid artery disease using TCAR. If the ROADSTER 3 study or other studies conducted by independent researchers or organizations, or complaints or other reports from our customers or patients, reveal a higher rate of adverse events or other unexpected safety or efficacy concerns, FDA may restrict or withdraw the label expansion approval. Under the revised NCD 20.7 effective October 11, 2023, Medicare provides two pathways for reimbursement for TCAR and other endovascular treatment modalities for both high and standard surgical risk patients.

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

We currently maintain a portion of our manufacturing, warehouse, research and development and non-field-based sales, general and administrative operations in a building located in Sunnyvale, California, which is situated on or near earthquake fault lines. We have redundant manufacturing for our ENROUTE NPS and ENROUTE NPS PLUS at our Plymouth, Minnesota facility. Should either of our facilities be significantly damaged or destroyed by natural or man-made disasters, such as earthquakes, fires, tornados or other events, including climate change-related severe weather or disasters, it could take extensive time to relocate or rebuild, during which time our employees may seek other positions and our research and development would cease or be delayed. While we maintain property and business interruption insurance, such insurance has limits and would only cover the cost of rebuilding and relocating and lost revenue, but not general damage, losses caused by earthquakes, losses we may suffer due to our products being replaced by competitors’ products or loss in value due to associated decreases in our stock price. The inability to perform our research and development activities, combined with our limited inventory of materials and components and manufactured products, may cause physicians to discontinue using our products or harm our reputation, and we may be unable to reestablish relationships with such physicians in the future. Consequently, a catastrophic event at our facilities could have a material adverse effect on our business, financial condition and results of operations.

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

We currently rely on our direct sales force to sell our products in targeted geographic regions in the U.S., and any failure to continue to hire, train, maintain, motivate and grow our direct sales force could harm our business. Our operating results are directly dependent upon the sales and marketing efforts of our employees. If our direct sales force fails to adequately promote, market and sell our products, our revenue may suffer. The members of our direct sales force are highly trained and possess substantial technical and clinical expertise, which we believe is critical in driving adoption of TCAR. The members of our U.S. sales force are at-will employees. The loss of these personnel to competitors or otherwise could materially harm our business. If we are unable to retain our direct sales force personnel or replace them with individuals of equivalent technical and clinical expertise and qualifications, or if we are unable to successfully instill such technical and clinical expertise in replacement personnel, our revenues and results of operations could be materially harmed. Because the competition for qualified sales personnel is high, we cannot assure you we will be able to hire and retain sales personnel on favorable or commercially reasonable terms, if at all. Failure to hire or retain qualified sales personnel would prevent us from expanding our business and generating revenue. If we are unable to expand our sales and marketing capabilities, we may not be able to effectively commercialize our products, which could have an adverse impact on our business. In addition, the hiring and training of new sales personnel takes time and could adversely affect our revenue and financial results for a particular period, as could changes in our sales territories and sales structure. In addition, we have expanded our sales and marketing infrastructure, including number of sales personnel and sales territories, to help us drive and support revenue growth and we intend to continue this expansion. These changes naturally resulted in some sales disruption, which disruption adversely affected our revenue in various periods throughout 2023 and may continue to adversely affect our revenue through at least the first half of 2024.

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

Our industry is highly competitive, subject to change and significantly affected by new product introductions and other activities of industry participants. Competition in our industry has increased with new technologies and market entrants seeking approvals for carotid disease treatment indications in the U.S. CEA has historically been performed by vascular surgeons as the primary surgical solution for carotid artery disease. The major manufacturers of products, such as patches and shunts, used in connection with CEA include LeMaitre Vascular, Inc., Getinge AB, Baxter International Inc., Terumo Medical Corporation, W.L.Gore and Associates, Inc. and Edwards Lifesciences Corporation. Some competitors market products for use in CAS, such as peripheral access kits, stents, distal and proximal embolic protection devices, guidewires, balloons and sheaths. Such companies include Abbott Laboratories, Boston Scientific Corporation, Cook Medical Inc., Cordis Corporation, Medtronic plc, Terumo Medical Corporation, W.L. Gore and Associates, Inc., Contego Medical Inc. and InspireMD, Inc. Preliminary results from Contego Medical Inc.’s PERFORMANCE II and InspireMD, Inc.’s C-Guardians IDE studies were presented at the VIVA conference in November 2023. Abbott Laboratories, Contego Medical Inc. and InspireMD, Inc. have also announced plans to develop products for TCAR. These technologies, other products that are in ongoing clinical trials, new drugs or additional indications for existing drugs could demonstrate better safety, effectiveness, clinical results, lower costs or greater physician and patient acceptance. In addition, physicians may choose to use another company’s stent and not our ENROUTE stents in connection with TCAR procedures, including a stent by Abbott Laboratories that recently obtained an expanded indication, or products not labeled for TCAR in an off-label fashion. Competitive companies may promote their CAS products for off-label use in TCAR.

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

We are currently focused on improving existing products for TCAR, developing new products for TCAR, and developing new products for other disease states beyond carotid artery disease. For example, following receipt of 510(k) clearance from the FDA in the third quarter of 2022, we initiated a limited market release of our ENROUTE Enflate Transcarotid RX Balloon Dilatation Catheter in the fourth quarter of 2022 and a full market release during the second quarter of 2023. In addition, we received PMA approval for tapered configurations of our ENROUTE stent in second quarter of 2023 and initiated a limited market release followed by a full market release in the first quarter of 2024. We received 510(k) clearance for our next generation neuroprotection system, or ENROUTE NPS PLUS, in the second quarter of 2023 and launched a full market release early in the second quarter of 2024. If we are unable to continue to develop new products, applications or features due to constraints, such as insufficient cash resources, high employee turnover, inability to hire personnel with sufficient technical skills or a lack of other research and development resources, we may not be able to maintain our competitive position compared to other companies. Furthermore, many of our competitors devote a considerably greater amount of funds to their research and development programs than we do, and those that do not may be acquired by larger companies that would allocate greater resources to research and development programs. Our failure or inability to devote adequate research and development resources or compete effectively with the research and development programs of our competitors could harm our business.

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

In addition, the launch of new products if not timed correctly and if not controlled properly may result in an adverse impact on sales of such new products, as well as sales of our TCAR products. In addition, our new products may not carry the same margins as our current TCAR products or may result in a portion of our inventory becoming obsolete if not timed correctly and if not controlled properly, which could adversely affect our gross margins.

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

Our success depends largely on the continued services of key members of our executive management team and others in key management positions. For example, the services of our new Chief Executive Officer, or CEO, Charles S. McKhann, our Chief Operating Officer and Chief Financial Officer, Lucas W. Buchanan, and our Chief Commercial Officer, Andrew S. Davis, are essential to driving adoption of our products and revenue growth, executing on our corporate strategy and ensuring the continued operations and integrity of financial reporting within our company. Mr. McKhann became CEO on November 2, 2023 succeeding Erica J. Rogers, who retired after having served as CEO and on our board of directors for over 11 years. Our failure to manage this CEO change and transition, retain our existing senior management team, or continue to attract and retain qualified new personnel could have a material adverse effect on our business. In addition, the CEO transition and any related uncertainty regarding our future business direction may be disruptive to our business and our relationships with employees and customers. Additionally, the departure of Ms. Rogers as our former CEO resulted in a loss of institutional knowledge and there can be no assurances that we will be able to mitigate that loss through our transitional consulting arrangement with her. If we are unable to execute an orderly transition, our business may be adversely affected. Furthermore, the success of our business is dependent on the continuation of an experienced and talented management team. If we were to lose the benefit of the experience, efforts, and abilities of any of our key executives or members of senior management, our business could be adversely affected. While we implemented retention packages for our key executives and employees during 2023, any of our employees may terminate their employment with us at any time and any significant decline in the value of long term incentives could also negatively impact our ability to retain key employees. We do not currently maintain key person life insurance policies on any of our employees. If we lose one or more key employees, we may experience difficulties in competing effectively, developing our technologies and implementing our business strategy.

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

Our ENROUTE stents have been approved by the FDA for the treatment of patients who require carotid revascularization and meet certain treatment parameters. If physicians expand the patient population in which they elect to use our products that is outside of the intended use approved by the FDA, then the use, misuse, or off-label use of our products may result in outcomes and adverse events including stroke, myocardial infarction and death, potentially leading to product liability claims. However, we cannot prevent a physician from using our products for off-label applications or using components or products that are not our products when performing TCAR. In addition, we cannot guarantee that physicians are trained by us or their peers prior to utilizing our products. Complications resulting from the use of our products off-label or use by physicians who have not been trained appropriately, or at all, may expose us to product liability claims and harm our reputation. Moreover, if the FDA determines that our promotional materials or physician training, including our paid consultants’ educational materials, constitutes promotion of an off-label use, it could request that we modify our training or promotional materials or subject us to enforcement action, including warning letters, untitled letters, fines, penalties, or seizures. If we are found to have promoted such off-label uses, we may become subject to significant liability. The federal government has levied large civil and criminal fines and/or other penalties against companies for alleged improper promotion and has investigated, prosecuted, and/or enjoined several companies from engaging in off-label promotion.

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

As of March 31, 2024, we had an aggregate of approximately $75.0 million in principal outstanding under our Loan Agreement with Oxford Finance. We must make significant interest-only monthly payments under the Loan Agreement, and the term loans outstanding under the Loan Agreement will begin to amortize in equal monthly installments beginning in July 2026 (unless we elect to extend the interest-only period by another year), which will divert resources from other activities. Our obligations under the Loan Agreement are collateralized by substantially all of our assets and we are subject to customary affirmative and negative covenants, including covenants limiting our ability and the ability of our subsidiaries to, among other things, dispose of assets, effect certain mergers, incur debt, grant liens, pay dividends and distributions on capital stock, make investments and acquisitions, and enter into transactions with affiliates, in each case subject to customary exceptions for a loan facility of this size and type. The covenants related to the Loan Agreement, as well as any future financing agreements into which we may enter, may restrict our ability to finance our operations and engage in, expand or otherwise pursue our business activities and strategies. While we have not previously breached and are not currently in breach of these or any other covenants contained in our Loan Agreement, there can be no guarantee that we will not breach these covenants in the future. Our ability to comply with these covenants may be affected by events beyond our control, and future breaches of any of these covenants could result in a default under the Loan Agreement. If not waived, future defaults could cause all of the outstanding indebtedness under the Loan Agreement to become immediately due and payable, termination of commitments to extend further credit, a 5% increase in the applicable rate of interest and the exercise by the lender of other rights and remedies provided for under the Loan Agreement. If we do not have or are unable to generate sufficient cash available to repay our debt obligations when they become due and payable, either upon maturity or in the event of a default, our assets could be foreclosed upon and we may not be able to obtain additional debt or equity financing on favorable terms, if at all, which may negatively impact our ability to operate and continue our business as a going concern.

Adverse developments with respect to the stability of financial institutions we do business with, or unstable banking, credit and/or capital market conditions generally, or the perception thereof, could adversely affect our ability to access cash, obtain additional financing, restructure or refinance our indebtedness, or meet our liquidity and debt service requirements.

The recent and potential future disruptions in access to bank deposits or lending commitments due to bank failure could materially and adversely affect our liquidity, financial condition, results of operations, business and stock price. Last year’s closures of Silicon Valley Bank, Signature Bank and First Republic Bank and their placement into receivership with the Federal Deposit Insurance Corporation, or FDIC, has created bank-specific and broader financial institution liquidity risk and concerns. Although the Department of the Treasury, the Federal Reserve, and the FDIC jointly released a statement that depositors at Silicon Valley Bank and Signature Bank would have access to their funds, even those in excess of the standard FDIC insurance limits, and such access to date by us to our cash and cash equivalents held at SVB has been uninterrupted, future adverse developments with respect to specific financial institutions or the broader financial services industry may lead to market-wide liquidity shortages. More recently, U.S. regulators closed Republic First Bank and another bank assumed Republic’s deposits and purchased substantially all of its assets. The failure of any bank in which we deposit our funds could reduce the amount of cash we have available for our operations or delay our ability to access such funds. As of March 31, 2024, a portion of our cash and cash equivalents was maintained with SVB and exceeded federally insured limits. Substantially all of our cash equivalents and investments reside in a custodial account held by a third party, in which SVB Asset Management is the advisor. As of the issuance date of this Quarterly Report on Form 10-Q, we have not experienced any losses on our deposits and all of our cash deposited with SVB has been accessible to us, although no assurance can be provided that we will not experience any future losses on our deposits or access to our cash equivalents and investments. As of March 31, 2024, our cash equivalents and investments are invested in highly rated money market funds, U.S. treasury bills, U.S. government securities, commercial paper, corporate bonds/notes, and agency bonds/notes. Uncertain financial markets, or a U.S. sovereign default or threat thereof, could result in a tightening in the credit markets, a reduced level of liquidity in many financial markets, and extreme volatility in fixed income and credit markets. The credit ratings of securities in our investments could deteriorate and may have an adverse impact on the carrying value of these investments. Any such failure may increase the possibility of a sustained deterioration of financial market liquidity, or illiquidity at clearing, cash management and/or custodial financial institutions. In the event we have a commercial relationship with a bank or lender that has failed or is otherwise distressed or if other banks and financial institutions enter receivership or become insolvent in the future, we may experience delays or other issues in accessing our cash and meeting our financial obligations. In addition, any future unstable banking, credit and/or capital market conditions could also adversely affect our ability to obtain additional financing, restructure or refinance our indebtedness, if needed, or meet our liquidity and debt service requirements or the ability of our suppliers, vendors, customers and others in which we do business to do any of the foregoing with respect to their respective businesses.

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

Additionally, pursuant to the terms of our existing intellectual property license and supply agreement with Cordis, there are certain restrictions on our ability to sell our ENROUTE stents through select direct competitors of Cordis. If we are unable to locate international distributors that are not select direct competitors to Cordis, to market and sell our ENROUTE stents, our ability to expand our business internationally may be harmed, which could have a material adverse effect on our business, financial condition and results of operations.

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

The term of individual patents depends on the legal term for patents in the countries in which they are granted. In most countries, including the United States, the patent term is 20 years from the earliest claimed filing date of a nonprovisional patent application in the applicable country. We cannot assure that patents will be issued from any of our pending applications or that, if patents are issued, they will be of sufficient scope or strength to provide meaningful protection for our technology. In addition, while various extensions may be available, the life of a patent, and the protection it affords, is limited. While we continue to seek and maintain patents covering our technology and products, proprietary processes, methods and other inventions that are commercially or strategically important to our business, some of our earliest issued patent claims begin to expire over the next 12 months, and as our issued patent claims expire, the risk that competitors may be able to circumvent our remaining patents by developing similar or alternate technologies or products in a non-infringing manner is increased. Notwithstanding the scope of the patent protection available to us, a competitor could develop treatment methods or devices that are not covered by our patents. Furthermore, numerous U.S. and foreign-issued patents and patent applications owned by third parties exist in the fields in which we are developing products. Because patent applications can take many years to issue, there may be applications unknown to us, which applications may later result in issued patents that our existing or future products or technologies may be alleged to infringe.

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

A company may attempt to commercialize competing products utilizing our proprietary design, trademarks or trade names in foreign countries where we do not have sufficient patent protection and where legal recourse may be limited. This may have a significant commercial impact on our foreign business operations.

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

If our trademarks and trade names are not adequately protected, then we may not be able to build name recognition in our markets and our business may be adversely affected.

We rely on trademarks, service marks, trade names and brand names to distinguish our products from the products of our competitors, and have registered or applied to register these trademarks. We cannot assure you that our trademark applications will be approved. During trademark registration proceedings, we may receive rejections. Although we are given an opportunity to respond to those rejections, we may be unable to overcome such rejections. In addition, in proceedings before the USPTO and comparable agencies in many foreign jurisdictions, third parties are given an opportunity to oppose pending trademark applications and to seek to cancel registered trademarks. Opposition or cancellation proceedings may be filed against our trademarks, and our trademarks may not survive such proceedings. In the event that our trademarks are successfully challenged, we could be forced to rebrand our products, which could result in loss of brand recognition and could require us to devote resources towards advertising and marketing new brands and managing through regulatory implications such as relabeling. At times, competitors may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In other cases, our competitors may associate our marks, such as TCAR, with their products and infringe upon our intellectual property as a result. Certain of our current or future trademarks may become so well known by the public that their use becomes generic and they lose trademark protection. Over the long term, if we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively and our business, financial condition and results of operations may be adversely affected.

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

Effective October 11, 2023, CMS published the final decision memo for NCD 20.7 expanding coverage for CAS, including TCAR, under indication B4 for both high risk and standard surgical risk patients. The revised NCD 20.7 does not impact existing TCAR coverage under indication B3 for FDA-approved post-approval studies such as the VQI TSP. CMS determined that coverage of percutaneous transluminal angioplasty, or PTA, of the carotid artery concurrent with stenting, including TCAR, under indication B4 is reasonable and necessary with the placement of an FDA-approved carotid stent and with an FDA-approved or cleared embolic protection device, in patients with (A) symptomatic carotid artery stenosis ≥50% and in patients with (B) asymptomatic carotid artery stenosis ≥70% under the following conditions:

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

In many cases, the process of obtaining PMA approval, which was required for our ENROUTE stents, is much more rigorous, costly, lengthy and uncertain than the 510(k) clearance process. In the 510(k) clearance process, the FDA must determine that a proposed device is “substantially equivalent” to a device legally on the market, known as a “predicate” device, in order to clear the proposed device for marketing. To be “substantially equivalent,” the proposed device must have the same intended use as the predicate device, and either have the same technological characteristics as the predicate device or have different technological characteristics and not raise different questions of safety or effectiveness than the predicate device. Clinical data is sometimes required to support substantial equivalence. In the PMA approval process, the FDA must determine that a proposed device is safe and effective for its intended use based on extensive data, including technical, pre-clinical, clinical trial, manufacturing and labeling data. The PMA process is typically required for devices for which the 510(k) process cannot be used and that are deemed to pose the greatest risk. Modifications to products that are approved through a PMA application generally need prior FDA approval of a PMA supplement. Similarly, some modifications made to products cleared through a 510(k) may require a new 510(k), or such modification may put the device into class III and require PMA approval. The FDA’s 510(k) clearance process usually takes from three to 12 months, but may last longer. The process of obtaining a PMA generally takes from one to three years, or even longer, from the time the PMA is submitted to the FDA until an approval is obtained. Any delay or failure to obtain necessary regulatory approvals or clearances would have a material adverse effect on our business, financial condition and results of operations.

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

Material modifications to the intended use or technological characteristics of our products may require new 510(k) clearances, premarket approvals, or other international regulatory submissions prior to implementing the modifications, or require us to recall or cease marketing the modified devices until these clearances or approvals are obtained. Furthermore, changes to our manufacturing facility or supplier of components used in our products may require prior FDA approval of a PMA supplement or may require international regulatory activity. The FDA requires device manufacturers to initially make and document a determination of whether or not a modification requires a new approval, supplement or clearance; however, the FDA can review a manufacturer’s decision. Any modification to an FDA cleared or approved device that would significantly affect its safety or effectiveness or that would constitute a major change in its intended use would require a new 510(k) clearance or approval of a PMA supplement. Similar requirements for approval of significant changes are in place in international markets. We may not be able to obtain additional 510(k) clearances, premarket approvals, or international approvals for new products or for modifications to, or additional indications for, our products in a timely fashion, or at all. Delays in obtaining required future clearances would harm our ability to introduce new or enhanced products in a timely manner, which in turn would harm our future growth. We have made modifications to our products in the past that we believe do not require additional clearances or approvals, and we may make additional modifications in the future. If the FDA, PMDA, or NMPA disagree and require new clearances or approvals for any of these modifications, we may be required to recall and to stop selling or marketing our products as modified, which could harm our operating results and require us to redesign our products. In these circumstances, we may be subject to significant enforcement actions. In July 2022, we voluntarily requested the cancellation of our CE Mark certifications for business reasons but we continue to work with our Certification Body to maintain ISO 13485:2016 certification of our quality system. The CE Certificates were cancelled, effective August 23, 2022, but the ISO 13485:2016 certification remains in effect. We may seek new CE Mark certifications in the future.

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

There is an increasing focus from certain investors, customers, consumers, employees and other stakeholders on ESG matters including climate change, energy and water use, plastic waste and other sustainability concerns. Additionally, public interest and legislative pressure related to public companies’ ESG practices, including rules related to climate change and climate-related disclosures, continue to grow. For example, in March 2024, the SEC adopted a final rule that will require companies to provide significantly expanded climate-related disclosures, and in October 2023, the State of California adopted broad climate reporting laws that will require certain businesses to report on greenhouse gas (GHG) emissions and climate-related financial risk. While there are currently pending legal proceedings challenging these rules, it is likely that at least some form of them will survive and apply to us. Compliance with these climate-related disclosures may result in significant costs and operational impacts and impose increased oversight obligations on our board of directors and management.

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

New SEC climate change disclosure rules, as well as other climate-related reporting rules in California and other jurisdictions, could require significant time, attention, and resources from management, and could also lead to increased costs and liabilities.

In March 2024, the SEC adopted final new rules that will require public companies to disclose extensive climate-related information in their registration statements and periodic reports. The rules will mandate disclosures related to climate-related risks and their impacts, GHG emissions, and climate-related financial statement metrics. In October 2023, the State of California adopted the Climate Corporate Data Accountability Act and the Climate-Related Financial Risk Act. These broad climate reporting laws that would require certain businesses doing business in California to report on GHG emissions and climate-related financial risks.

As a company that files periodic reports with the SEC and that has operations in California, we will be required to comply with these new laws, which impose rigorous reporting obligations regarding our GHG climate-related financial risks and extensive requirements for the disclosure of GHG emissions. While there are currently pending legal proceedings challenging these rules, it is likely that at least some form of them will survive and apply to us. Compliance with these climate-related disclosure rules will require substantial time and attention of management and financial resources. We must develop robust systems, processes, and controls for assessing and reporting our climate-related financial risks, as well as ensuring transparency and accuracy in our disclosures.

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

The market price of our common stock in the past has been and may continue to be highly volatile and may fluctuate substantially due to many factors, including, without limitation:

•Estimates and recommendations regarding our business, prospects and the value of our common stock by securities analysts, the loss of analyst coverage or our failure to achieve analysts’ estimates, which failure to achieve analysts’ consensus estimates occurred during 2023;

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

•Periodic fluctuations in our revenue, which could be due in part to the way in which we recognize revenue and other factors, such as product launches, pricing and the effect of stocking orders if we sell to international distributors;

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

•The loss of key personnel, including changes in our board of directors and management, such as the retirement of our prior CEO and appointment of a new CEO;

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended March 31, 2024, none of our directors or “officers” (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of SEC Regulation S-K.

Item 6. Exhibit Index

The exhibits listed in the accompanying index to exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
3.1**	Restated Certificate of Incorporation of Silk Road Medical, Inc.	10-K	001-38847	3.1	2/28/2024
3.2**	Amended and Restated Bylaws of Silk Road Medical, Inc. effective as of March 15, 2023	8-K	001-38847	3.1	3/15/2023
4.1**	Specimen Common Stock Certificate of Silk Road Medical, Inc.	S-1	333-233044	4.1	8/6/2019
4.2**	Amended and Restated Stockholders Agreement dated July 7, 2017 among Silk Road Medical, Inc. and certain stockholders.	S-1	333-233044	4.3	8/6/2019
31.1*	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*#	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

SILK ROAD MEDICAL, INC.

May 7, 2024	By:	/s/ Charles S. McKhann
Charles S. McKhann
Chief Executive Officer (principal executive officer)

May 7, 2024	By:	/s/ Lucas W. Buchanan
Lucas W. Buchanan
Chief Operating Officer and Chief Financial Officer (principal financial officer)

May 7, 2024	By:	/s/ Mhairi L. Jones
Mhairi L. Jones
Vice President, Finance and Chief Accounting Officer (principal accounting officer)