Form 10-Q
period 2024-06-30
Silk Road Medical Inc
filed 2024-08-07
CIK 1397702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________________

FORM 10-Q

______________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of July 31, 2024, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 40,632,143.

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

These forward-looking statements include, but are not limited to, statements about the following subjects:

•our expectations regarding the expected timing and anticipated closing of our pending acquisition by Boston Scientific Corporation (Boston Scientific); our ability to obtain required regulatory and other approvals in connection with the proposed transaction on a timely basis or at all; anticipated expenses related to the proposed transaction; our ability to satisfy the conditions to closing or otherwise complete the transaction on a timely basis or at all; the occurrence of any event, change, or other circumstances that could delay or prevent completion of the proposed transaction or give rise to the termination of the Merger Agreement (as defined herein); the impact the pending transaction may have on our financial and operating results and current plans and operations, including potentially diverting management’s attention from our business; the effects of the transaction (or the announcement or pendency thereof) on our future business and financial and operating results; our ability to retain key personnel and maintain relationships with customers, manufacturers, suppliers, employees (including the risks relating to the ability to retain or hire key personnel), international distributors, other business partners or governmental entities; and the risk and outcome of legal proceedings related to the transaction;

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

Part I. Financial Information

Item 1: Condensed Financial Statements

Silk Road Medical, Inc.

Condensed Balance Sheets

(unaudited)

(in thousands, except share and per share data)	June 30,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$22,639	$20,210
Short-term investments	149,344	161,264
Accounts receivable, net	26,252	23,573
Inventories	29,682	29,876
Prepaid expenses and other current assets	13,104	5,912
Total current assets	241,021	240,835
Long-term investments	14,178	9,456
Property and equipment, net	8,381	8,114
Other non-current assets	6,227	6,904
Total assets	$269,807	$265,309
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$3,693	$5,676
Accrued liabilities	27,879	24,607
Total current liabilities	31,572	30,283
Long-term debt	76,147	75,626
Other liabilities	7,404	8,249
Total liabilities	115,123	114,158
Commitments and contingencies (Note 7)
Stockholders' equity:
Preferred stock, $0.001 par value
Shares authorized: 5,000,000 at June 30, 2024 and December 31, 2023
Shares issued and outstanding: none at June 30, 2024 and December 31, 2023	—	—
Common stock, $0.001 par value
Shares authorized: 100,000,000 at June 30, 2024 and December 31, 2023
Shares issued and outstanding: 40,612,481 and 39,165,481 at June 30, 2024 and December 31, 2023, respectively	41	39
Additional paid-in capital	584,959	550,495
Accumulated other comprehensive income (loss)	(122)	72
Accumulated deficit	(430,194)	(399,455)
Total stockholders' equity	154,684	151,151
Total liabilities and stockholders' equity	$269,807	$265,309

The accompanying notes are an integral part of these condensed financial statements.

Silk Road Medical, Inc.

Condensed Statements of Operations and Comprehensive Loss

(unaudited)

(in thousands, except share and per share data)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Revenue	$51,242	$45,298	$99,726	$85,429
Cost of goods sold	12,736	13,004	24,719	25,530
Gross profit	38,506	32,294	75,007	59,899
Operating expenses:
Research and development	11,883	10,780	22,543	21,213
Selling, general and administrative	43,818	35,830	84,593	69,913
Total operating expenses	55,701	46,610	107,136	91,126
Loss from operations	(17,195)	(14,316)	(32,129)	(31,227)
Interest income	2,321	2,434	4,792	4,721
Interest expense	(1,725)	(1,712)	(3,445)	(3,405)
Other income (expense), net	(4)	110	43	(33)
Net loss	(16,603)	(13,484)	(30,739)	(29,944)
Other comprehensive loss:
Unrealized loss on investments, net	(105)	(414)	(194)	(165)
Other comprehensive income loss	(105)	(414)	(194)	(165)
Comprehensive loss	$(16,708)	$(13,898)	$(30,933)	$(30,109)
Net loss per share, basic and diluted	$(0.42)	$(0.35)	$(0.78)	$(0.77)
Weighted average common shares used to compute net loss per share, basic and diluted	39,620,888	38,765,166	39,441,192	38,649,327

The accompanying notes are an integral part of these condensed financial statements.

Silk Road Medical, Inc.

Condensed Statements of Stockholders' Equity

(unaudited)

(in thousands, except share data)	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total
Balances at December 31, 2023	39,165,481	$39	$550,495	$(399,455)	$72	$151,151
Issuance of common stock upon vesting of restricted stock units	271,153	—	—	—	—	—
Stock-based compensation	—	—	10,359	—	—	10,359
Net loss	—	—	—	(14,136)	—	(14,136)
Unrealized loss on investments, net	—	—	—	—	(89)	(89)
Balances at March 31, 2024	39,436,634	39	560,854	(413,591)	(17)	147,285
Exercise of stock options	902,719	1	11,562	—	—	11,563
Issuance of common stock upon vesting of restricted stock units	59,836	—	—	—	—	—
Issuance of common stock under employee purchase plan	213,292	1	1,503	—	—	1,504
Stock-based compensation	—	—	11,040	—	—	11,040
Net loss	—	—	—	(16,603)	—	(16,603)
Unrealized loss on investments, net	—	—	—	—	(105)	(105)
Balances at June 30, 2024	40,612,481	$41	$584,959	$(430,194)	$(122)	$154,684

(in thousands, except share data)	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total
Balances at December 31, 2022	38,355,972	$38	$507,715	$(343,712)	$(166)	$163,875
Exercise of stock options	144,474	—	1,110	—	—	1,110
Issuance of common stock upon vesting of restricted stock units	207,995	1	—	—	—	1
Stock-based compensation	—	—	8,838	—	—	8,838
Net loss	—	—	—	(16,460)	—	(16,460)
Unrealized gain on investments, net	—	—	—	—	249	249
Balances at March 31, 2023	38,708,441	39	517,663	(360,172)	83	157,613
Exercise of stock options	32,483	—	232	—	—	232
Issuance of common stock upon release of restricted stock units	19,400	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	51,956	—	1,359	—	—	1,359
Stock-based compensation	—	—	10,199	—	—	10,199
Net loss	—	—	—	(13,484)	—	(13,484)
Unrealized loss on investments, net	—	—	—	—	(414)	(414)
Balances at June 30, 2023	38,812,280	$39	$529,453	$(373,656)	$(331)	$155,505

The accompanying notes are an integral part of these condensed financial statements.

Silk Road Medical, Inc.

Condensed Statements of Cash Flows

(unaudited)

(in thousands)	Six Months Ended
	June 30,
	2024	2023
Cash flows from operating activities
Net loss	$(30,739)	$(29,944)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	1,309	1,384
Stock-based compensation expense	21,399	19,037
Accretion of discounts on investments, net	(2,404)	(3,362)
Amortization of debt discount and debt issuance costs	117	114
Amortization of right-of-use asset	569	552
Non-cash interest expense	409	399
Loss on disposal of property and equipment	—	144
Provision for doubtful accounts receivable	—	19
Provision for excess and obsolete inventories	346	14
Changes in assets and liabilities:
Accounts receivable	(2,679)	(3,537)
Inventories	(152)	213
Prepaid expenses and other current assets	(7,192)	(619)
Other assets	108	(124)
Accounts payable	(2,218)	2,735
Accrued liabilities	3,268	(2,977)
Other liabilities	(846)	(811)
Net cash used in operating activities	(18,705)	(16,763)
Cash flows from investing activities
Purchases of property and equipment	(1,342)	(721)
Purchases of investments	(115,466)	(114,131)
Proceeds from maturity of investments	124,875	101,800
Net cash provided by (used in) investing activities	8,067	(13,052)
Cash flows from financing activities
Proceeds from issuance of common stock	13,067	2,702
Net cash provided by financing activities	13,067	2,702
Net change in cash and cash equivalents	2,429	(27,113)
Cash and cash equivalents, beginning of period	20,210	55,513
Cash and cash equivalents, end of period	$22,639	$28,400
Supplemental disclosure of cash flow information
Cash paid for interest	$2,919	$2,892
Noncash investing and financing activities:
Accounts payable and accrued liabilities for purchases of property and equipment	$235	$56
Right-of-use asset obtained in exchange for lease obligation	$—	$2,504

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

On June 17, 2024, the Company entered into an Agreement and Plan of Merger (the Merger Agreement), with Boston Scientific Corporation (Boston Scientific) and Seminole Merger Sub, Inc. (Merger Sub). The Merger Agreement provides that, subject to the terms and conditions set forth in the Merger Agreement, Merger Sub will merge with and into the Company (the Merger), with the Company continuing as the surviving corporation of the Merger and a wholly-owned subsidiary of Boston Scientific. Pursuant to the Merger Agreement, at the effective time of the Merger (the Effective Time), each share of the Company’s common stock outstanding immediately prior to the Effective Time (subject to certain customary exceptions specified in the Merger Agreement) will be cancelled and converted automatically into the right to receive $27.50 in cash, without interest, and subject to applicable taxes. The Merger Agreement contains customary covenants and agreements, including with respect to the operations of the business of the Company between signing and closing. The Merger is expected to close in the second half of 2024, subject to customary closing conditions, including approval by the Company’s stockholders and regulatory approvals.

The foregoing summary of the Merger Agreement and the transactions contemplated thereby does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Merger Agreement, which is filed as Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on June 18, 2024.

Other than as described under "Acquisition-Related Costs," the terms of the Merger Agreement did not impact the Company’s condensed financial statements for the three and six months ended June 30, 2024.

2.    Summary of Significant Accounting Policies

Basis of Preparation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, or U.S. GAAP, and applicable rules and regulations of the Securities and Exchange Commission, or SEC, regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP have been condensed or omitted, and accordingly the condensed balance sheet as of December 31, 2023, and related disclosures, have been derived from the audited financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements. These unaudited condensed financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for the fair statement of the Company’s condensed financial information. The results of operations for the three months and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any other interim period or for any other future year.

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

Silk Road Medical, Inc.

Notes to Condensed Financial Statements

(unaudited)

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

Fair Value of Financial Instruments

The Company has evaluated the estimated fair value of its financial instruments as of June 30, 2024 and December 31, 2023. The carrying amounts of certain of the Company’s financial instruments, which include accounts receivable, accounts payable and accrued liabilities approximate their respective fair values because of the short-term nature of these instruments. Management believes that its debt bears interest at the prevailing market rates for instruments with similar characteristics (Level 2 within the fair value hierarchy); accordingly, the carrying value of this instrument approximates its fair value.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents. Cash equivalents are recorded at fair value, based on quoted market prices. As of June 30, 2024 and December 31, 2023, the Company’s cash equivalents were entirely comprised of investments in money market funds.

Investments

Short-term and long-term investments consist of debt securities classified as available-for-sale. Short-term investment have original maturities greater than 90 days, but less than one year as of the balance sheet date. Long-term investments have maturities greater than one year as of the balance sheet date. All investments are recorded at fair value based on the fair value hierarchy. Unrealized gains and losses, deemed temporary in nature, are reported as a separate component of accumulated other comprehensive income (loss). Realized gains and losses are included in earnings and are derived based on the specific-identification method for determining the costs of investments sold and were insignificant for the three and six months ended June 30, 2024 and 2023. Amortization of premiums and accretion of discounts are reported as a component of interest income.

A decline in the fair value of any security below cost that is deemed other than temporary results in a charge to earnings and the corresponding establishment of a new cost basis for the investment. The Company evaluates the securities in an unrealized loss position for expected credit losses by considering factors such as historical experience, market data, issuer-specific factors, current economic conditions and credit ratings. The Company did not recognize any credit losses on its available-for-sale securities during the three and six months ended June 30, 2024 and 2023.

Concentration of Credit Risk, and Other Risks and Uncertainties

Financial instruments that potentially subject the Company to credit risk consist of cash and cash equivalents, investments and accounts receivable to the extent of the amounts recorded on the balance sheet. Cash, cash equivalents, and investments are deposited in financial institutions which, at times, may be in excess of federally insured limits. Cash equivalents are invested in highly rated money market funds. The Company invests in a variety of financial instruments, such as, but not limited to, commercial paper, corporate bonds/notes, U.S. government securities, U.S. treasury bills, agency bonds/notes and, by policy, limits the amount of credit exposure with any one financial institution or commercial issuer. The Company has not experienced any material losses on its deposits of cash and cash equivalents or investments during the three and six months ended June 30, 2024 and 2023.

The Company’s cash and cash equivalents are held by two major financial institutions in the U.S. Deposits in these banks may exceed the federally insured limits or any other insurance provided on such deposits, if any.

As of June 30, 2024 and December 31, 2023, a portion of the Company’s cash and cash equivalents was maintained with Silicon Valley Bank, a division of First Citizens Bank, or SVB. Substantially all of the Company’s cash equivalents and

Silk Road Medical, Inc.

Notes to Condensed Financial Statements

(unaudited)

investments reside in a custodial account held by a third party, in which SVB Asset Management is the advisor. As of the issuance date of these financial statements, the Company has not experienced any losses on its deposits.

The Company’s accounts receivable are due from a variety of hospitals and medical centers in the United States. As of June 30, 2024 and December 31, 2023, no customer represented 10% or more of the Company’s accounts receivable. For the three and six months ended June 30, 2024 and 2023, there were no customers that represented 10% or more of revenue.

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

Silk Road Medical, Inc.

Notes to Condensed Financial Statements

(unaudited)

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

As of June 30, 2024 and December 31, 2023, the Company recorded $300,000 and $227,000, respectively, of unbilled receivables, which are included in accounts receivable, net on the condensed balance sheet, as the Company has an unconditional right to payment as of the end of the applicable period.

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

Acquisition-related Costs

Acquisition-related costs, which consists of advisory, legal, accounting, valuation and other professional or consulting fees related to the Merger Agreement with Boston Scientific, are expensed as incurred and included within selling, general and administrative expenses in the condensed statements of operations and comprehensive loss for the three and six months ended June 30, 2024.

Silk Road Medical, Inc.

Notes to Condensed Financial Statements

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

Income Taxes

The Company accounts for income taxes under the liability method, whereby deferred tax assets and liabilities are determined based on the difference between the book basis and tax basis of assets and liabilities using the enacted tax rates in effect for the year in which the differences are expected to affect taxable income. A valuation allowance is established when necessary to reduce deferred tax assets to the amounts expected to be realized. As the Company has historically incurred operating losses, it has established a full valuation allowance against its net deferred tax assets, and there is no provision for income taxes.

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

Comprehensive Loss

Comprehensive loss consists of net loss and changes in unrealized gains and losses on investments classified as available-for-sale. For the three and six months ended June 30, 2024 and 2023, the Company’s unrealized gains and losses on available-for-sale investments represent the only component of other comprehensive loss that are excluded from the reported net loss and that are presented in the condensed statements of operations and comprehensive loss. Accumulated other comprehensive income (loss) is presented in the accompanying condensed balance sheets as a component of stockholders' equity.

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

Silk Road Medical, Inc.

Notes to Condensed Financial Statements

(unaudited)

was in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share as the inclusion of all potential dilutive common shares would have been anti-dilutive.

Net loss per share was determined as follows (in thousands, except share and per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net loss	$(16,603)	$(13,484)	$(30,739)	$(29,944)
Weighted average common stock outstanding used to compute net loss per share, basic and diluted	39,620,888	38,765,166	39,441,192	38,649,327
Net loss per share, basic and diluted	$(0.42)	$(0.35)	$(0.78)	$(0.77)

The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted average shares outstanding because such securities have an antidilutive impact due to the Company's net loss:

	June 30,
	2024	2023
Common stock options	2,687,989	3,668,825
Restricted stock units and performance stock units	4,595,401	1,749,463
Total	7,283,390	5,418,288

Segment and Geographical Information

The Company operates and manages its business as one reportable and operating segment. The Company’s chief executive officer, who is the chief operating decision maker, reviews financial information on an aggregate basis for purposes of allocating resources and evaluating financial performance. Primarily all of the Company’s long-lived assets are based in the United States. Long-lived assets are comprised of property and equipment. All of the Company’s revenue was in the United States for the three and six months ended June 30, 2024 and 2023, based on the shipping location of the external customer.

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

The following tables set forth by level within the fair value hierarchy the Company’s assets that are reported at fair value as of June 30, 2024 and December 31, 2023, using the inputs defined above (in thousands):

	June 30, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$20,805	$—	$—	$20,805
U.S. treasury bills	11,799	—	—	11,799
Commercial paper	—	4,985	—	4,985
Corporate bonds/notes	—	33,716	—	33,716
U.S. government securities	—	99,547	—	99,547
Agency bonds/notes	—	13,475	—	13,475
Total	$32,604	$151,723	$—	$184,327

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

There were no transfers between fair value hierarchy levels during the three and six months ended June 30, 2024 and 2023.

5.    Balance Sheet Components

Investments

The fair value of the Company’s available-for-sale investments as of June 30, 2024 and December 31, 2023 are as follows (in thousands):

	June 30, 2024
		Gross Unrealized		Estimated
	Amortized Cost	Gains	Losses	Fair Value
Money market funds	$20,805	$—	$—	$20,805
U.S. treasury bills	11,799	1	(1)	11,799
Commercial paper	4,988	—	(3)	4,985
Corporate bonds/notes	33,736	5	(25)	33,716
U.S. government securities	99,635	—	(88)	99,547
Agency bonds/notes	13,486	—	(11)	13,475
Total	$184,449	$6	$(128)	$184,327

Classified as:
Cash equivalents				$20,805
Short-term investments				149,344
Long-term investments				14,178
Total				$184,327

	December 31, 2023
		Gross Unrealized		Estimated
	Amortized Cost	Gains	Losses	Fair Value
Money market funds	$19,483	$—	$—	$19,483
U.S. treasury bills	11,896	3	—	11,899
Commercial paper	33,160	5	(15)	33,150
Corporate bonds/notes	39,398	55	(15)	39,438
U.S. government securities	17,501	55	—	17,556
Agency bonds/notes	68,693	27	(43)	68,677
Total	$190,131	$145	$(73)	$190,203

Classified as:
Cash equivalents				$19,483
Short-term investments				161,264
Long-term investments				9,456
Total				$190,203

The following table summarizes the fair value of the Company’s cash equivalents, and available-for-sale investments classified by maturity as of June 30, 2024 and December 31, 2023 (in thousands):

June 30,	December 31,

Silk Road Medical, Inc.

Notes to Condensed Financial Statements

(unaudited)

	2024	2023
Amounts maturing within one year	$170,149	$180,747
Amounts maturing after one year through two years	14,178	9,456
Total	$184,327	$190,203

Available-for-sale investments held as of June 30, 2024 had a weighted average days to maturity of 202 days.

The following table presents the Company’s available-for-sale investments that were in an unrealized loss position for less than twelve months as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024		December 31, 2023
Assets:	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. treasury bills	$4,977	$(1)	$—	$—
Commercial paper	4,985	(3)	19,684	(15)
Corporate bonds/notes	27,280	(25)	21,842	(15)
U.S. government securities	99,188	(88)	—	—
Agency bonds/notes	13,329	(11)	48,964	(43)
Total	$149,759	$(128)	$90,490	$(73)

There were no available-for-sale investments in an unrealized loss position greater than twelve months as of June 30, 2024, and December 31, 2023.

Inventories

Components of inventories were as follows (in thousands):

	June 30,	December 31,
	2024	2023
Raw materials	$4,967	$6,512
Finished products	24,715	23,364
Total inventories	$29,682	$29,876

As of June 30, 2024 and December 31, 2023, there were no work-in-process inventories.

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2024	2023
Accrued payroll and related expenses	$19,813	$17,113
Accrued professional services	2,053	326
Operating lease liability	1,760	1,703
Accrued travel expenses	1,055	944
Provision for sales returns	579	500
Accrued interest payable	501	517
Accrued administration fees and sales rebates	460	405
Accrued royalty expense	452	405
Accrued clinical expenses	339	256
Deferred revenue	270	143
Accrued other expenses	597	2,295
Total accrued liabilities	$27,879	$24,607

6.    Long-term Debt

In May 2022, the Company entered into a Loan and Security Agreement, or Loan Agreement, with Oxford Finance LLC and its agents, or Oxford Finance, which provides for a $225,000,000 loan facility, comprised of a $25,000,000 secured revolving credit facility and a $200,000,000 secured term loan facility. The term loans are available in three tranches. The

Silk Road Medical, Inc.

Notes to Condensed Financial Statements

(unaudited)

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

Also in May 2022, the Company borrowed the first $75,000,000 tranche of the term loan and used a portion of the proceeds to pay off and terminate the prior term loan agreement with Stifel Bank totaling $49,181,000, which included a final interest payment of $181,000. The Company recognized a loss on debt extinguishment of $245,000 in connection with the early termination of its prior term loan agreement with Stifel Bank. Concurrent with the Stifel Bank term loan agreement, the Company entered into a Success Fee Agreement in October 2020 which survives the Stifel Bank term loan repayment and requires the Company to pay Stifel Bank $367,500 in the event the Company completes a Liquidity Event (liquidation, merger, sale of the Company or change in control) prior to the Success Fee Agreement termination date of October 29, 2025. The Success Fee Agreement obligation has not been recognized as a liability as of June 30, 2024.

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

Silk Road Medical, Inc.

Notes to Condensed Financial Statements

(unaudited)

As of June 30, 2024, the aggregate outstanding principal balance under the term loan facility was $75,000,000 with the variable interest rate capped at the maximum rate of 7.50%, and no amounts were outstanding under the revolving credit facility of the Loan Agreement. As of June 30, 2024, the Company was in compliance with all applicable financial covenants.

Future payments under the Oxford Finance term loan agreement as of June 30, 2024 are as follows (in thousands):

Period Ending December 31:	Amount
2024	$2,875
2025	5,703
2026	45,699
2027	34,517
88,794
Add: Accretion of closing fees	1,733
90,527
Less: Amount representing interest	(13,794)
Less: Amount representing debt discount and debt issuance costs	(586)
Present value of minimum payments	$76,147

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

Balance sheet information as of June 30, 2024 and December 31, 2023 consists of the following (in thousands):

	June 30,	December 31,
Operating Lease:	2024	2023
Operating lease right-of-use assets in other non-current assets	$5,920	$6,489
Operating lease liabilities in accrued liabilities	$1,760	$1,703
Operating lease liabilities in other liabilities	6,561	7,304
Total operating lease liabilities	$8,321	$9,007

The following table summarizes the Company’s operating lease payments as of June 30, 2024 (in thousands):

Period Ending December 31:	Amount
2024	$990
2025	2,130
2026	2,255
2027	2,068
2028 and thereafter	2,390
Total lease payments	$9,833
Less: imputed interest	(1,512)
Present value of lease liabilities	$8,321

Silk Road Medical, Inc.

Notes to Condensed Financial Statements

(unaudited)

Purchase Obligations

Purchase obligations consist of agreements to purchase goods and services entered into in the ordinary course of business. As of June 30, 2024, the Company had non-cancellable purchase obligations to suppliers of $26,553,000. In addition, the Company has minimum purchase commitments under its amended supply agreement with Cordis from July 2025 through February 2029 which require a specified minimum volume commitment based on the actual units purchased during the prior year period from July 1 through June 30, with the unit purchase price dependent upon annual volume during the same prior year period.

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

The Company indemnifies each of its directors and officers for certain events or occurrences, subject to certain limits, while the director or officer is or was serving at the Company’s request in such capacity, as permitted under Delaware law and in accordance with its certificate of incorporation and bylaws. The term of the indemnification period lasts as long as a director or officer may be subject to any proceeding arising out of acts or omissions of such director or officer in such capacity. The maximum amount of potential future indemnification is unlimited; however, the Company currently holds director and officer liability insurance. The Company believes that the fair value of these indemnification obligations is minimal. Accordingly, the Company has not recognized any liabilities relating to these obligations as of June 30, 2024.

Contingencies

The Company is not involved in any pending legal proceedings that it believes could have a material adverse effect on its financial condition, results of operations or cash flows. From time to time, the Company may pursue litigation to assert its legal rights and such litigation may be costly and divert the efforts and attention of its management and technical personnel which could adversely affect its business. The Company accrues a liability for such matters when it is probable that future expenditures will be made, and such expenditures can be reasonably estimated. There were no contingent liabilities requiring accrual as of June 30, 2024 and December 31, 2023.

8.    Stock-Based Compensation Plans

As of June 30, 2024, the Company has reserved 9,518,753 shares of common stock for issuance under the 2019 Equity Incentive Plan, or the 2019 Plan.

A summary of the shares available for issuance under the 2019 Plan is as follows:

Number of Shares
Balances, December 31, 2023	532,627
Authorized	1,566,619
Allowance for PSU for overperformance	(111,641)
Granted / Awarded	(1,440,850)
Cancelled	92,633
Balances, June 30, 2024	639,388

Silk Road Medical, Inc.

Notes to Condensed Financial Statements

(unaudited)

Stock option activity under the Company’s 2007 Stock Option Plan, 2015 Equity Incentive Plan and 2019 Plan is set forth below:

	Options Outstanding
	Number of	Weighted Average	Weighted Average Remaining Contractual Term	Aggregate Intrinsic
	Shares	Exercise Price	(Years)	Value
Balances, December 31, 2023	3,632,684	$25.02	5.52	$7,942,439
Options granted	—	$—
Options exercised	(902,719)	$12.81
Options cancelled	(41,976)	$43.44
Balances, June 30, 2024	2,687,989	$28.83	5.48	$19,739,721
Vested and exercisable at June 30, 2024	2,402,939	$27.32	5.23	$19,739,721
Vested and expected to vest at June 30, 2024	2,687,989	$28.83	5.48	$19,739,721

The aggregate intrinsic value of options exercised during the six months ended June 30, 2024 was $12,689,000. The aggregate intrinsic value is calculated as the difference between the exercise prices of the underlying options and the estimated fair value of the common stock on the date of exercise.

Restricted Stock Units

Restricted stock units, or RSUs, are granted under the 2019 Plan and generally vest over four years in annual equal increments. A summary of RSU activity for the three months ended June 30, 2024 is as follows:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Balances, December 31, 2023	2,726,972	$26.02
Awards granted	1,329,209	$17.53
Awards vested	(330,989)	$41.23
Awards canceled	(50,657)	$34.56
Balances, June 30, 2024	3,674,535	$22.05
Expected to vest at June 30, 2024	3,674,535	$22.05

Performance Stock Units

Performance stock units, or PSUs, are granted under the 2019 Plan and generally vest over three years. A summary of PSU activity for the three and six months ended June 30, 2024 is as follows:

	Number of Performance Stock Units	Weighted Average Grant Date Fair Value
Balances, December 31, 2023	809,225	$27.86
Awards granted	111,641	$28.71
Awards vested	—	$—
Awards canceled	—	$—
Balances, June 30, 2024	920,866	$27.96
Expected to vest at June 30, 2024	920,866	$27.96

Silk Road Medical, Inc.

Notes to Condensed Financial Statements

(unaudited)

The number of awards granted and the number of shares expected to vest in the table above as of June 30, 2024 reflect the performance and vesting of PSUs at 100% of the target value of shares granted.

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

2019 Employee Stock Purchase Plan

As of June 30, 2024, 679,244 shares of common stock have been issued to employees participating in the 2019 Employee Stock Purchase Plan, or the ESPP, and 1,534,825 shares were available for future issuance under the ESPP.

Stock-Based Compensation

The following table summarizes the total stock-based compensation expense included in the condensed statements of operations and comprehensive loss for all periods presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Cost of goods sold	$457	$444	$896	$834
Research and development expenses	2,179	1,943	4,298	3,576
Selling, general and administrative expenses	8,404	7,811	16,205	14,627
Total stock-based compensation expense	$11,040	$10,198	$21,399	$19,037

As of June 30, 2024, there was total unrecognized compensation costs of $3,264,000 related to stock options expected to be recognized over a period of approximately 1.45 years, a total of $77,957,000 of unrecognized compensation costs related to unvested RSUs and PSUs expected to be recognized over a period of approximately 2.66 years and $451,000 of unrecognized compensation costs related to the ESPP, which the Company will recognize over 0.39 years.

9.    401(k) Plan

The Company has a qualified retirement plan under section 401(k) of the Internal Revenue Code, or the IRC, under which participants may contribute up to 90% of their eligible compensation, subject to maximum deferral limits specified by the IRC. The Company may make a discretionary matching contribution to the 401(k) plan and may make a discretionary employer contribution to each eligible employee each year. The Company matches employees' contributions to the 401(k) plan at 50% of the first 6% of compensation deferred to the 401(k) plan. The Company's matching contributions were $567,000 and $533,000 for the three months ended June 30, 2024 and 2023, respectively, and $1,345,000 and $1,216,000 for the six months ended June 30, 2024 and 2023, respectively.

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

We began commercializing our products in the United States in late 2015. TCAR is reimbursed based on established CPT codes and ICD-10 codes related to carotid stenting that track to MS-DRG classifications. We expanded our product portfolio with the full market release of our ENROUTE Enflate Transcarotid RX Balloon Dilation Catheter in the second quarter of 2023. More recently, during the first quarter of 2024, we initiated the full market release of our Tapered ENROUTE Transcarotid Stent System, which provides greater choice for physicians to address the diversity of patient specific anatomy. In the second quarter of 2024, we initiated the full market release of our next generation neuroprotection system, or ENROUTE NPS PLUS, which is designed to support additional ease-of-use and further minimize the risk for complications. More than 100,000 TCAR procedures have been performed to date.

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

•Prior to furnishing CAS, the practitioner must engage in a shared decision-making interaction with the beneficiary, which must include:

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

We designed our U.S. commercial strategy and built our direct sales force with a particular focus on vascular surgery practices. Vascular surgeons are skilled in endovascular procedures, and our sales and marketing efforts are focused on driving adoption and supporting their practice development by offering them an innovative, safe, effective and minimally-invasive alternative for treating carotid artery disease. We also market to other specialists with experience in CEA or CAS with the appropriate skill set for TCAR, including neurosurgeons, cardiothoracic surgeons and non-surgical interventionalists in radiology, neuroradiology and cardiology. We also work on developing strong relationships with physicians and hospitals that we have identified as key opinion leaders. We consider the hospitals and medical centers where the procedure is performed to be our customers, as they typically are responsible for purchasing our products. Recently, we have seen the benefits of a rising tide of awareness across physicians adopting TCAR, their referring physicians, and patients themselves as we believe referring physicians and patients have become more likely to recommend or seek out providers who offer the most patient-friendly solutions. Our sales and marketing efforts are primarily focused on leveraging our broad commercial footprint to drive utilization across our trained physician base. This includes onboarding and training new sales, sales management, and other field professionals to expand and align our territories and increase touch points with our customers. During 2023, we expanded our sales and marketing infrastructure, including the number of sales personnel and sales territories, to help us drive and support revenue growth. These changes naturally resulted in some sales disruption, which disruption adversely affected our revenue in various periods throughout 2023 and through the first half of 2024. As a result of the expansion of coverage in NCD 20.7 and CMS’s stated goals for broader patient access and shared decision-making and as TCAR expands and its awareness expands with it, we are increasingly focusing our marketing efforts on patient education and increasing awareness about the benefits of TCAR among physicians who refer patients for treatment of CAD.

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

Proposed Acquisition by Boston Scientific

On June 17, 2024, we entered into an Agreement and Plan of Merger (the Merger Agreement), with Boston Scientific Corporation (Boston Scientific) and Seminole Merger Sub, Inc. (Merger Sub). The Merger Agreement provides that, subject to the terms and conditions set forth in the Merger Agreement, Merger Sub will merge with and into the Company (the Merger), with the Company continuing as the surviving corporation of the Merger and a wholly-owned subsidiary of Boston Scientific. Pursuant to the Merger Agreement, at the effective time of the Merger (the Effective Time), each share of our common stock outstanding immediately prior to the Effective Time (subject to certain customary exceptions specified in the Merger Agreement) will be cancelled and converted automatically into the right to receive $27.50 in cash, without interest, and subject to applicable taxes. The Merger Agreement contains customary covenants and agreements, including with respect to the operations of our business between signing and closing. The Merger is expected to close in the second half of 2024, subject to customary closing conditions, including approval by our stockholders and regulatory approvals.

The Merger Agreement includes customary termination rights for the Company and Boston Scientific. Upon termination of the Merger Agreement in certain circumstances, we will be required to pay Boston Scientific a termination fee of $37.9 million.

The foregoing summary of the Merger Agreement and the transactions contemplated thereby does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Merger Agreement, which is filed as Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on June 18, 2024.

Additionally, we have incurred transaction-related costs of approximately $4.4 million as of June 30, 2024.

Components of our Results of Operations

Revenue

We currently derive all of our revenue from the sale of our portfolio of TCAR products to hospitals and medical centers in the United States. Each of our products is purchased individually, and the majority of our revenue is derived from sales of the ENROUTE NPS, ENROUTE NPS PLUS and our ENROUTE stents. No single customer accounted for 10% or more of our revenue during the three and six months ended June 30, 2024 and 2023. Key performance indicators that drive our revenue include the number of procedures, the number of active sales territories, the number of trained physicians certified to perform TCAR, the number of hospital accounts that perform our procedures, the number of procedures per physician or hospital account, revenue per procedure, introduction of new products and related stocking orders, product mix and average selling prices for our products. We expect our revenue to continue to increase in the future through increased adoption of TCAR and as a result of the introduction of new products and international expansion. However, any decreases in our key performance indicators could have a negative impact on our future revenue, as could other factors, such as price pressures, increased labor costs, labor and staffing shortages, hospital capacity and patient behavior caused by COVID-19 or as a result of general macroeconomic factors, and increased competition. In addition, we have expanded our sales and marketing infrastructure, including a number of sales personnel and sales territories, to help us drive and support revenue growth. These changes have naturally resulted in some sales disruption, which disruption adversely affected our revenue in various periods throughout 2023 and through the first half of 2024.

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

We expect our gross margin to increase over the long-term as our production and ordering volumes increase and as we spread the fixed portion of our overhead costs over a larger number of units produced, potentially offset by inflationary pressures and investments in additional operational infrastructure in both our California and Minnesota facilities. Specifically, we have and may continue to experience inflationary and price pressures and increased labor costs and labor and staffing shortages affecting the cost of the components for our TCAR products and the wages that we pay our employees, as well as the wages our vendors pay their employees, due to challenging labor market conditions. We continue to expect a modest improvement in the full year 2024 gross margins over 2023. We intend to use our design, engineering and manufacturing know-how and capabilities to further advance and improve the efficiency of our manufacturing processes, which we believe will reduce costs and have a positive long-term impact on our gross margin. However, our gross margin could fluctuate from quarter to quarter as we introduce new products, execute certain manufacturing engineering projects, adopt new manufacturing processes and technologies, and expand our distribution operations and infrastructure to support our planned long-term growth and risk mitigation.

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

Results of Operations:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(in thousands)	2024	2023	Change	% Change	2024	2023	Change	% Change
Revenue	$51,242	$45,298	$5,944	13%	$99,726	$85,429	$14,297	17%
Cost of goods sold	12,736	13,004	(268)	-2%	24,719	25,530	(811)	-3%
Gross profit	38,506	32,294	6,212	19%	75,007	59,899	15,108	25%
Operating expenses:
Research and development	11,883	10,780	1,103	10%	22,543	21,213	1,330	6%
Selling, general and administrative	43,818	35,830	7,988	22%	84,593	69,913	14,680	21%
Total operating expenses	55,701	46,610	9,091	20%	107,136	91,126	16,010	18%
Loss from operations	(17,195)	(14,316)	(2,879)	20%	(32,129)	(31,227)	(902)	3%
Interest income (expense), net	596	722	(126)	-17%	1,347	1,316	31	2%
Other income (expense), net	(4)	110	(114)	-104%	43	(33)	76	-230%
Net loss	$(16,603)	$(13,484)	$(3,119)	23%	$(30,739)	$(29,944)	$(795)	3%

Comparison of Three Months Ended June 30, 2024 and 2023

Revenue. Revenue increased $5.9 million, or 13%, to $51.2 million during the three months ended June 30, 2024, compared to the three months ended June 30, 2023. The increase in revenue was attributable to an increase in the number of products sold as physicians performed more TCAR procedures and as we leveraged our increased sales territories, increased the number of new accounts, and trained more physicians in TCAR. In addition, revenue for the three months ended June 30, 2024 continued to benefit from our tapered ENROUTE stent launch as select accounts placed initial stocking orders to establish inventory across size variations.

Cost of Goods Sold and Gross Margin. Cost of goods sold decreased $0.3 million, or 2%, to $12.7 million during the three months ended June 30, 2024, compared to the three months ended June 30, 2023. Gross margin for the three months ended June 30, 2024 increased to 75%, compared to 71% in the three months ended June 30, 2023. Gross margin continued to benefit from favorable purchase price variances during part of the current year period. The current year period also benefited from lower scrap and shipping charges and efficiencies from streamlined production processes.

Research and Development Expenses. R&D expenses increased $1.1 million, or 10%, to $11.9 million during the three months ended June 30, 2024, compared to the three months ended June 30, 2023. The increase in R&D expenses was driven primarily by growth in personnel, including specifically, an increase of $1.2 million in personnel-related expenses, including stock-based compensation, as a result of increased headcount, and an increase of $0.1 million in product development costs, partially offset by a decrease in outside services costs of $0.2 million.

Selling, General and Administrative Expenses. SG&A expenses increased $8.0 million, or 22%, to $43.8 million during the three months ended June 30, 2024, compared to the three months ended June 30, 2023. The increase in SG&A expenses was driven primarily by an increase of $4.5 million in consulting and professional fees, of which $4.4 million were acquisition related costs. The remaining increase was due primarily to an expanded sales team compared to the prior year period and commercial efforts during the current year period, including specifically, an increase of $3.2 million in payroll and personnel-related expenses and an increase of $0.3 million in software-related costs. Personnel-related expenses included stock-based compensation expense of $8.4 million and $7.8 million for the three months ended June 30, 2024 and 2023, respectively.

Interest Income (Expense), Net. Interest income (expense), net decreased $0.1 million, or 17%, to income of $0.6 million during the three months ended June 30, 2024, compared to income of $0.7 million during the three months ended June 30, 2023. This decrease in net interest income was attributable to a lower weighted average cash, cash equivalents and investment balances during the current year period compared to the three months ended June 30, 2023.

Other Income (Expense), Net. Other income (expense) net decreased to an expense of $4,000 during the three months ended June 30, 2024, compared to income of $0.1 million during the three months ended June 30, 2023. Net other income in the prior year period was attributable to amounts received under a job creation fund.

Comparison of Six Months Ended June 30, 2024 and 2023

Revenue. Revenue increased $14.3 million, or 17%, to $99.7 million during the six months ended June 30, 2024, compared to the six months ended June 30, 2023. The increase in revenue was attributable to an increase in the number of products sold as physicians performed more TCAR procedures and as we leveraged our increased sales territories, increased the number of new accounts, and trained more physicians in TCAR. In addition, revenue for the six months ended June 30, 2024 benefitted from our tapered ENROUTE stent launch as select accounts placed initial stocking orders to establish inventory across size variations.

Cost of Goods Sold and Gross Margin. Cost of goods sold decreased $0.8 million, or 3%, to $24.7 million during the six months ended June 30, 2024, compared to the six months ended June 30, 2023. Gross margin for the six months ended June 30, 2024 increased to 75%, compared to 70% in the six months ended June 30, 2023. Gross margin in the current year period benefitted from favorable purchase price variances, and lower scrap and shipping charges; whereas gross margin in the prior year period was adversely impacted by unfavorable production variances due to lower than planned production levels as production rework was being completed.

Research and Development Expenses. R&D expenses increased $1.3 million, or 6%, to $22.5 million during the six months ended June 30, 2024, compared to the six months ended June 30, 2023. The increase in R&D expenses was driven primarily by growth in personnel, including specifically, an increase of $2.6 million in personnel-related expenses, including stock-based compensation, as a result of increased headcount, partially offset by a decrease in product development costs of $0.9 million and decreases in outside services and in clinical and regulatory expenses.

Selling, General and Administrative Expenses. SG&A expenses increased $14.7 million, or 21%, to $84.6 million during the six months ended June 30, 2024, compared to the six months ended June 30, 2023. This increase was due primarily to an expanded sales team compared to the prior year period and commercial efforts during the current year period, including specifically, an increase of $9.4 million in payroll and personnel-related expenses, an increase of $4.5 million in consulting and professional fees, of which $4.4 million were acquisition related costs, an increase of $0.6 million in travel-related costs, an increase of $0.5 million in software-related costs and an increase of $0.4 million in our marketing and tradeshow expenses. These increases were partially offset by decreases in the allocated costs of facilities and other related expenses. Personnel-related expenses included stock-based compensation expense of $16.2 million and $14.6 million for the six months ended June 30, 2024 and 2023, respectively.

Interest Income (Expense), Net. There was no significant change in interest income (expense), net, which was $1.3 million during each of the six months ended June 30, 2024 and 2023.

Other Income (Expense), Net. There was no significant change in other income (expense), net during the six months ended June 30, 2024, compared to the six months ended June 30, 2023.

Liquidity and Capital Resources

Sources of Liquidity

To date, our principal sources of liquidity have been net proceeds from sales of our common stock in public offerings, private sales of our equity securities and debt financings, as well as revenue from product sales, which we expect to be our primary source of future liquidity, and to a lesser extent, proceeds from stock option exercises and employee stock purchase plan purchases. As of June 30, 2024, we had cash, cash equivalents and investments of $186.2 million, $75.0 million outstanding principal in term loans, an additional $125.0 million in available but unused term loans, and $25.0 million in availability under a revolving credit facility with Oxford Finance LLC and its agent, or Oxford Finance.

On May 27, 2022, we entered into a Loan and Security Agreement, or Loan Agreement, with Oxford Finance, which provides for a $225.0 million loan facility, comprised of a $25.0 million secured revolving credit facility and a $200.0 million secured term loan facility. We concurrently drew down $75.0 million under the term loan facility and used a portion of the proceeds to pay off outstanding amounts under and terminate our prior loan agreement with Stifel Bank. The term loans are available in three tranches. Upon our request, the revolving credit facility will be increased from $25.0 million to $50.0 million. The revolving loans are available subject to a borrowing base equal to 85% of eligible receivables plus 50% of eligible inventory, up to the lesser of 40% of the borrowing base or $10.0 million in the case of eligible inventory. As of June 30, 2024, there were no amounts outstanding under the $25.0 million secured revolving credit facility.

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

Any revolving loans under the Loan Agreement accrue interest at the greater of 1-month Secured Overnight Financing Rate, or SOFR, or the Index Rate, and 0.85%, plus a margin of 3.00%. The term loans accrue interest at the greater of the Index Rate and 0.85%, plus a margin of 5.00%. The Index Rate is capped at 2.50% for purposes of the Loan Agreement. Interest on both revolving loans and term loans is payable monthly in arrears. As of June 30, 2024, the aggregate outstanding principal balance under the term loan facility was $75.0 million with the variable interest rate capped at the maximum rate of 7.50%, and no amounts were outstanding under the revolving credit facility of the Loan Agreement. As of June 30, 2024, we were in compliance with all applicable financial covenants under the Loan Agreement.

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

Cash Flows

The following table summarizes our cash flows for each of the periods presented below:

	Six Months Ended
	June 30,
(in thousands)	2024	2023
Net cash (used in) provided by:
Operating activities	$(18,705)	$(16,763)
Investing activities	8,067	(13,052)
Financing activities	13,067	2,702
Net increase (decrease) in cash and cash equivalents	$2,429	$(27,113)

Net Cash Used in Operating Activities

Net cash used in operating activities for the six months ended June 30, 2024 was $18.7 million, consisting of a net loss of $30.7 million and non-cash charges of $21.7 million, partially offset by a net change in net operating assets of $9.7 million. The change in net operating assets was primarily due to increases in accounts receivable and inventories, prepaid expenses and other current assets and accrued liabilities, a decrease in other assets, and decreases in accounts payable and other liabilities due to timing of payments. The non-cash charges primarily consisted of stock-based compensation, as well as depreciation and amortization, amortization of right-of-use assets, non-cash interest expense, amortization of debt discount and debt issuance costs, and a provision for excess and obsolete inventories, partially offset by the accretion of discounts on investments.

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

Net Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities for the six months ended June 30, 2024 was $8.1 million, consisting of maturities of investments of $124.9 million, partially offset by purchases of investments of $115.5 million and purchases of property and equipment of $1.3 million.

Net cash used in investing activities for the six months ended June 30, 2023 was $13.1 million, consisting of purchases of investments of $114.0 million and purchases of property and equipment of $0.7 million, partially offset by maturities of investments of $101.8 million.

Net Cash Provided by Financing Activities

Net cash provided by financing activities in the six months ended June 30, 2024 was $13.1 million consisting of proceeds from stock option exercises and purchases under our employee stock purchase plan.

Net cash provided by financing activities for the six months ended June 30, 2023 was $2.7 million consisting of proceeds from stock option exercises and purchases under our employee stock purchase plan.

Contractual Obligations and Commitments

In connection with the proposed Merger with Boston Scientific, the Company expects to incur additional liabilities, which primarily represents transaction fees that are contingent upon the consummation of the Merger.

There have been no other material changes to our contractual obligations from those described in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 28, 2024.

Critical Accounting Policies and Estimates

There have been no significant and material changes in our critical accounting policies during the three and six months ended June 30, 2024, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Conditions and Results of Operations - Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 28, 2024.

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

We had cash, cash equivalents and investments of $186.2 million as of June 30, 2024, which consisted of bank deposits, money market funds, U.S. treasury bills, U.S. government securities, commercial paper, corporate bonds/notes, and agency bonds/notes. The primary objectives of our investment activities are the preservation of capital and support of our liquidity requirements. We place our cash, cash equivalents, and investments with high-quality financial institutions and have established investment guidelines relative to diversification and maturities designed to maintain safety and liquidity. Our investments are exposed to market risk due to fluctuations in interest rates, which may affect our income and the fair market value of our investments. If interest rates rise, the market value of our investments may decline, which could result in a realized loss if we sell an investment before its scheduled maturity.

We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. A hypothetical 10% change in interest rates would not have a material impact on the value of our cash and cash equivalents or our investments as of June 30, 2024. While we believe our cash, cash equivalents, and investments do not contain excessive risk, we cannot provide absolute assurance that, in the future, our investments will not be subject to adverse changes in market value.

We are also subject to interest rate risk from variable interest rates applicable to borrowings under our Loan Agreement in light of the variable interest rates thereunder. Any revolving loans under the Loan Agreement accrue interest at the greater of 1-month SOFR, or the Index Rate, and 0.85%, plus a margin of 3.00%. The term loans accrue interest at the greater of the Index Rate and 0.85%, plus a margin of 5.00%. The Index Rate is capped at 2.50% for purposes of the Loan Agreement. As of June 30, 2024, the aggregate outstanding principal balance under the term loan facility was $75,000,000 with the variable interest rate capped at the maximum rate of 7.50% and no amounts were outstanding under the revolving credit facility.

Credit Risk

Our cash and cash equivalents are held by two major financial institutions in the U.S. Deposits in these banks may exceed the federally insured limits or any other insurance provided on such deposits, if any.

As of June 30, 2024 and December 31, 2023, a portion of our cash and cash equivalents was maintained with Silicon Valley Bank, a division of First Citizens Bank, or SVB. Substantially all of our cash equivalents and investments reside in a custodial account held by a third party, in which SVB Asset Management is the advisor. As of the issuance date of the financial statements included in this report, we have not experienced any losses on our deposits and all of our cash deposited with SVB has been accessible to us. Given the continued potential instability of financial institutions, we cannot provide assurance that we will not experience losses on these deposits.

As of June 30, 2024, our cash equivalents and investments are invested in highly rated money market funds, U.S. treasury bills, U.S. government securities, commercial paper, corporate bonds/notes, and agency bonds/notes. Uncertain financial markets, or a U.S. sovereign default or threat thereof, could result in a tightening in the credit markets, a reduced level of liquidity in many financial markets, and extreme volatility in fixed income and credit markets. The credit ratings of securities in our investments could deteriorate and may have an adverse impact on the carrying value of these investments.

Our accounts receivable primarily relate to revenue from the sale of our products to hospitals and medical centers in the United States. No customer represented 10% or more of our accounts receivable as of June 30, 2024 or December 31, 2023.

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

Risks Related to Our Pending Acquisition by Boston Scientific

•The announcement and pendency of our Merger Agreement with Boston Scientific could have an adverse effect on our business.

•The failure to complete, and delays in completing, the Merger could materially and adversely affect our business, results of operations and stock price.

•The ability to complete the Merger is subject to the receipt of consents and approvals from government entities, which may impose conditions that could have an adverse effect on us or could cause either party to abandon the Merger.

•We are subject to various uncertainties and restrictions on the conduct of our business while the Merger is pending which could have a material adverse effect on our business, results of operations and financial condition.

•We will continue to incur substantial transaction-related costs in connection with the Merger.

•We and our directors and officers may be subject to lawsuits relating to the Merger.

•Provisions of the Merger Agreement may deter alternative business combinations and could negatively impact our stock price if the Merger Agreement is terminated in certain circumstances.

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

•We are highly dependent upon our sales personnel. In addition, during 2023, we expanded our sales and marketing infrastructure, including the number of sales personnel and sales territories, to help us drive and support revenue growth. These changes naturally resulted in some sales disruption, which disruption adversely affected our revenue in various periods throughout 2023 and the first half of 2024.

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

Risks Related to Our Pending Acquisition by Boston Scientific

The announcement and pendency of the Merger Agreement with Boston Scientific could have an adverse effect on our business.

On June 17, 2024, we entered into the Merger Agreement with Boston Scientific and Merger Sub, pursuant to which Boston Scientific has agreed to acquire us for $27.50 per share in cash. Uncertainty about the effect of the Merger on our customers, employees, suppliers, vendors, international distributors, business partners and distribution channels may have an adverse effect on our business and operations that may be material to our company. For example, our employees may experience uncertainty about their roles following the Merger. There can be no assurance we will be able to attract and retain key talent, including senior leaders, to the same extent that we have previously been able to attract and retain employees. Any loss or distraction of such employees could have a material adverse effect on our business and operations. In addition, we have diverted, and will continue to divert, significant management attention and resources towards the completion of the Merger, which could materially adversely affect our business and operations. We also may experience intensifying competition from our competitors who attempt to leverage the risks and uncertainties of our pending Merger.

Failure to complete, and delays in completing, the Merger could materially and adversely affect our results of operations and our stock price.

Completion of the Merger is subject to a number of customary closing conditions, including stockholder approval and the expiration or termination of the waiting period (and any extensions) applicable to the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the HSR Act), among others, a number of which are not within our control. Failure to satisfy the conditions to the Merger could prevent, delay or otherwise materially and adversely affect the completion of the Merger. We can provide no assurance that all required approvals and clearances will be obtained or that all closing conditions will be satisfied, and, if all required approvals and clearances are obtained and the closing conditions are satisfied, we can provide no assurance as to the terms, conditions and timing of such approvals or the timing of the completion of the Merger. We also cannot assure you that we will be able to successfully consummate the Merger as currently contemplated under the Merger Agreement or at all. Risks related to the failure of the Merger to be consummated include, but are not limited to, the following:

•the Merger may be subject to certain legal restraints or challenge under applicable antitrust law outside the United States and may also be subject to scrutiny under U.S. antitrust law, even following the expiration of the waiting period (and any extensions) under the HSR Act;

•we would not realize any or all of the potential benefits of the Merger, including any synergies that could result from combining our financial and proprietary resources with those of Boston Scientific, which could have a negative effect on the price of our common stock;

•under some circumstances, we may be required to pay a termination fee to Boston Scientific of $37.9 million;

•we will remain liable for significant transaction costs, including legal, accounting, financial advisory, and other costs relating to the Merger regardless of whether the Merger is consummated;

•we may experience negative publicity and a negative impression of us in the investment community;

•we may experience negative reactions from financial markets or the trading price of our common stock may decline to the extent that the current market price for our common stock reflects a market assumption that the Merger will be completed;

•the attention of our management and employees may have been diverted by the Merger;

•we and our directors and officers could be subject to litigation relating to the Merger, including relating to any failure to complete the Merger;

•the potential loss of key personnel during the pendency of the Merger as employees may experience uncertainty about their future roles with us following completion of the Merger;

•the potential loss of, and negative reactions from physicians, patients, payors, suppliers, hospitals, manufacturers, and other business partners, including those with which we are seeking to establish business relationships, due to uncertainties about the Merger, and

•under the Merger Agreement, we are subject to certain restrictions on the conduct of our business prior to completing the Merger, which restrictions could adversely affect our ability to conduct our business as we otherwise would have done if we were not subject to these restrictions.

The occurrence of any of these events individually or in combination could materially and adversely affect our business, results of operations, financial condition, and stock price. If the Merger is not consummated and one or more of these events occur, such as payment of a termination fee to Boston Scientific or other significant transaction costs in connection with the Merger, our cash balances and other outstanding indebtedness at that time could be materially and adversely impacted and our options for sources of financing or refinancing could be more limited than if we had not pursued the Merger. If the Merger is not completed, there can be no assurance that these risks will not materialize and will not materially and adversely affect our stock price, business, financial condition, results of operations or cash flows.

The ability to complete the Merger is subject to the receipt of consents and approvals from government entities, which may impose conditions that could have an adverse effect on us or could cause either party to abandon the Merger.

Completion of the Merger is conditioned upon, among other things, the expiration or termination of the required waiting period (and any extension thereof) applicable to the Merger under the HSR Act, and the rules and regulations promulgated thereunder, and required consents, approvals, non-disapprovals and other authorizations under certain foreign antitrust or competition laws or foreign investment laws. We cannot provide any assurance that we or Boston Scientific will obtain the necessary consents, approvals, non-disapprovals and other authorizations or that the U.S. or foreign antitrust or foreign investment authorities will not take action under applicable antitrust and foreign investment laws in respect of the pending Merger. At any time before or after consummation of the Merger, the FTC or DOJ could take such action under the antitrust laws as it deems necessary or desirable in the public interest, including seeking to enjoin the completion of the Merger, seeking divestiture of substantial assets of one or both of the parties, requiring the parties to license or hold separate assets or terminate existing relationships and contractual rights, or requiring the parties to agree to other remedies. At any time before or after the completion of the Merger, and notwithstanding expiration of the waiting period under the HSR Act, any state or foreign jurisdiction could take such action under the antitrust laws as it deems necessary or desirable in the public interest. Such action could include seeking to enjoin the completion of the Merger, seeking divestiture of substantial assets of one or both of the parties, requiring the parties to license or hold separate assets or terminate existing relationships and contractual rights, or requiring the parties to agree to other remedies. Under certain circumstances, we or Boston Scientific may be permitted to terminate the Merger Agreement in the event that the required waiting period (and any extension thereof) applicable to the Merger under the HSR Act has not expired or been terminated or required consents, approvals, non-disapprovals and other authorizations under certain foreign antitrust or competition laws or foreign investment laws have not been obtained by the one-year anniversary of the date of the Merger Agreement (subject to extension as permitted under the Merger Agreement). Private parties may also seek to take legal action under the antitrust laws under certain circumstances, including by seeking to intervene in the regulatory process or litigate to enjoin or overturn regulatory approvals, any of which actions could significantly impede or even preclude obtaining required regulatory approvals. We cannot be certain that a challenge to the Merger will not be made or that, if a challenge is made, we will prevail.

We are subject to various uncertainties and restrictions on the conduct of our business while the Merger is pending, which could have a material adverse effect on our business, results of operations and financial condition.

Uncertainty about the pendency of the Merger and the effect of the Merger on our employees, customers, suppliers, manufacturers, and other third parties who deal with us may have a material adverse effect on our business, results of operations and financial condition. These uncertainties may impair our ability to attract, retain and motivate key personnel pending the consummation of the Merger, as such personnel may experience uncertainty about their future roles following the consummation of the Merger. Additionally, these uncertainties could cause physicians, patients, payors, suppliers, hospitals, manufacturers, and other business partners who deal with us to seek to change existing business relationships with us or fail to extend an existing relationship with us, including, but not limited to, the pendency of purchasing contracts and bidding processes that would enable physicians to use our products, all of which could have a material adverse effect on our business, results of operations, financial condition and market price of our common stock.

In addition, the Merger Agreement restricts us from taking certain actions without Boston Scientific’s consent while the Merger is pending. These restrictions may, among other matters, prevent us from hiring key personnel, buying or selling assets, making certain capital expenditures, refinancing or incurring additional indebtedness, entering into transactions, or making other changes to our business prior to consummation of the Merger or termination of the Merger Agreement. These restrictions and uncertainties could have a material adverse effect on our business, results of operations and financial condition during the pendency of the Merger.

We will continue to incur substantial transaction-related costs in connection with the Merger.

We have incurred significant legal, advisory and financial services fees in connection with Merger. We have incurred, and expect to continue to incur, additional costs in connection with the satisfaction of the various conditions to closing of the Merger, including seeking approval from our stockholders and from applicable regulatory authorities. If there is any delay in the consummation of the Merger, these costs could increase significantly.

We and our directors and officers may be subject to lawsuits relating to the Merger.

Litigation is very common in connection with the sale of public companies, regardless of whether the claims have any merit. One of the conditions to consummating the Merger is that no order enjoining, prohibiting or otherwise making illegal the consummation of the Merger shall have been issued by any governmental authority, including a court. Consequently, if any lawsuit challenging the Merger is successful in obtaining an order preventing the consummation of the Merger, that order may delay or prevent the Merger from being completed. While we will evaluate and defend against any lawsuits, the time and costs of defending against litigation relating to the Merger may adversely affect our business.

Provisions of the Merger Agreement may deter alternative business combinations and could negatively impact our stock price if the Merger Agreement is terminated in certain circumstances.

Under the Merger Agreement, we are subject to customary “no-shop” restrictions on our ability (and the ability of our subsidiaries and representatives) to (i) solicit alternative acquisition proposals from third parties; (ii) subject to certain exceptions, engage or participate in discussions or negotiations regarding alternative acquisition proposals; or (iii) subject to certain exceptions, furnish to any person non-public information in connection with an alternative acquisition proposal. In addition, we have agreed that, subject to certain exceptions, the Board of Directors will not withdraw its recommendation that our stockholders adopt the Merger Agreement. The Merger Agreement also provides for the payment by us of a termination fee of $37.9 million if the Merger Agreement is terminated in certain circumstances in connection with a competing third-party acquisition proposal. These provisions limit our ability to pursue offers from third parties that could result in greater value to our stockholders. The obligation to pay the termination fee may also discourage a third party from pursuing an alternative acquisition proposal. If the Merger Agreement is terminated and we determine to seek another business combination, we cannot assure our stockholders or other securities holders that we will be able to negotiate a transaction with another company on terms comparable to the terms of the Merger Agreement, or that we will avoid incurrence of any fees associated with the termination of the Merger Agreement. In the event the Merger Agreement is terminated, our stock price may decline.

Risks Related to Our Business

We have a history of net losses, and we expect to incur operating losses in the future and we may not be able to achieve or sustain profitability.

We have incurred net losses since our inception in March 2007. For the six months ended June 30, 2024, we had a net loss of $30.7 million and we expect to continue to incur additional losses in the future. As of June 30, 2024, we had an accumulated deficit of $430.2 million. To date, we have financed our operations primarily through equity and debt financings and from sales of our portfolio of TCAR products. The losses and accumulated deficit have primarily been due to the substantial investments we have made to develop our products, as well as for costs related to general research and development, including clinical and regulatory initiatives to obtain marketing approval, sales and marketing efforts, investments in manufacturing and distribution capacity, and other infrastructure improvements.

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

The rate of adoption of TCAR and sales of our products that facilitate the procedure is heavily influenced by clinical data. Although the Society for Vascular Surgery’s Vascular Quality Initiative contains real world data retrospectively comparing carotid revascularization procedures including TCAR, we have not conducted a randomized clinical trial of TCAR or head-to-head clinical trials to prospectively compare TCAR to the procedures historically available to patients, such as CEA or CAS, which may limit the adoption of TCAR. Additionally, the Carotid Revascularization and Medical Management for Asymptomatic Carotid Stenosis 2, or CREST-2, clinical trial currently funded by the National Institutes of Health, is ongoing and is designed to compare the effectiveness of each of CEA and CAS, in parallel randomized trials, with best medical therapy alone in standard surgical risk asymptomatic patients with carotid artery disease. Both the CEA and CAS trials have been fully enrolled. The follow-up period is a mean of 4 years for all enrolled patients so it is hard to predict when the follow-up will be completed. The national principal investigators have stated that results will not be published until 2026 at the earliest. After the follow-up period post final enrollment, the trial could conclude that medical management alone achieves the same or better therapeutic results as CEA and/or CAS, which could have an adverse impact on the adoption of TCAR. Finally, our competitors and third parties may also conduct clinical trials of our products without our participation. Unfavorable or inconsistent clinical data from existing or future clinical trials conducted by us, our competitors or third parties, the interpretation of our or other clinical data or findings of new or more frequent adverse events, could have a material adverse effect on our business, financial condition and results of operations.

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

We currently rely on our direct sales force to sell our products in targeted geographic regions in the U.S., and any failure to continue to hire, train, maintain, motivate and grow our direct sales force could harm our business. Our operating results are directly dependent upon the sales and marketing efforts of our employees. If our direct sales force fails to adequately promote, market and sell our products, our revenue may suffer. The members of our direct sales force are highly trained and possess substantial technical and clinical expertise, which we believe is critical in driving adoption of TCAR. The members of our U.S. sales force are at-will employees. The loss of these personnel to competitors or otherwise could materially harm our business. If we are unable to retain our direct sales force personnel or replace them with individuals of equivalent technical and clinical expertise and qualifications, or if we are unable to successfully instill such technical and clinical expertise in replacement personnel, our revenues and results of operations could be materially harmed. Because the competition for qualified sales personnel is high, we cannot assure you we will be able to hire and retain sales personnel on favorable or commercially reasonable terms, if at all. Failure to hire or retain qualified sales personnel would prevent us from expanding our business and generating revenue. If we are unable to expand our sales and marketing capabilities, we may not be able to effectively commercialize our products, which could have an adverse impact on our business. In addition, the hiring and training of new sales personnel takes time and could adversely affect our revenue and financial results for a particular period, as could changes in our sales territories and sales structure. In addition, we have expanded our sales and marketing infrastructure, including number of sales personnel and sales territories, to help us drive and support revenue growth and we intend to continue this expansion. These changes naturally resulted in some sales disruption, which disruption adversely affected our revenue in various periods throughout 2023 and through the first half of 2024.

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

Our industry is highly competitive, subject to change and significantly affected by new product introductions and other activities of industry participants. Competition in our industry has increased with new technologies and market entrants seeking approvals for carotid disease treatment indications in the U.S. CEA has historically been performed by vascular surgeons as the primary surgical solution for carotid artery disease. The major manufacturers of products, such as patches and shunts, used in connection with CEA include LeMaitre Vascular, Inc., Getinge AB, Baxter International Inc., Terumo Medical Corporation, W.L.Gore and Associates, Inc. and Edwards Lifesciences Corporation. Some competitors market products for use in CAS, such as peripheral access kits, stents, distal and proximal embolic protection devices, guidewires, balloons and sheaths. Such companies include Abbott Laboratories, Boston Scientific Corporation, Cook Medical Inc., Cordis Corporation, Medtronic plc, Terumo Medical Corporation, W.L. Gore and Associates, Inc., Contego Medical Inc. and InspireMD, Inc. Preliminary results from Contego Medical Inc.’s PERFORMANCE II and InspireMD, Inc.’s C-Guardians IDE studies were presented at the VIVA conference in November 2023. Abbott Laboratories, Contego Medical Inc. and InspireMD, Inc. have also announced plans to develop products for TCAR. These technologies, other products that are in ongoing clinical trials, new drugs or additional indications for existing drugs could demonstrate better safety, effectiveness, clinical results, lower costs or greater physician and patient acceptance. In addition, physicians may choose to use another company’s stent and not our ENROUTE stents in connection with TCAR procedures, including a stent by Abbott Laboratories that recently obtained an expanded indication, or products not labeled for TCAR in an off-label fashion. Competitive companies may promote their CAS products for off-label use in TCAR. In addition, physicians may choose to use another company’s stents and not our ENROUTE stents in connection with TCAR procedures, including a stent by Abbott Laboratories that recently got approval for a shortened delivery system to be used in transcarotid stenting procedures, or products not labeled for TCAR in an off-label fashion. Competitive companies may promote their CAS products for off-label use in TCAR.

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

We are currently focused on improving existing products for TCAR, developing new products for TCAR, and developing new products for other disease states beyond carotid artery disease. For example, following receipt of 510(k) clearance from the FDA in the third quarter of 2022, we initiated a limited market release of our ENROUTE Enflate Transcarotid RX Balloon Dilatation Catheter in the fourth quarter of 2022 and a full market release during the second quarter of 2023. In addition, we received PMA approval for tapered configurations of our ENROUTE stent in second quarter of 2023 and initiated a limited market release followed by a full market release in the first quarter of 2024. We received 510(k) clearance for our next generation neuroprotection system, or ENROUTE NPS PLUS, in the second quarter of 2023 and initiated its launch early in the second quarter of 2024. If we are unable to continue to develop new products, applications or features due to constraints, such as insufficient cash resources, high employee turnover, inability to hire personnel with sufficient technical skills or a lack of other research and development resources, we may not be able to maintain our competitive position compared to other companies. Furthermore, many of our competitors devote a considerably greater amount of funds to their research and development programs than we do, and those that do not may be acquired by larger companies that would allocate greater resources to research and development programs. Our failure or inability to devote adequate research and development resources or compete effectively with the research and development programs of our competitors could harm our business.

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

As of June 30, 2024, we had an aggregate of approximately $75.0 million in principal outstanding under our Loan Agreement with Oxford Finance. We must make significant interest-only monthly payments under the Loan Agreement, and the term loans outstanding under the Loan Agreement will begin to amortize in equal monthly installments beginning in July 2026 (unless we elect to extend the interest-only period by another year), which will divert resources from other activities. Our obligations under the Loan Agreement are collateralized by substantially all of our assets and we are subject to customary affirmative and negative covenants, including covenants limiting our ability and the ability of our subsidiaries to, among other things, dispose of assets, effect certain mergers, incur debt, grant liens, pay dividends and distributions on capital stock, make investments and acquisitions, and enter into transactions with affiliates, in each case subject to customary exceptions for a loan facility of this size and type. The covenants related to the Loan Agreement, as well as any future financing agreements into which we may enter, may restrict our ability to finance our operations and engage in, expand or otherwise pursue our business activities and strategies. While we have not previously breached and are not currently in breach of these or any other covenants contained in our Loan Agreement, there can be no guarantee that we will not breach these covenants in the future. Our ability to comply with these covenants may be affected by events beyond our control, and future breaches of any of these covenants could result in a default under the Loan Agreement. If not waived, future defaults could cause all of the outstanding indebtedness under the Loan Agreement to become immediately due and payable, termination of commitments to extend further credit, a 5% increase in the applicable rate of interest and the exercise by the lender of other rights and remedies provided for under the Loan Agreement. If we do not have or are unable to generate sufficient cash available to repay our debt obligations when they become due and payable, either upon maturity or in the event of a default, our assets could be foreclosed upon and we may not be able to obtain additional debt or equity financing on favorable terms, if at all, which may negatively impact our ability to operate and continue our business as a going concern.

Adverse developments with respect to the stability of financial institutions we do business with, or unstable banking, credit and/or capital market conditions generally, or the perception thereof, could adversely affect our ability to access cash, obtain additional financing, restructure or refinance our indebtedness, or meet our liquidity and debt service requirements.

The recent and potential future disruptions in access to bank deposits or lending commitments due to bank failure could materially and adversely affect our liquidity, financial condition, results of operations, business and stock price. Last year’s closures of Silicon Valley Bank, Signature Bank and First Republic Bank and their placement into receivership with the Federal Deposit Insurance Corporation, or FDIC, has created bank-specific and broader financial institution liquidity risk and concerns. Although the Department of the Treasury, the Federal Reserve, and the FDIC jointly released a statement that depositors at Silicon Valley Bank and Signature Bank would have access to their funds, even those in excess of the standard FDIC insurance limits, and such access to date by us to our cash and cash equivalents held at SVB has been uninterrupted, future adverse developments with respect to specific financial institutions or the broader financial services industry may lead to market-wide liquidity shortages. More recently, U.S. regulators closed Republic First Bank and another bank assumed Republic’s deposits and purchased substantially all of its assets. The failure of any bank in which we deposit our funds could reduce the amount of cash we have available for our operations or delay our ability to access such funds. As of June 30, 2024, a portion of our cash and cash equivalents was maintained with SVB and exceeded federally insured limits. Substantially all of our cash equivalents and investments reside in a custodial account held by a third party, in which SVB Asset Management is the advisor. As of the issuance date of this Quarterly Report on Form 10-Q, we have not experienced any losses on our deposits and all of our cash deposited with SVB has been accessible to us, although no assurance can be provided that we will not experience any future losses on our deposits or access to our cash equivalents and investments. As of June 30, 2024, our cash equivalents and investments are invested in highly rated money market funds, U.S. treasury bills, U.S. government securities, commercial paper, corporate bonds/notes, and agency bonds/notes at two major financial institutions in the U.S. Uncertain financial markets, or a U.S. sovereign default or threat thereof, could result in a tightening in the credit markets, a reduced level of liquidity in many financial markets, and extreme volatility in fixed income and credit markets. The credit ratings of securities in our investments could deteriorate and may have an adverse impact on the carrying value of these investments. Any such failure may increase the possibility of a sustained deterioration of financial market liquidity, or illiquidity at clearing, cash management and/or custodial financial institutions. In the event we have a commercial relationship with a bank or lender that has failed or is otherwise distressed or if other banks and financial institutions enter receivership or become insolvent in the future, we may experience delays or other issues in accessing our cash and meeting our financial obligations. In addition, any future unstable banking, credit and/or capital market conditions could also adversely affect our ability to obtain additional financing, restructure or refinance our indebtedness, if needed, or meet our liquidity and debt service requirements or the ability of our suppliers, vendors, customers and others in which we do business to do any of the foregoing with respect to their respective businesses.

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

We are registered with the FDA as a medical device specifications developer, manufacturer and complaint file establishment. The FDA has broad post-market and regulatory enforcement powers. We are subject to unannounced inspections by the FDA and the Food and Drug Branch of the California Department of Public Health, or CDPH, to determine our compliance with the QSR and other regulations at both our design and manufacturing facilities, and these inspections may include the manufacturing facilities of our suppliers. These inspections may be initiated as a result of concerns regarding the safety of our products or the components thereof. The FDA conducted an initial facility inspection in our Plymouth, Minnesota location in January 2024 and a one-observation Form 483 Notice of Observation was issued pertaining to a singular piece of production equipment in relation to calibration and preventive maintenance. In response, we initiated a Corrective and Preventive Action, or CAPA, to address the 483. The FDA have acknowledged our responses and that they will evaluate effectiveness of our corrective actions at the next inspection.

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

We have never paid cash dividends and do not anticipate paying cash dividends on our common stock in the foreseeable future. Further, our ability to pay dividends in the future is limited by contractual restrictions under the terms of the Merger Agreement. The payment of dividends will depend on our earnings, capital requirements, financial condition, prospects for future earnings and other factors our board of directors may deem relevant. In addition, our loan agreement limits our ability to, among other things, pay dividends or make other distributions or payments on account of our common stock, in each case subject to certain exceptions. If we do not pay dividends, our common stock may be less valuable because a return on your investment will only occur if our common stock price appreciates and you then sell our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended June 30, 2024, none of our directors or “officers” (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of SEC Regulation S-K.

Item 6. Exhibit Index

The exhibits listed in the accompanying index to exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
2.1**	Agreement and Plan of Merger, dated as of June 17, 2024, among Boston Scientific Corporation, Seminole Merger Sub, Inc. and Silk Road Medical, Inc.	8-K	001-38847	2.1	6/18/2024
3.1**	Restated Certificate of Incorporation of Silk Road Medical, Inc.	10-K	001-38847	3.1	2/28/2024
3.2**	Amended and Restated Bylaws of Silk Road Medical, Inc. effective as of March 15, 2023	8-K	001-38847	3.1	3/15/2023
4.1**	Specimen Common Stock Certificate of Silk Road Medical, Inc.	S-1	333-233044	4.1	8/6/2019
4.2**	Amended and Restated Stockholders Agreement dated July 7, 2017 among Silk Road Medical, Inc. and certain stockholders.	S-1	333-233044	4.3	8/6/2019
31.1*	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*#	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

SILK ROAD MEDICAL, INC.

August 7, 2024	By:	/s/ Charles S. McKhann
Charles S. McKhann
Chief Executive Officer (principal executive officer)

August 7, 2024	By:	/s/ Lucas W. Buchanan
Lucas W. Buchanan
Chief Operating Officer and Chief Financial Officer (principal financial officer)

August 7, 2024	By:	/s/ Mhairi L. Jones
Mhairi L. Jones
Vice President, Finance and Chief Accounting Officer (principal accounting officer)